Form 10-Q
period 1996-03-31
SANTA FE FINANCIAL CORP
filed 1996-05-14
CIK 86759

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

                     Commission File Number 0-6877

                      SANTA FE FINANCIAL CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

                   Nevada                          95-2452529
           (State or Other Jurisdiction of        (IRS Employer
            Incorporation or Organization)         Identification No.)

Mailing Address: P.O. Box 80037
                 San Diego, CA 92138

Street Address:  2251 San Diego Avenue, Suite A-151
                 San Diego, CA 92110

                 (619) 298-7201
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

           (1)   Yes  X   No       2)   Yes  X    No
                     ---     ---            ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock         Outstanding at May 10, 1996
- - ----------------------        ----------------------------
   $.10 Par Value                   638,019 shares

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    SANTA FE FINANCIAL CORPORATION & SUBSIDARY
                          CONSOLIDATED BALANCE SHEET

                                                    March 31      December 31
                                                      1996             1995
                                                   (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                      $  9,504,364    $  7,016,804
  Other current assets                                  2,982          23,245
  Deferred income taxes                                45,480          45,480
  Current portion of notes receivable, net             11,423          15,119
                                                  -----------     -----------
  Total currents assets                             9,564,249       7,100,648

Investments
  Investment in Justice Investors                   4,498,905       4,457,850
   Other investments                                    2,431           2,431
                                                  -----------     -----------
                                                    4,501,336       4,460,281
Property, Furniture and Fixture
  Furniture and fixtures                               97,649          94,257
  Less allowances for depreciation                    (77,249)        (75,287)
                                                  -----------     -----------
                                                       20,400          18,970
Other assets
  Notes receivable                                    130,636         130,636
  Deferred income taxes                                 1,207           1,207
                                                  -----------     -----------

Total assets                                     $ 14,217,828    $ 11,711,742
                                                  ===========     ===========

Liabilities and shareholders' equity
Current liabilities
  Accounts payable and accrued expenses          $     70,935    $     68,163
  Income taxes payable                                102,000          81,203
                                                   ----------      ----------
Total current liabilities                             172,935         149,366

Minority interest                                   3,001,720       3,045,360

Shareholders' equity
  Common stock - par value $.10 per share;
  Authorized 1,500,000 issued & outstanding
  548,019 at Dec. 31, 1995, and 638,019 at
  Mar 31, 1996                                         63,802          54,802
  Additional paid-in capital                        8,277,137       5,856,137
  Retained earnings                                 2,702,234       2,606,077
                                                  -----------     -----------
  Total shareholders' equity                       11,043,173       8,517,016
                                                  -----------     -----------
Total liabilities & shareholders' equity         $ 14,217,828    $ 11,711,742
                                                  ===========     ===========

See accompanying notes

                 Santa Fe Financial Corporation & Subsidiary
                        Consolidated Statements of Income
                                  (Unaudited)

                                   First Quarter ending March 31
                                    1996                   1995
Revenue
  Partnership income           $   332,619            $   304,659
  Interest income                   99,294                102,513
  Other income                      29,048                121,851
                                 ---------              ---------
Total income                       460,961                529,023

Cost and expenses
  Legal and professional            27,250                 49,105
  Litigation - GPG                  68,531                 24,041
  General and administrative       101,007                 85,809
  Depreciation                       1,962                  1,772
                                 ---------              ---------
                                   198,750                160,727

Income before income taxes &
  minority interest                262,211                368,296

Income taxes                       102,000                104,920
                                 ---------              ---------
Income before minority interest    160,211                263,376
Minority interest                   64,057                 55,747
                                 ---------              ---------

Net income                     $    96,154            $   207,629
                                 =========              =========

Net income per share           $      0.17            $      0.39
                                 =========              =========
Weighted average shares
  outstanding                      567,799                538,019
                                 =========              =========

See accompanying notes.

                  SANTA FE FINANCIAL CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                 Three months ending March 31
                                                       1996           1995
                                                   -----------    -----------
OPERATING ACTIVITIES
  Net income                                       $    96,154    $   207,629
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Equity in net income of limited                   (332,619)      (304,659)
       partnership
     Minority interest                                 (43,640)       (38,488)
     Amortization                                      (22,176)       (22,171)
     Depreciation                                        1,962          1,772
     Decrease in other assets                           20,266         47,749
     Increase in accounts payable and
       accrued expenses                                  2,772         18,242
     Increase in deferred income taxes
       and income taxes payable
       taxes payable                                    20,797         93,865
                                                    ----------     ----------
Net cash (used in) operating activities               (256,484)         3,939

INVESTING ACTIVITIES
  Cash distributions from limited partnership          313,740        313,740
  Purchase of accounting software                       (3,392)             -
                                                    ----------      ---------

  Net cash provided by financing
    activities                                         310,348        313,740
                                                    -----------    ----------

FINANCING ACTIVITIES
  Sale of stock                                      2,430,000      2,295,834
  Dividends paid                                             -       (274,010)
  Proceeds  from bank loan                                   -        126,000
  Proceeds from  receivable                              3,696            202
                                                   -----------    -----------
Net cash provided by financing
  activities equivalents                             2,433,696      2,148,026

Increase in cash & cash equivalents                  2,487,560      2,465,705
                                                   -----------    -----------
Cash & cash equivalents at beginning
  of period                                          7,016,804      4,795,954
                                                   -----------    -----------

Cash & cash equivalents at end of period          $  9,504,364   $  7,261,659
                                                   ===========    ===========
See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies
     ---------------------------------------------------------
The financial statements included herein have been prepared by Santa Fe Financial Corporation. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and foot note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.) The adoption of the new standard had no effect on the financial statements.

2.    Sale of Stock
      -------------
On March 11, 1996, the InterGroup Corporation exercised the outstanding warrants to purchase 90,000 shares of the Company's common stock at $27.00 per share for proceeds of $2,430,000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

For the First Three Months of 1996 Compared to 1995

Gross revenues for the Company for the first three months of 1996 as compared to the first three months of 1995 declined approximately 12.9% primarily due to a nonrecurring recovery on a bankruptcy claim in the amount of $95,083.45 during the first quarter of 1995. The increase in costs and expenses of approximately 23.7% can be attributed to the cost of the litigation filed by Guinness Peat Group plc ("GPG") which is discussed in "Legal Proceedings" in
Part II of this report. As a result, income before income taxes and minority interest decreased approximately 28.8% and net income decreased 53.7%.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal sources of revenue continue to be derived from Portsmouth Square's investment in the Justice Investors limited partnership and income received from investment of its cash assets. The partnership derives most of its income from its lease with Holiday Inn.

On March 11, 1996 The InterGroup Corporation exercised its warrants to purchase 90,000 shares of the Company's common stock at $27.00 per share. The exercise of those warrants resulted in the investment of $2,430,000 in the Company, which further enhances its liquidity and book value.

Expenses inflicted on the Company as a result of the litigation filed by GPG will continue to impact operating results. However, management believes that the resources of the Company are currently sufficient to meet all of its short and long term obligations.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Guinness Peat Group plc ("GPG") and its subsidiary, Allied Mutual Insurance Services Limited ("AMI") had filed a shareholders derivative suit against certain directors of the Company, The InterGroup Corporation ("InterGroup") and the Company as a nominal defendant. The trial date in that action has been continued to September 6, 1996.

On May 3, 1996, the Superior Court affirmed its prior telephonic ruling of April 5, 1996 granting InterGroup's motion for summary judgment, in its entirety, on the grounds that none of the causes of action asserted against InterGroup in GPG's first amended complaint had any merit. GPG has filed a motion to seek leave to amend its complaint which is scheduled to be heard on May 24, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on May 7, 1996, at The Westgate Hotel in San Diego, California. At that meeting all of management's nominees, John V. Winfield, Janice Braly-Nelsen and William J. Nance were elected Directors of Santa Fe to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditor for the year ending
December 31, 1996.  A tabulation of the votes is as follows:

Proposal (1) - Directors:   VOTES FOR  AGAINST  ABSTAINED   BROKER NONVOTE
   John V. Winfield          432,662             51,020
   Janice Braly-Nelsen       432,662             51,020
   William J. Nance          432,222             51,460

Proposal (2) - Accountants:
   Ernst & Young LLP         439,580    625      43,477           0

Item 5.   Other Information

At a meeting of the Board of Directors held on May 7, 1996, after the Annual Meeting of Shareholders, the following persons were elected as officers of the Company: John V. Winfield, President and Chairman of the Board;
William J. Nance, Vice President; and L. Scott Shields, Secretary and
Treasurer.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant filed the following reports on Form 8-K during the period covered by this report:

             DATE OF REPORT          ITEM(S) REPORTED

             January 22, 1996        Declaration of dividend and update
                                     on derivative suit

             March 11, 1996          Exercise of Warrants by The
                                     InterGroup Corporation


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
        (Registrant)

Date:    May 13, 1996
by /s/ John V. Winfield
- - ----------------------------------
       John V. Winfield, President
       and Chairman of the Board


Date:    May 13, 1996
by /s/ L. Scott Shields
- - ----------------------------------
       L. Scott Shields, Treasurer
       and Chief Financial Officer