Form 10-Q
period 1996-06-30
SANTA FE FINANCIAL CORP
filed 1996-08-14
CIK 86759

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                    -----    -----

                      Commission File Number 0-6877

                      SANTA FE FINANCIAL CORPORATION
            ----------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

                   Nevada                          95-2452529
            -----------------------------          ------------
           (State or Other Jurisdiction of        (IRS Employer
            Incorporation or Organization)         Identification No.)

            Mailing Address: P.O. Box 80037
                             San Diego, CA 92138

            Street Address:  2251 San Diego Avenue, Suite A-151
                             San Diego, CA 92110

                               (619) 298-7201
                                -------------
            (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

              (1)   Yes  X   No       2)   Yes  X    No
                        ---     ---            ---       ---

     The number of shares outstanding of the issuer's common stock as of August 13, 1996: Common Stock, $.10 par value - 638,019 shares

                                  INDEX

                  SANTA FE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION                                   PAGE NO.
Item 1. Financial Statements

    Consolidated balance sheets--June 30, 1996 (Unaudited)
    and December 31, 1995                                          3

    Consolidated Statements of Income (Unaudited)--Quarters
    ended June 30, 1996 and 1995 and for Six Months ended
    June 30, 1996 and 1995                                         4

    Consolidated statements of cash flow (Unaudited)--Six
    Months ended June 30, 1996 and 1995                            5

    Notes to consolidated financial statements--June 30, 1996      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          9

Item 4. Submission of Matters to a Vote of Security Holders        9

Item 5. Other Information                                          9

Item 6. Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                         10

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    SANTA FE FINANCIAL CORPORATION & SUBSIDARY
                          CONSOLIDATED BALANCE SHEET

                                                     June 30,     December 31,
                                                      1996             1995
                                                   (Unaudited)
                                                --------------  -------------
ASSETS
Current assets
  Cash and cash equivalents                      $  8,481,825    $  7,016,804
  Marketable securities                               874,515              --
  Other current assets                                 35,878          23,245
  Deferred income taxes                                45,480          45,480
  Income tax receivable                                30,800              --
  Current portion of notes receivable, net             11,423          15,119
                                                   ----------      ----------
  Total currents assets                             9,479,922       7,100,648
                                                   ----------      ----------

Investments
  Investment in Justice Investors                   4,548,270       4,457,850
  Other investments                                     2,431           2,431
                                                   ----------      ----------
                                                    4,550,701       4,460,281
                                                   ----------      ----------
Property, furniture and fixtures
  Furniture and fixtures                               97,649          94,257
  Less allowances for depreciation                    (79,211)        (75,287)
                                                   ----------      ----------
                                                       18,438          18,970
                                                   ----------      ----------

Other assets
  Notes receivable                                    130,636         130,636
  Deferred income taxes                                 1,207           1,207
                                                   ----------      ----------

Total assets                                     $ 14,180,904    $ 11,711,742
                                                  ===========     ===========

Liabilities and shareholders' equity
Current liabilities
  Accounts payable and accrued expenses          $    121,765    $     68,163
  Income taxes payable                                     --          81,203
                                                   ----------      ----------
Total current liabilities                             121,765         149,366

Minority interest                                   3,062,575       3,045,360

Shareholders' equity
  Common stock - par value $.10 per share;
  Authorized 1,500,000 issued & outstanding
  548,019 at Dec. 31, 1995, and 638,019 at
  June 30, 1996                                        63,802          54,802
  Additional paid-in capital                        8,277,137       5,856,137
  Retained earnings                                 2,655,625       2,606,077
                                                   ----------      ----------
  Total shareholders' equity                       10,996,564       8,517,016
                                                  -----------     -----------
Total liabilities & shareholders' equity         $ 14,180,904    $ 11,711,742
                                                  ===========     ===========

See accompanying notes to consolidated financial statements

                 SANTA FE FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   Quarter Ended             Six Months Ended
                                      June 30,                   June 30,
                                 1996         1995           1996         1995
                               --------     ---------      --------    ---------
Revenue
  Partnership income           $ 340,929     $ 304,928    $ 673,548    $ 609,587
  Interest income                121,427       110,063      220,721      212,576
  Dividends                        4,000            --        4,000           --
  Other income                    28,176        26,091       57,224      147,942
                                --------      --------     --------     --------
                                 494,532       441,082      955,493      970,105
                                --------      --------     --------     --------

Cost and expenses
  General and administrative     121,842       112,131      222,849      208,255
  Audit and legal                 18,142        19,500       45,392       39,000
  Litigation - GPG                96,334        76,845      164,865      120,176
  Depreciation                     1,962           915        3,924        2,687
                                --------      --------     --------     --------
                                 238,280       209,391      437,030      370,118
                                --------      --------     --------     --------
Income before income taxes
  and minority interest          256,252       231,691      518,463      599,987

Income taxes                     105,000        94,000      207,000      198,920
                                --------      --------     --------     --------
Income before minority interest  151,252       137,691      311,463      401,067
Minority interest                 60,855        59,602      124,912      115,349
                                --------      --------     --------     --------

Net income                     $  90,397     $  78,089    $ 186,551    $ 285,718
                                ========      ========     ========     ========

Net income per share           $    0.14     $    0.14    $    0.31    $    0.53
                                ========      ========     ========     ========
Weighted average shares
  outstanding                    638,019       538,019      603,014      543,047
                                ========      ========     ========     ========

Dividends per share            $    0.25     $    0.50    $    0.25    $    0.50
                                ========      ========     ========     ========

See accompanying notes to consolidated financial statements.

                  SANTA FE FINANCIAL CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                   Six Months Ended June 30,
                                                       1996           1995
                                                   -----------    -----------
OPERATING ACTIVITIES
  Net income                                       $   186,551    $   285,718
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
    Equity in net income of limited                   (673,548)      (609,587)
       partnership
    Minority interest                                   17,215         21,114
    Amortization                                       (44,352)       (44,352)
    Depreciation                                         3,924          2,687
    (Increase) decrease in other assets                (12,634)        46,265
    Increase (decrease) in accounts payable
       and expenses                                     53,602        (12,225)
    Change in deferred income taxes and income
       and income taxes payable and receivable        (112,003)       (17,190)
                                                     ----------     ----------
Net cash (used in) operating activities               (581,245)      (327,570)

INVESTING ACTIVITIES
  Cash distributions from limited partnership          627,480        627,480
  Purchase of other assets                              (3,392)             -
  Purchase of securities                              (874,515)             -
                                                    ----------      ---------
  Net cash provided by (used in) financing
    activities                                        (250,427)       627,480
                                                    -----------    ----------

FINANCING ACTIVITIES
  Sale of stock                                      2,430,000      2,295,834
  Dividends paid                                      (137,003)      (274,010)
  Proceeds from  receivable                              3,696          4,548
                                                   -----------    -----------
Net cash provided by financing
  activities                                         2,296,693      2,026,373
                                                   -----------    -----------

Increase in cash & cash equivalents                  1,465,021      2,326,283
Cash & cash equivalents at beginning
  of period                                          7,016,804      4,795,954
                                                   -----------    -----------

Cash & cash equivalents at end of period          $  8,481,825   $  7,122,237
                                                   ===========    ===========
See accompanying notes.

                   SANTA FE FINANCIAL CORPORATION AND SUSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies
     ---------------------------------------------------------
The financial statements included herein have been prepared by Santa Fe Financial Corporation. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of). The adoption of the new standard had no effect on the financial statements.

2.    Sale of Stock
      -------------
On March 11, 1996, the InterGroup Corporation exercised the outstanding warrants to purchase 90,000 shares of the Company's common stock at $27.00 per share for proceeds of $2,430,000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

Foward-Looking Statements and Projections

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form 10-K for the year ended December 31, 1995, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The portions of the Form 10-K referred to in this paragraph are expressly incorporated herein by reference. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 64.10%-ownwed subsidiary, Portsmouth Square, Inc., in the Justice Investors limited partnership and income received from investment of its cash and securities assets. The partnership derives most of its income from its lease with Holiday Inn and from a lease with Evon Garage Corporation.

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

Comparison of the second quarter operating results of 1996 to the second quarter of 1995 shows that total revenues increased 12.1%, costs and expenses increased 13.8%, income before tax and minority interest increased 10.6%, and net income increased 15.8%.

The increase in total revenues reflects a decline in expenses at the partnership level, primarily attributable to the refinanciang of the hotel asset in 1995, an increase in garage revenues and an increase in investment income. The increase in expenses is primarily attributable to rising costs associated with the litigation filed by Guinness Peat Group plc ("GPG"), which is discussed in "Legal Proceedings" in Part II of this report. The modest increase in general and administrative expenses was due to higher costs associated with the annual meetings of the Company and its subsidiary and the payment of director's fees to both incoming and outgoing directors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Comparison of the results of operations for the first six months of 1996 to the first six months of 1995 reveals that total revenues decreased 1.5%, expenses increased approximately 18.1%, income before taxes and minority interest decreased 13.6% and net income decreased 34.7%

The decline in total revenues for the Company of 1.5% for the first six months of 1996 as compared to the first six months of 1995 is primarily due to a nonrecurring recovery on a bankruptcy claim in the amount of $95,083 during the first quarter of 1995. If that nonrecurring item of income was eliminated, total revenues would have increased 9.2% and income before taxes and minority interest would have increased 2.7%.

The increase in costs and expenses of approximately 18% is primarily attributable to the rising costs of the litigation filed by GPG. The modest increase in general and administrative expenses was due to higher costs associated with the annual meetings of the Company and its subsidiary this year and the payment of director's fees during the second quarter to both incoming and outgoing directors.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1996, the Company had cash, cash equivalents and marketable securities of $9,356,340, after the payment of a cash dividend equal to $.25 per common share during the second quarter. The increase in the Company's cash position from year end December 31, 1995, is primarily attributable to The InterGroup Corporation's exercise of its warrants whereby it purchased 90,000 shares of the Company's common stock at $27.00 per share on March 11, 1996. The exercise of those warrants resulted in the investment of $2,430,000 in the Company, which enhanced its liquidity and book value.

The Company remains liquid with a current ratio of 78.5 to 1 and management believes that its capital resources are currently adequate to meet its short and long term obligations. The Company is diversifying its investment of its cash assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company may also make limited investments in equities when deemed appropriate.

Expenses incurred by the Company as a result of the litigation filed by GPG will continue to impact operating results and the Company's cash resources. From the initiation of the lawsuit to June 30, 1996, those expenses now total $487,025. As a result of the high costs associated with that litigation, the Company believed it prudent to suspend payment of any dividends pending resolution of that action, at which time its Board of Directors will reexamine its dividend policy.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Guinness Peat Group plc ("GPG") and its subsidiary, Allied Mutual Insurance Services Limited ("AMI") had filed a shareholders derivative suit against certain directors of the Company, The InterGroup Corporation ("InterGroup") and the Company as a nominal defendant.

On May 3, 1996, the Superior Court affirmed its prior telephonic ruling of April 5, 1996 granting InterGroup's motion for summary judgment, in its entirety, on the grounds that none of the causes of action asserted against InterGroup in the first amended complaint had any merit. Subsequently, on May 24, 1996, the Superior Court granted GPG and AMI's motion to again amend their complaint to add a new cause of action alleging fraud against InterGroup.

On July 2, 1996, GPG and AMI filed a third amended complaint. Discovery in this action is still continuing and the trial date has now been set for November 15, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders.

The information called for by this item relating the Company's Annual Meeting of Shareholder held on May 7, 1996, was previously reported in the Company's Form 10-Q Report for the quarterly period ended March 31, 1996 and is incorporated herein by this reference.


Item 5.   Other Information

At a special meeting of the Board of Directors held on July 25, 1996, the Board elected to suspend the payment of all regular and special dividends pending resolution of the derivative suit filed by GPG and AMI. The Board is expected to reexamine the Company's dividend policy following the termination of that litigation.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant filed the following reports on Form 8-K during the period covered by this report:

             DATE OF REPORT          ITEM(S) REPORTED

             April 9, 1996           Resignation of R.N. Gould as President,
                                     Chairman of the Board and a Director;
                                     Appointments of William J. Nance as a
                                     Director and John V. Winfield as
                                     President and Chairmen of the Board.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
       (Registrant)

Date:   August 14, 1996
by /s/  John V. Winfield
- - - ------------------------------
        John V. Winfield, President
        and chairman of the Board

Date:   August 14, 1996
by /s/  L. Scott Sheilds
- - - -----------------------------
        L. Scott Shields, Treasurer
        and Chief Financial Officer