Form 10-Q
period 1996-09-30
SANTA FE FINANCIAL CORP
filed 1996-11-14
CIK 86759

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

            Mailing Address: P.O. Box 80037
                             San Diego, CA 92138-0037

            Street Address:  2251 San Diego Avenue, Suite A-151
                             San Diego, CA 92110-2926

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

     The number of shares outstanding of the issuer's common stock as of October 13, 1996: Common Stock, $.10 par value - 638,019 shares

                                  INDEX

                  SANTA FE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION                                     PAGE NO.
Item 1. Financial Statements

    Consolidated Balance Sheets--September 30, 1996 (Unaudited)
    and December 31, 1995                                            3

    Consolidated Statements of Income (Unaudited)--Quarters
    ended September 30, 1996 and 1995 and for the Nine Months
    ended September 30, 1996 and 1995                                4

    Consolidated Statements of Cash Flow (Unaudited)--Nine
    Months ended September 30, 1996 and 1995                         5

    Notes to Consolidated Financial Statements--September 30, 1996   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                            9

Item 4. Submission of Matters to a Vote of Security Holders          9

Item 5. Other Information                                            9

Item 6. Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                           10

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    SANTA FE FINANCIAL CORPORATION & SUBSIDARY
                           CONSOLIDATED BALANCE SHEET

                                                September 30,     December 31,
                                                     1996             1995
                                                 (Unaudited)
                                                --------------  -------------
ASSETS
Current assets
  Cash and cash equivalents                      $  2,776,957    $  7,016,804
  Marketable securities                             6,563,983              --
  Other current assets                                  5,438          23,245
  Deferred income taxes                                45,480          45,480
  Current portion of notes receivable, net              3,874          15,119
                                                   ----------      ----------
  Total currents assets                             9,395,732       7,100,648
                                                   ----------      ----------

Investments
  Investment in Justice Investors                   4,887,259       4,457,850
  Other investments                                     2,431           2,431
                                                   ----------      ----------
                                                    4,889,690       4,460,281
                                                   ----------      ----------
Property, furniture and fixtures
  Furniture and fixtures                               97,649          94,257
  Less allowances for depreciation                    (81,173)        (75,287)
                                                   ----------      ----------
                                                       16,476          18,970
                                                   ----------      ----------

Other assets
  Notes receivable                                    230,683         130,636
  Deferred income taxes                                 1,207           1,207
                                                  -----------     -----------
Total assets                                     $ 14,533,788    $ 11,711,742
                                                  ===========     ===========

Liabilities and shareholders' equity
Current liabilities
  Accounts payable and accrued expenses          $    113,290    $     68,163
  Income taxes payable                                110,200          81,203
                                                  -----------     -----------
Total current liabilities                             223,490         149,366

Minority interest                                   3,124,945       3,045,360

Shareholders' equity
  Common stock - par value $.10 per share;
  Authorized 1,500,000; issued & outstanding
  548,019 at Dec. 31, 1995 and 638,019 at
  September 30, 1996                                   63,802          54,802
  Additional paid-in capital                        8,277,137       5,856,137
  Retained earnings                                 2,844,414       2,606,077
                                                  -----------     -----------
  Total shareholders' equity                       11,185,353       8,517,016
                                                  -----------     -----------
Total liabilities & shareholders' equity         $ 14,533,788    $ 11,711,742
                                                  ===========     ===========

See accompanying notes to consolidated financial statements.

                 SANTA FE FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   Quarter Ended             Nine Months Ended
                                   September 30,               September 30,
                                 1996         1995           1996         1995
                               --------     ---------      --------    -----------
Revenues
  Partnership income           $ 630,553     $ 424,913    $1,304,101    $1,034,500
  Interest income                167,204       107,813       393,125       320,388
  Dividends                        5,200            --         4,000            --
  Other income                    28,176        23,676        85,400       171,618
                                --------      --------     ---------     ---------
                                 831,133       556,402     1,786,626     1,526,506
                                --------      --------     ---------     ---------

Costs and expenses
  General and administrative      87,912        72,561       310,762       226,010
  Audit and legal                 16,730        14,700        62,122        83,305
  Litigation - GPG               157,060        78,024       321,925       223,400
  Depreciation                     1,962         1,254         5,885         3,941
                                --------      --------     ---------     ---------
                                 263,664       166,539       700,694       536,656
                                --------      --------     ---------     ---------
Income before income taxes
  and minority interest          567,469       389,863     1,085,932       989,850

Income taxes                     249,000       162,000       456,000       360,920
                                --------      --------     ---------     ---------
Income before minority interest  318,469       227,863       629,932       628,930
Minority interest                129,681        85,570       254,593       200,919
                                --------      --------     ---------     ---------

Net income                     $ 188,788     $ 142,293    $  375,339    $  428,011
                                ========      ========     =========     =========

Net income per share           $    0.30     $    0.26    $     0.61    $     0.79
                                ========      ========     =========     =========
Weighted average shares
  outstanding                    638,019       548,019       614,698       544,722
                                ========      ========     =========     =========

Dividends per share            $      --     $    0.40    $     0.25    $     0.90
                                ========      ========     =========     =========

See accompanying notes to consolidated financial statements.

                  SANTA FE FINANCIAL CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                Nine Months Ended September 30,
                                                       1996           1995
                                                   -----------    -----------
OPERATING ACTIVITIES
  Net income                                      $   375,339    $    428,011
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Equity in net income of limited                (1,304,101)     (1,034,500)
       partnership
    Minority interest                                  79,585          12,448
    Amortization                                      (66,528)        (66,528)
    Depreciation                                        5,886           3,947
    Decrease in other assets                           17,761          46,837
    Increase in accounts payable and expenses          45,127           9,771
    Change in deferred income taxes and income
       and income taxes payable and receivable         28,997          31,810
                                                   ----------       ---------
Net cash used in operating activities                (817,934)       (568,210)

INVESTING ACTIVITIES
  Cash distributions from limited partnership         941,220         941,220
  Purchase of other assets                             (3,392)         (9,146)
  Purchase of securities                           (6,563,983)              -
                                                   ----------       ---------
  Net cash provided by (used in) financing
    activities                                     (5,626,155)        932,074
                                                  -----------      ----------
FINANCING ACTIVITIES
  Sale of stock                                     2,430,000       2,295,835
  Increase notes receivable                          (100,000)              -
  Dividends paid                                     (137,003)       (274,010)
  Proceeds from  receivable                            11,245          11,579
                                                  -----------     -----------
Net cash provided by financing
  activities                                        2,204,242       2,033,404
                                                  -----------     -----------

Decrease (increase) in cash & cash equivalents     (4,239,847)      2,397,268
Cash & cash equivalents at beginning
  of period                                          7,016,804      4,795,954
                                                   -----------    -----------
Cash & cash equivalents at end of period          $  2,776,957   $  7,193,222
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

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

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

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

3.    Additional Rent
      ---------------

Partnership income for the third quarter ended September 30, 1996 includes an estimated $262,000 relating to additional rents due, as determined on an annual basis, in accordance with the partnership's lease with Holiday Inn.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

Foward-Looking Statements and Projections

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including estimated additional rents due as discussed below, uncertainties such as general economic conditions, securities markets, litigation and other factors discussed in the Company's Form 10-K for the year ended December 31, 1995, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The portions of the Form 10-K referred to in this paragraph are expressly incorporated herein by reference. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Quarter Ended September 30, 1996 Compared to the Quarter Ended
September 30, 1995

Comparison of the third quarter operating results of 1996 to the third quarter of 1995 shows that total revenues increased 49.4%, costs and expenses increased 58.3%, income before tax and minority interest increased 45.6%, and net income increased 32.7%.

The increase in total revenues is primarily attributable to the inclusion of an estimated $262,000 in partnership income for the third quarter of 1996 relating to additional rents due in accordance with the partnership's lease with Holiday Inn which became effective on January 1, 1995. Additional rent is determined on an annual basis and, if applicable, paid once a year. In the prior year, additional rents due of approximately $159,000 were recorded in partnership income for the fourth quarter at which time they became estimatable.

The increase in total revenues also reflects a decline in expenses at the partnership level, primarily attributable to the refinanciang of the hotel asset in 1995, an increase in garage revenues and an increase in investment income of 59.9%. The increase in expenses is primarily attributable to rising costs associated with the litigation filed by Guinness Peat Group plc ("GPG"), which is discussed in "Legal Proceedings" in Part II of this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Nine Months Ended September 30, 1996 Compared to the Nine Months
Ended September 30, 1995

Comparison of the results of operations for the first nine months of 1996 to the first nine months of 1995 reveals that total revenues increased 17.0%, expenses increased approximately 30.6%, income before taxes and minority interest increased 9.7% and net income decreased 12.3%

The increase in total revenues is primarily attributable to the inclusion of an estimated $262,000 in partnership income during the third quarter of 1996 relating to additional rents due in accordance with the partnership's lease with Holiday Inn which became effective on January 1, 1995. Additional rent is determined on an annual basis and, if applicable, paid once a year. In the prior year, additional rents due of approximately $159,000 were recorded in partnership income for the fourth quarter at which time they became estimatable. A comparison of total revenues for the two nine month periods is also impacted by a nonrecurring recovery on a bankruptcy claim in the amount of $95,083 during the first quarter of 1995.

The increase in costs and expenses is primarily attributable to the rising costs of the litigation filed by GPG. The increase in general and administrative expenses is due to higher costs associated with the annual meetings of the Company and its subsidiary this year, the payment of director's fees during the second quarter to both incoming and outgoing directors, fees paid to a consultant of the subsidiary and increases in the salary of the Company's Chief Executive Officer.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1996, the Company had cash, cash equivalents and marketable securities of $9,340,940, after the payment of a cash dividend equal to $.25 per common share during the second quarter. The increase in the Company's cash position from year end December 31, 1995, is primarily attributable to The InterGroup Corporation's exercise of its warrants whereby it purchased 90,000 shares of the Company's common stock at $27.00 per share on March 11, 1996. The exercise of those warrants resulted in the investment of $2,430,000 in the Company, which enhanced its liquidity and book value.

The Company remains liquid with a current ratio of approximately 42 to 1 and management believes that its capital resources are currently adequate to meet its short and long term obligations. The Company is diversifying its investment of its cash assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company may also make limited investments in equities when deemed appropriate.

Expenses incurred by the Company as a result of the litigation filed by GPG will continue to impact operating results and the Company's cash resources. From the initiation of the lawsuit to September 30, 1996, those expenses now total $644,084. As a result of the high costs associated with that litigation, the Company believed it prudent to suspend payment of any dividends pending resolution of that action, at which time its Board of Directors will reexamine its dividend policy.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Guinness Peat Group plc ("GPG") and its subsidiary, Allied Mutual Insurance Services Limited ("AMI") had filed a shareholders derivative suit against certain directors of the Company, The InterGroup Corporation ("InterGroup") and the Company as a nominal defendant.

Discovery and motions in this action are still continuing and the trial date of November 15, 1996 has been vacated by the court with no new date having been set. Motions for summary judgment brought by the director defendants were denied by the court; however, InterGroup received a tentative ruling granting its motion for summary judgment which is awaiting final determination by the court.


Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.


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

         (b) Registrant did not file any reports on Form 8-K during the period covered by this report:



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
       (Registrant)

Date:   October 14, 1996
by /s/  John V. Winfield
------------------------------
        John V. Winfield, President
        and Chairman of the Board

Date:   October 14, 1996
by /s/  L. Scott Sheilds
-----------------------------
        L. Scott Shields, Treasurer
        and Chief Financial Officer