Form 10-K
period 1996-12-31
SANTA FE FINANCIAL CORP
filed 1997-03-31
CIK 86759

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ---------------------

                                FORM 10-K

    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

    For the fiscal year ended December 31, 1996, or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

    For the transition period from _____ to _____

    Commission file number 0-6877

                       SANTA FE FINANCIAL CORPORATION
                       ------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                     95-2452529
  -------------------------------                   ------------------
  (State or Other Jurisdiction of                   (IRS Employer
   Incorporation or Organization)                    Identification No.)

   2251 San Diego Avenue, Suite A-151
   San Diego, California                                92110-2926
  ---------------------------------------           ------------------
  (Address of Principal Executive Offices)              (Zip Code)

                               (619) 298-7201
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          $.10 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1997 was $9,483,582 based on the price on which the stock closed on such date.

The number of shares outstanding of registrant's $.10 Par Value Common Stock, as of March 12, 1997, was 639,019.


                 DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Proxy Statement for Annual Meeting of Shareholders to be held May 6, 1997 which is incorporated by reference into Part III, Items 10 through 13. The Company's definitive Proxy Statement will be filed within one hundred twenty (120) days of the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A.


                        TABLE OF CONTENTS

PART I                                                             PAGE
    Item  1.  BUSINESS                                              3
    Item  2.  PROPERTIES                                            6
    Item  3.  LEGAL PROCEEDINGS                                     6
    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   8

PART II
    Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED     8
              STOCKHOLDER MATTERS
    Item  6.  SELECTED FINANCIAL DATA                               9
    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     10
              CONDITION AND RESULTS OF OPERATIONS
    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           13
    Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON      27
              ACCOUNTING AND FINANCIAL DISCLOSURES

PART III
    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    27
    Item 11.  EXECUTIVE COMPENSATION                                27
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   27
              MANAGEMENT
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS  27

PART IV
    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  27
              ON FORM 8-K

SIGNATURES                                                          38

                              PART I

Item 1.  BUSINESS

         (a) General Development of Business
             -------------------------------

Santa Fe Financial Corporation ("Santa Fe or the "Company") was incorporated under the name of Tri Financial Corporation in the State of Nevada on July 25, 1967 as a wholly-owned subsidiary of Crateo, Inc, a public company. On October 31, 1969, Crateo issued a one-for-one stock dividend of all of its shares of Tri Financial to its common shareholders. On September 17, 1970, the name of the Corporation was changed to Santa Fe Financial Corporation.

Santa Fe was originally engaged in the leasing business. In 1970, through its wholly-owned subsidiary, Camall Trucking, Inc., Santa Fe entered the trucking industry. Camall Trucking eventually ceased operations, sold its equipment and merged into Santa Fe effective May 31, 1990.

From March 31, 1977 until July 31, 1993, Santa Fe was subject to an equity receivership established by the United States District Court for the Southern District of California in an action entitled Securities and Exchange Commission v. Walter Wencke, et al., Civil Action No. 76-0783-GT(M)("SEC v. Wencke"). The receivership was the result of a complaint filed by the SEC charging Walter Wencke and his associates with violations of the securities laws and did not involve bankruptcy proceedings.

On July 29, 1993, the United States District Court entered a Final Order discharging Santa Fe from receivership effective July 31, 1993. As a result of the successful conclusion of that proceeding, all claims against Santa Fe were resolved and the Company emerged from receivership debt free. The Company's major assets were its 64.1% interest in Portsmouth Square, Inc., ("Portsmouth"), certain commercial land, cash and a substantial net operating tax loss carryforward.

The Company's principal source of revenue has been, and continues to be, derived from the investment of its 64.1%-owned subsidiary, Portsmouth, in the Justice Investors limited partnership. Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of two general partners. The other general partner, Evon Garage Corporation, ("Evon"), acts as the managing general partner. There are approximately 91 limited partners in Justice Investors.

Justice Investors owns the land improvements and leaseholds at 750 Kearny Street, San Francisco, California known as the Financial District Holiday
Inn.
The most significant income source is a lease between the partnership and Holiday Inns, Inc., ("Holiday"). The partnership also derives income from its lease of the garage portion of the hotel to Evon. The Company also derives income from the investment of its cash and securities assets.

During 1994, Santa Fe adopted a business plan to merge and/or consolidate with Portsmouth in order to eliminate its two-tiered tax structure, to utilize the net operating tax loss carryforward and to save on future administrative expenses. It was also determined that, if the Company was able to raise additional capital, it would open up many more options for the implementation of its business plan.

To help facilitate the implementation of its business plan, the Company entered into a Securities Purchase Agreement dated December 20. 1994 ("Agreement") with The InterGroup Corporation ("InterGroup"), which was approved and ratified by Santa Fe's Board of Directors on December 27, 1994. InterGroup is a public company traded on the Nasdaq National Market and Pacific Stock Exchange (trading symbol INTG) and is primarily involved in real estate-related investments. The Agreement provided for the issuance of 90,000 shares of Santa Fe's common stock at $26.00 per share with warrants to purchase up to 90,000 additional shares in a private-placement transaction. The Agreement also granted InterGroup certain limited rights to purchase additional shares which expire on or before December 30, 1997.

The purchase price for the stock and warrants sold to InterGroup reflected a premium of $3.50 per share over the December 27, 1994 market price of $22.50 for Santa Fe's stock. Pursuant to the contractual terms of the Agreement, the InterGroup transaction closed on January 11, 1995, at which time Santa Fe received $2,340,000 in cash in exchange for the stock and warrants. On
March 11, 1996, InterGroup exercised all of its warrants and purchased 90,000 shares of Santa Fe's common stock at $27.00 per share for an additional cash investment of $2,430,000 which further enhanced Santa Fe's liquidity and book value.

On January 12, 1995, the Boards of Portsmouth and Santa Fe established a special joint committee to make recommendations respecting the proposed reorganization of the two companies. To date, no further action to implement the Company's business plan has been taken due to litigation filed by Guinness Peat Group plc ("GPG") and its subsidiary as discussed in Item 3. Legal Proceedings herein. It is expected that the respective Boards will re-examine the issue of reorganization when the litigation is resolved.

Most of the Company's funds are invested under the direction of the Company's Chairman and President. During 1996, the Company began diversifying its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential. Although most of the Company's marketable securities investments are in New York and American Stock Exchange listed companies, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

         (b) Financial Information About Industry Segments
             ---------------------------------------------
Santa Fe operates in one industry segment, ownership of a hotel property through its 64.1%-owned subsidiary, Portsmouth. For years ended December 31, 1996, 1995 and 1994, over 94% of Portsmouth's gross revenue was derived from its investment in Justice Investors. See the related Financial Statements and notes included under Item 8 of this report.

         (c) Narrative Description of Business
             ---------------------------------
The Company's principal business is conducted through its subsidiary's general and limited partnership interest in Justice Investors. Its most significant source of income has been a lease between the partnership and Holiday Inns, Inc. ("Holiday"). The partnership also derives income by virtue of its lease of the hotel's garage premises.

On March 15, 1995, Holiday entered into an amended and restated lease with Justice Investors with an effective date of January 1, 1995. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. Holiday also has an option to renew the lease for one additional term of five years which would extend the lease to December 31, 2009. The lease requires Holiday to pay an annual rent the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements ("cash available").

The lease also requires Holiday and Justice Investors to make substantial capital improvements and renovations to the hotel property. The total rehabilitation budget is approximately $8 million, of which the partnership is responsible for $2 million and Holiday is responsible for the remainder. As of December 31, 1996, the partnership had paid approximately $1.54 million against its $2 million commitment. Completion of all rehabilitation and renovation of the hotel is scheduled for the end of 1997.

The garage lease between Justice Investors and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $21,750 per month. That lease expires in November 2010. The garage is operated by Ampco Parking pursuant to a sublease agreement with Evon.

COMPETITION

The hotel is situated near the Financial District of San Francisco and North Beach. Embarcadero Center is within walking distance. Chinatown is across the bridge that runs from the hotel to Portsmouth Square Park. The hotel enjoys a favorable year-round occupancy rate and is part of Holiday's worldwide reservation system. It was designed to Holiday's specifications to serve both business persons and tourists and caters to both individuals and tour groups. It also handles convention business, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel is in a competitive position in its respective market; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts as a general partner to find ways to improve the physical condition of the hotel property to remain competitive.

EMPLOYEES

As of December 31, 1996, the Company had three full-time employees and two part-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

PROPERTIES

The partnership's real property is located at 750 Kearny Street, San Francisco, California and is more commonly known as the Financial District Holiday Inn. The hotel is a 31-storied, steel and concrete, A-frame building which contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a reservation desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

The property is subject to a first deed of trust securing a loan from Wells Fargo Bank. As of December 31, 1996 the principal balance on the note was $3,284,288. The loan provides for a maximum borrowing of $7.3 million and has the characteristics of a line of credit with certain maximum borrowings available at the end of each year. The major portion of the debt is carried at LIBOR plus 2% and there is a monthly adjustment to that rate. The remainder of the debt is carried at the prime rate and also adjusted monthly.

The hotel property is managed by Holiday pursuant to the terms of its lease agreement with Justice Investors. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.


Item 3.  LEGAL PROCEEDINGS

On February 22, 1995, GPG and its wholly-owned subsidiary Allied Mutual Insurance Services Limited ("AMI") filed a shareholders derivative suit in the Superior Court of the State of California for the County of San Diego (Case No. 685760) against the directors of Santa Fe, InterGroup and Santa Fe as a nominal defendant. The complaint alleges certain breaches of fiduciary duties by the directors in causing Santa Fe to enter into the December 20, 1994 Agreement with InterGroup. That Agreement was ratified by the Board on December 27, 1994 after receipt and review of an appraisal and fairness opinion from an independent valuation expert.

The complaint seeks declaratory relief, rescission or reformation of the Agreement, injunctive relief and unspecified general and punitive damages. If GPG and AMI are ultimately successful in their litigation, it could result in the cancellation of the shares issued to InterGroup and the return of the $4,770,000 received by Santa Fe as well as an award of other damages, attorneys' fees and costs. The directors have requested indemnification from Santa Fe, including the advancement of costs for defense of the litigation to the full extent permitted by law.

Santa Fe's directors are vigorously contesting this lawsuit and believe that the actions taken by them respecting the private-placement transaction were proper, in good faith and in a manner believed to be in the best interests of the Company and its shareholders. The Company has also filed an answer and affirmative defenses to the complaint which request attorney's fees expended in the defense of this action.

On April 14, 1995, the Superior Court granted motions by the director defendants and InterGroup requiring GPG and AMI to post a bond in the amount of $50,000 under California Corporation's Code Section 800 and for an undertaking in the aggregate amount of $750,000 pursuant to California Code of Civil Procedure Section 1030. The defendants' motions were brought to secure payment of their attorneys' fees should they prevail in the litigation. The required bonds, totaling $800,000, have been posted by GPG and AMI. Although it is unknown at this time how the court will ultimately rule on the issue of attorneys' fees, the bonds could afford the Company some degree of protection from the expenses of this litigation, if defendants prevail.

A tentative ruling granting InterGroup summary judgment for the second time in this action was issued in October 1996 and made final on December 31, 1996. Plaintiffs have sought a writ seeking expedited review from the Court of Appeal to reverse the summary judgment. On March 3, 1997, plaintiffs also filed a Notice of Appeal from the order granting summary judgment. As the prevailing party, InterGroup has also filed a motion for an award of attorneys fees and costs against plaintiffs in an amount in excess of $288,000. That matter is scheduled for hearing in April 1997.

In October 1996, a tentative ruling denying the director defendants' motion for summary judgment was issued and made final on December 3, 1996. On February 3, 1997, the director defendants filed a verified petition for a peremptory writ of mandate with the Court of Appeal on the basis that the trial court's order denying the summary judgment was erroneous. On March 4, 1997, the director defendants filed a second petition for writ of mandate as a result of the trial court's taking a summary judgment motion on the issue of damages off calendar in derogation of statutory law. Due to the pending writs, and the fact that discovery has not been completed, the trial court continued the trial date to May 9, 1997.

The granting of summary judgment in favor of InterGroup effectively disposed of rescission or reformation of the InterGroup Agreement as a remedy in this action. Unless that judgment is reversed by writ or on appeal, neither cancellation of the shares issued to InterGroup nor a return of the proceeds received by Santa Fe can be ordered by the Court, leaving only a potential money damage claim against the director defendants. Based on the facts known at this time, it appears that this action will be successfully defended and that the resolution of this claim will not have a material adverse effect on the Company's financial position.

On May 30, 1996, the Company's 64.1%-owned subsidiary, Portsmouth, was served with a personal injury action entitled Taylor v. Raybestos-Manhattan et al., San Francisco Superior Court Case No. 977148. The suit, which was filed on March 26, 1996, names more than 60 defendants, including Evon Garage Corporation, and alleges injuries suffered as a result of exposure to asbestos-containing materials. Portsmouth and Evon Garage Corporation are named among the "premises defendants" as opposed to the "manufacturing/ distributing defendants." The complaint seeks an unspecified amount of damages including recovery for loss of income and medical expenses. Portsmouth is being defended through its insurance carrier under a reservation of rights. Due to General Orders imposed by the San Francisco Superior Court, only limited discovery has been conducted in that action. Upon the expiration of those orders, discovery will be propounded to elicit specific information regarding plaintiffs' claims against Portsmouth. Due to the limited discovery taken to date, it is impossible to evaluate the eventual outcome of the action or to estimate a potential range of loss, if any.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of Registrant's fiscal year ended December 31, 1996.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Market Information
             ------------------
         Santa Fe's common stock trades on the Nasdaq Small-Cap Market tier of the Nasdaq Stock Market under the symbol SFEF. The following table sets forth the range of high and low sales prices for Santa Fe's common stock for each full quarterly period within the two most recent fiscal years as reported by the Nasdaq Stock Market Summary of Activity and Statistical Summary reports.

      1996                               High          Low
      ----                               ----          ----
First Quarter (1/1 to 3/31)            $28.00         $19.50
Second Quarter (4/1 to 6/30)            26.50          22.50
Third Quarter (7/1 to 9/30)             26.00          23.00
Fourth Quarter (10/1/12/31)             26.50          24.00

      1995
      ----
First Quarter (1/1 to 3/31)            $28.50         $20.00
Second Quarter (4/1 to 6/30)            23.00          20.00
Third Quarter (7/1 to 9/30)             24.50          20.50
Fourth Quarter (10/1 to 12/31)          24.50          21.50

        (b) Holders
           -------
        As of March 12, 1997, there were 744 record holders of the common stock of Santa Fe with 638,019 shares issued and outstanding.

        (c) Dividends
           ---------
        On July 14, 1994 the Company established a regular semi-annual dividend in the amount of $.25 per common share to be paid April 1 and October 1 to shareholders of record as of March 1 and September 1. The first regular dividend was paid on April 1, 1995 and regular dividends continued to be paid through the first half of 1996. During 1995 the Company also declared special dividends of $.25 per share and $.15, which were paid on April 1, 1995 and October 1, 1995 to shareholders of record as of March 1, 1995 and September 1, 1995, respectively, making the total dividends paid in 1995 equal to $.90 per share.

        On January 22, 1996 the Company declared its regular dividend of $.25 per common share which was paid on April 1, 1996 to shareholders of record as of March 1, 1996. It was the consensus of the Board of Directors that, due to the ongoing costs inflicted on the Company by the litigation initiated by GPG, it would be imprudent to declare any special dividend at that time. Faced with even higher litigation costs in 1996, the Company, in July of 1996, elected to suspend payment of any dividends pending resolution of the GPG action, at which time the Company will re-examine its dividend policy.

Item 6.  SELECTED FINANCIAL DATA

                                                                             Seven
                                                                             months         Year
                                          Year ended                         ended          ended
                                          December 31                      December 31      May 31
                       -------------------------------------------------   -----------      ------
                          1996          1995         1994        1993(1)       1992          1992
                          ----          ----         ----        ----          ----          ----
Revenues               $2,552,060    $2,187,442    $1,869,321    2,450,843   $1,117,430   $1,873,085
Net income                560,683       570,057       423,750      423,903      275,116      427,221
Per common share:(2)
  Net income                  .90          1.05           .93          .93          .60          .93
  Cash dividends              .25           .90           .50         1.00       None          None
Total assets           15,122,112    11,711,742     9,137,667    8,939,424    8,795,464    9,436,481
Long-term                 None          None          None          None         None          5,141
  obligations

---------------------
(1) Revenues for the year ended December 31, 1993 include $657,365 of gain on the transfer of receivership assets to the Company. That gain was mostly offset by the court-ordered payment of attorneys fees to counsel for the Receiver in the amount of $616,075 (See Note 2 of Notes to Consolidated Statements).

(2) See Note 1 of Notes to Consolidated Financial Statements.


QUARTERLY FINANCIAL DATA (Unaudited)

                                         Three Months Ended
                             ---------------------------------------------
   1996                      March 31    June 30    Sept. 30(1)    Dec. 31
   ----                     ---------   --------    ---------     --------
Total Revenues              $ 460,961   $494,532     $831,133     $765,434
Net Income                     96,154     90,397      188,788      185,344
Net Income Per Share              .17        .14          .30          .29
Weighted Average Common
 Shares Outstanding           567,799    638,019      638,019      638,019


                                      Three Months Ended
                             -----------------------------------------------
      1995                   March 31     June 30     Sept. 30    Dec. 31(1)
      ----                   --------    --------     --------    --------
Total Revenues               $529,023    $441,082     $556,402    $660,935
Net Income                    207,629      78,097      142,293     142,038
Net Income Per Share              .39         .14          .26         .26
Weighted Average Common
 Shares Outstanding           538,019     548,019      548,019     548,019

(1) Total revenues, net income and net income per share reflects the inclusion of an estimated $262,000 in partnership income for the third quarter of 1996 relating to additional rents due, as determined on an annual basis, in accordance with the lease with Holiday Inn. In 1995, additional rents due of approximately $159,000 were recorded in partnership income for the fourth quarter.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 64.10%-owned subsidiary, Portsmouth Square, Inc., in the Justice Investors limited partnership and income received from investment of its cash and securities assets. The partnership derives most of its income from its lease with Holiday Inn and from a lease with Evon Garage Corporation.

Year December 31, 1996 Compared to Year Ended December 31, 1995

Comparison of operating results of the year ended December 31, 1996 to the year ended December 31, 1995 shows that total revenues increased 16.7%, costs and expenses increased 31.8%, and net income decreased 1.6%.

The 16.7% increase in total revenues from $2,187,442 to $2,552,060 was primarily due to a 19.9% increase in partnership income from $1,551,839 to $1,860,190 and a 37.3% increase in investment and interest income from $421,153 to $578,364. The increase in partnership income reflects an 18.4% increase in hotel revenue income from Holiday Inns and a 4.4% increase in garage rental income. The increase in hotel rental income is attributable to both higher occupancy rates and an increase in the average daily room rate. During 1996, the Company's subsidiary, Portsmouth, assumed a more active role, as a general partner in Justice Investors, in monitoring the operations of the hotel and parking garage as part of its efforts to improve revenues. The increase in investment income reflects additional cash received by the Company as a result of InterGroup exercising its warrants and management's efforts to diversify the Company's investments to provide for an overall higher yield. The exercise of the warrants and the Company's investments are further discussed in the Financial Condition, Liquidity and Capital Resources section below.

The 47.1% decrease in other income is primarily the result of the inclusion of a nonrecurring recovery on a bankruptcy claim in the amount of $95,038 in other income during 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

The 31.8% increase in costs and expenses from $728,099 to $959,406 is primarily attributable to the rising costs of the litigation filed by GPG and higher general and administrative expenses. The increase in general and administrative expenses is due to higher costs associated with the annual meetings of the Company and its subsidiary this year, the payment of directors' fees to both incoming and outgoing directors, fees paid to a consultant of the subsidiary and increases in the salary of the Company's Chief Executive Officer.

Expenses incurred by the Company as a result of the litigation filed by GPG increased 36.7% during 1996 from $322,160 to $440,235. The increase in those expenses is the primary reason net income for 1996 decreased 1.6%. If the expenses associated with that litigation were eliminated, the Company would have posted net income of approximately $1,000,918 for 1996 or $1.61 per share fully diluted. Eliminating the GPG litigation expenses for 1995 would have resulted in net income of $892,217 or $1.64 per share fully diluted.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Operating results for Santa Fe Financial for fiscal 1995, when compared to fiscal 1994, reflect that total revenues increased 17.0%, expenses increased 26.2%, income before taxes and minority interest increased 12.9% and net income increased 34.5%. The increase in gross revenues is primarily attributable to a 122.7% increase in investment income as a result of the private placement with InterGroup and higher yields.

During both 1995 and 1994 the Company sustained nonrecurring items of both income and expense. Those items are the recovery in 1995 of $95,038 from an asset transferred from the receivership and reflected in other income, the litigation expense of $322,160 in 1995 precipitated by the derivative suit filed by the Guinness Peat Group plc, and the loss on the sale of the Company's land asset in the amount of $137,765 reflected in expenses in 1994. If adjustment were made for those major items, total revenues would have increased 11.9%, expenses would have decreased 7.6% and income before taxes and minority interest would have increased 17.9%.

At the partnership level, revenues for 1995 decreased 1.2% due to a 4.7% decrease in lease revenues from Holiday Inn, which was mostly offset by a 14.2% increase in garage lease revenues. The decline in hotel revenues was partially attributable to the rehabilitation project, which caused a percentage of the guest rooms to be out of service during the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from a lease with Holiday Inn and a lease with Evon Garage Corporation. In addition to its monthly limited partnership distributions from Justice Investors, Portsmouth receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

Rehabilitation of the hotel property continued during 1996 with remodeling and upgrading of all the guest rooms and hallways on the room floors having been completed by July 1996. All of the regulatory work relating to the life and safety systems was also completed during 1996. Upgrading and renovation of the lobby, meeting rooms, common areas and elevators is expected to be completed during 1997. The hotel rehabilitation budget is approximately $8 million, of which the partnership is obligated for $2 million. As of December 31, 1996, the partnership had paid approximately $1.54 million against its $2 million commitment.

The partnership's hotel property is subject to a first deed of trust securing a loan from Wells Fargo Bank. The loan provides for a maximum borrowing $7.5 million and has the characteristics of a line of credit with certain maximum borrowings available at the end of each year. The major portion of the debt is carried at LIBOR plus 2% and there is a monthly adjustment to that rate. The remainder of the debt is carried at the prime rate and also adjusted monthly. During 1996, the partnership was able to reduce the principal balance on the Wells Fargo notes from $3,819,975 as of December 31, 1995 to $3,284,288 as of December 31, 1996. This principal reduction of $535,687 was able to be achieved at the same time the partnership was making additional payments of approximately $1.4 million toward the rehabilitation of the hotel primarily due to increased cash flows generated from the hotel and garage leases and low interest rates.

During 1996, the Company started diversifying its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of December 31, 1996, the Company had a net unrealized gain on investments of $203,991 after tax, which consists of pre-tax unrealized gains of $456,157 and pre-tax unrealized losses of $115,387.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

Cash flow to the partnership remains dependent on the operating results of the hotel and garage leases and interest rates. With an increased role in the monitoring of the operations of the hotel and parking garage by the Company, and with the renovation of the guest rooms having been completed, it is anticipated that revenues to the partnership will continue to increase.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result of that action, the partnership's monthly distribution to Portsmouth will increase to $139,440 from $109,580. Although it is planned that the distribution at the higher level will continue for a period of 12 months, the increase was clearly identified as a special distribution and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased.

At December 31, 1996, the Company's current assets were $9,835,106. The company remains liquid with a current ratio of approximately 31 to 1 at the end of 1996. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.


IMPACT OF INFLATION

Since the Company's primary source of revenue is from its subsidiary's partnership investment in Justice Investors, the impact of inflation on Santa Fe should be viewed at the partnership level. As discussed above, partnership income is dependent on lease revenue from Holiday Inn. To the extent that Holiday adjusts room rates to meet operating costs and market conditions, there may be a minor impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks which may be influenced by inflation. For the three most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Auditors                                    14
Consolidated Balance Sheets - December 31, 1996 and 1995          15
Consolidated Statements of Income - Years Ended                   16
  December 31, 1996, 1995 and 1994
Consolidated Statements of Shareholders' Equity                   17
Consolidated Statements of Cash Flows - Years Ended               18
  December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements                        19

                        Report of Independent Auditors



Board of Directors and Shareholders
Santa Fe Financial Corporation

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Financial Corporation at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP


San Diego, California
February 21, 1997

CAPTION>Santa Fe Financial Corporation

                      Consolidated Balance Sheets


                                                   December 31
                                               1996           1995
                                           --------------------------
Assets
Current assets:
 Cash and cash equivalents                 $   127,351    $ 7,016,804
 Investment securities                       9,468,452              -
 Deferred income taxes                          53,345         45,480
 Current portion of notes receivable            16,191         15,119
 Other current assets                          169,767         23,245
                                             ---------      ---------
Total current assets                         9,835,106      7,100,648

Investments:
 Investment in Justice Investors             5,151,781      4,457,850
 Other                                           2,431          2,431
                                             ---------      ---------
                                             5,154,212      4,460,281

Furniture and fixtures:
 Furniture and fixtures                         97,649         94,257
 Less allowance for depreciation               (83,134)       (75,287)
                                             ---------      ---------
                                                14,515         18,970

Other assets:
 Notes receivable, less current portion        114,491        130,636
 Deferred income taxes                           3,788          1,207
                                            ----------     ----------
Total assets                               $15,122,112    $11,711,742
                                            ----------     ----------
                                            ----------     ----------
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable and accrued expenses     $   101,689    $    68,163
 Income taxes payable                           78,140         81,203
 Deferred income taxes                         136,777              -
                                             ----------     ---------
Total current liabilities                      316,606        149,366

Minority interest                            3,230,826      3,045,360

Commitments and contingencies

Shareholders' equity:
 Common stock, par value $.10 per share:
  Authorized shares - 1,500,000
  Issued and outstanding shares -  638,019
  and 548,019 at December 31, 1996 and
  1995, respectively                            63,802         54,802
 Additional paid-in capital                  8,277,137      5,856,137
 Unrealized gain on investment securities,
  net of deferred taxes                        203,991              -
 Retained earnings                           3,029,750      2,606,077
                                            ----------      ---------
Total shareholders' equity                  11,574,680      8,517,016
                                            ----------     ----------
Total liabilities and shareholders'
 equity                                    $15,122,112    $11,711,742
                                            ----------     ----------
                                            ----------     ----------

See accompanying notes.

                     Santa Fe Financial Corporation

                   Consolidated Statements of Income



                                             Years ended December 31
                                          1996         1995        1994
                                       ----------------------------------
Revenues:
 Partnership income                    $1,860,190  $1,551,839  $1,566,639
 Investment and interest income           578,364     421,153     189,071
 Other income                             113,506     214,450     113,611
                                        ---------   ---------   ---------
                                        2,552,060   2,187,442   1,869,321

Costs and expenses:
 Litigation                               440,235     322,160           -
 General and administrative               419,187     316,939     319,401
 Legal and professional                    92,137      83,305     113,852
 Loss on sale of property                       -           -     137,765
 Depreciation                               7,847       5,695       5,908
                                        ---------   ---------   ---------
                                          959,406     728,099     576,926
Income before income taxes
 and minority interest                  1,592,654   1,459,343   1,292,395

Income taxes                              671,494     579,061     565,441
                                        ---------   ---------   ---------
Income before minority interest           921,160     880,282     726,954

Minority interest                         360,477     310,225     303,204
                                        ---------   ---------   ---------
Net income                             $  560,683  $  570,057  $  423,750
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------

Per common share:
 Net income                            $      .90  $     1.05  $      .93
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------
 Dividends                             $      .25  $      .90  $      .50
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------
Weighted average number of shares
 outstanding                              620,559     545,500     458,019
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------

See accompanying notes.



                     Santa Fe Financial Corporation

             Consolidated Statements of Shareholders' Equity


                                             Unrealized
                                               gain on
                                             investment
                 Common Stock                securities
              ------------------- Additional  net of                Total
                 Shares             paid in   deferred  Retained  shareholders
              Outstanding  Amount   capital     taxes   earnings     equity
              ----------------------------------------------------------------
Balance at       458,019  $45,802  $3,569,302  $    -  $2,334,497  $5,949,601
 at January 1,
  1994
 Net income            -        -           -       -     423,750     423,750
 Dividends paid        -        -           -       -    (229,010)   (229,010)
                 -------   ------    --------   -----    --------    --------
Balance at
 December 31,
 1994            458,019   45,802  3,569,302        -   2,529,237   6,144,341
 Issuance of
  common stock,
    net           90,000    9,000  2,286,835        -           -   2,295,835
 Net income            -        -          -        -     570,057     570,057
 Dividends paid        -        -          -        -    (493,217)   (493,217)
                 -------   ------  ---------   ------   ---------   ---------
Balance at
 December 31,
   1995          548,019   54,802  5,856,137        -   2,606,077   8,517,016
  Issuance of
   common stock,
     net          90,000    9,000  2,421,000        -           -   2,430,000
  Unrealized gain
   on short-term
    investments        -        -          -  203,991           -     203,991
  Net income           -        -          -        -     560,683     560,683
  Dividends paid       -        -          -        -    (137,010)   (137,010)
Balance at
 December 31,
   1996          638,019  $63,802 $8,277,137 $203,991  $3,029,750 $11,574,680
                 -------   ------  ---------  -------   ---------  ----------
                 -------   ------  ---------  -------   ---------  ----------

See accompanying notes.


                     Santa Fe Financial Corporation

                  Consolidated Statements of Cash Flows


                                            Years ended December 31
                                          1996        1995        1994
                                       ---------------------------------
Operating activities
Net income                             $ 560,683    $ 570,057   $ 423,750
Adjustments to reconcile net income
 to net cash used in operating
     activities:
   Equity in income of limited
    partnership                        (1,860,190) (1,551,839) (1,566,639)
   Minority interest                      360,477     310,225     303,204
   Loss on sale of property                     -           -     137,765
   Amortization of excess of market
    value over carrying value of
     investment                           (88,706)    (88,706)    (88,706)
   Depreciation                             7,847       5,695       5,908
   Provision for deferred income
     taxes                                (10,446)       (197)        (38)
   Changes in operating assets and
     liabilities:
   Other current assets                  (146,522)     25,426     (30,827)
   Accounts payable and accrued
    expenses                               33,526       9,498     (48,842)
   Income taxes payable                    (3,063)     70,148     (48,921)
                                        ----------  ---------   ---------
   Net cash used in operating
    activities                         (1,146,394)   (649,693)    (913,346)

   Investing activities
   Cash distributions from limited
    partnership                         1,254,960   1,254,960    1,254,960
   Purchases of investment
    securities                        (11,692,895)          -            -
   Proceeds from sale of investment
    securities                          2,565,216           -            -
   Purchases of property, furniture
    and fixtures                           (3,392)    (13,755)           -
   Proceeds from sale of property,
    furniture and fixtures and other            -           -    1,637,235
                                        ---------   ---------    ---------
   Net cash provided by (used in)
    investing activities               (7,876,111)  1,241,205    2,892,195

   Financing activities
   Proceeds from sale of common stock,
    net                                 2,430,000   2,295,835            -
   Dividends paid                        (137,010)   (493,217)    (229,010)
   Decrease in notes receivable            15,073      15,191       12,014
   Dividends paid to Portsmouth Square,
    Inc., minority shareholders          (175,011)   (188,471)    (201,938)
                                        ---------   ---------    ---------
   Net cash provided by (used in)
    financing activities                2,133,052   1,629,338     (418,934)
                                        ---------   ---------    ---------
   Increase (decrease) in cash and
    cash equivalents                   (6,889,453)  2,220,850    1,559,915

   Cash and cash equivalents at
    beginning of year                   7,016,804   4,795,954    3,236,039
                                        ---------   ---------    ---------

   Cash and cash equivalents at end
    of year                           $   127,351  $7,016,804   $4,795,954
                                        ---------   ---------    ---------
                                        ---------   ---------    ---------

   Supplemental disclosure of cash
    flow information:
   Cash paid during the year for
    taxes                             $   685,003  $  509,110   $  614,400
                                        ---------   ---------     --------
                                        ---------   ---------     --------

See accompanying notes.

                          Santa Fe Financial Corporation

                     Notes to Consolidated Financial Statements


Principals of Consolidation

The consolidated financial statements include the accounts of Santa Fe Financial Corporation and its 64.1% owned subsidiary, Portsmouth Square, Inc. ("PSI"). All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment Securities

Investment securities are classified as available-for-sale, except short positions, and are carried at fair value, as primarily determined by quoted market prices, with unrealized gains and losses, net of deferred taxes, reported in a separate component of shareholders' equity. Any unrealized gains or losses related to "naked" short positions are recognized in earnings in the current period. The Company utilizes margin for their investment purchases.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment and interest income. Realized gains and losses are included in investment and interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment and interest income.

Furniture and Fixtures

Furniture and fixtures are stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which ranges from three to five years.

                       Santa Fe Financial Corporation

Revenue Recognition

The major source of the Company's revenue is its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, in which the Company's subsidiary, PSI, is both a limited and general partner. PSI and the Company account for the investment on the equity basis.

Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding during the year.

Accounting Standard on Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements from the adoption of SFAS No. 121.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

2. Ownership and Receivership Status

Prior to July 31, 1993, Santa Fe, its subsidiaries and certain of its affiliates, at that time, operated under an equity receivership ("the Receivership"). While in Receivership, the Company and its subsidiaries and affiliates maintained normal operations, although additional legal and accounting expenses were incurred and certain transactions were conducted pursuant to court orders.

                    Santa Fe Financial Corporation

As a result of an agreement and court order in 1988, Santa Fe Financial received 401,351 shares of PSI stock and cash. On December 18, 1992, the court ordered disbursement of the then restricted cash that totaled $2,655,503 for the purchase of land from J. Littlefield, Inc., an affiliate, and in payment of accrued legal and trustee fees. During the year ended December 31, 1994, a loss of $137,765 was recorded on the sale of land purchased from J. Littlefield, Inc.

Santa Fe's ownership of the 401,351 of PSI shares, plus additional shares that have been acquired, results in Santa Fe holding a 64.1% interest in PSI and, therefore, the accompanying financial statements include the accounts of PSI on a consolidated basis. The acquisition of PSI was accounted for as a purchase and the assets and minority interest of PSI were recorded at their fair values. Santa Fe's cost was less than its pro rata interest in the fair value of the PSI assets by approximately $3.6 million, which excess of fair value over the allocated carrying amount of the investment in PSI is being amortized to other income over 40 years. Accumulated amortization at December 31, 1996 and 1995 was $762,737 and $674,031, respectively.

3.  Investment Securities

The following is a summary of investment securities at December 31, 1996:

                                         Gross      Gross
                                      Unrealized  Unrealized
                               Cost      Gains      Losses    Fair Value
                            --------------------------------------------
Equity Securities           $4,441,423  $319,531  $ (89,176)  $4,671,778
Corporate Debt Securities    4,439,664   135,981    (23,761)   4,551,884
Government Debt Securities     246,595       645     (2,450)     244,790
                             ---------   -------   --------    ---------
                            $9,127,682  $456,157  $(115,387)  $9,468,452
                             ---------   -------   --------    ---------
                             ---------   -------   --------    ---------

Gross realized gains and losses on sales of investments totaled $126,062 and $158,576, respectively, during the year ended December 31, 1996.

At December 31, 1996, the Company had short investment positions totaling approximately $391,000, all of which are covered by long positions. Short investment positions can result in off balance sheet risk as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

                     Santa Fe Financial Corporation

The amortized cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below:

                                             Cost    Fair Value
                                           ---------------------
Due in one year or less                   $  919,794  $  903,781
Due after one year through five years      2,226,456   2,351,792
Due after five years through ten years     1,050,301   1,056,425
Due after ten years                          489,708     484,676
                                           ---------   ---------
                                          $4,686,259  $4,796,674
                                           ---------   ---------
                                           ---------   ---------

4. Income Taxes

The Company and PSI file separate tax returns for both federal and state purposes. The provision for income taxes (primarily based on the operations of PSI), is comprised of the following:


                                        Years ended December 31
                                     1996        1995        1994
                                  --------------------------------
       Federal:
        Current                   $524,879    $444,693    $434,059
        Deferred (credit)           (9,848)       (390)       (153)
                                   -------     -------     -------
                                   515,031     444,303     433,906

       State:
        Current                    157,061     134,565     131,420
        Deferred (credit)             (598)        193         115
                                   -------     -------     -------
                                   156,463     134,758     131,535
                                   -------     -------     -------
                                  $671,494    $579,061    $565,441
                                   -------     -------     -------
                                   -------     -------     -------

A reconciliation of the statutory federal income tax rate to income tax expense is as follows:

                                        Years ended December 31
                                      1996        1995        1994
                                     -----------------------------
Statutory tax rate                    34.0%       34.0%       34.0%
Effect of:
 State income taxes, net of
  federal tax benefit                  6.5         6.1         6.1
 Loss carryforward for which no
  tax benefit was applied                -           -         3.6
 Other                                 1.7         (.4)          -
                                      -----       -----       -----
Effective tax rate                    42.2%       39.7%       43.7%
                                      -----       -----       -----
                                      -----       -----       -----

At December 31, 1996, the Company had net operating losses available for carryforward for federal and state tax purposes of approximately $1,270,000 and $505,000, respectively. The federal tax loss carryforward will begin expiring in 2004, unless previously utilized. In 1993, California reduced the

                       Santa Fe Financial Corporation
carryover period allowed for utilization of net operating loss carryovers from 15 years to 5 years. Accordingly, the California tax loss carryforward began expiring in 1995. The realization of future benefits from net operating loss carryforwards may be limited under the Internal Revenue Code if certain cumulative changes occur in the Company's ownership.

Deferred tax assets and liability consist of the following at December 31:

                                              1996       1995
                                          ---------------------
   Deferred tax liability:
    Unrealized appreciation of
     investment securities                $136,777    $       -
                                           -------     --------
                                           -------     --------
   Deferred tax assets:
    Net operating loss carryforwards      $479,800    $440,512
    State income taxes                      53,345      45,480
    Other                                   23,882       1,668
                                           -------     -------
   Deferred tax assets                     557,027     487,660

   Valuation allowance                    (499,894)   (440,973)
   Net deferred tax assets                $ 57,133    $ 46,687
                                           -------     -------
                                           -------     -------

5. Investment in Justice Investors

The major source of revenue of PSI is its 49.8% interest in Justice Investors, a limited partnership which owns and leases a Holiday Inn in San Francisco, California, and in which PSI is both a limited and general partner. PSI records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:


                        CONDENSED BALANCE SHEETS


                                                    December 31
                                                 1996          1995
                                            -------------------------
Assets
Total current assets -- Note A              $  420,220     $  821,975
Property, plant and equipment, net of
 accumulated depreciation of $10,188,059
 in 1996 and $9,844,898 in 1995              6,220,506      4,846,284
Loan fees and deferred lease costs,
   net of accumulated amortization of
   $54,696 in 1996 and $23,651 in 1995         255,716        286,761
                                             ---------      ---------
                                            $6,896,442     $5,955,020
                                             ---------      ---------
                                             ---------      ---------
Liabilities and partners' capital
Total current liabilities                   $  568,093     $  306,305
Long-term debt -- Note B                     3,284,288      3,819,975
Partners' capital -- Note C                  3,044,061      1,828,740
                                             ---------      ---------
                                            $6,896,442     $5,955,020
                                             ---------      ---------
                                             ---------      ---------

                         Santa Fe Financial Corporation

                        CONDENSED STATEMENTS OF OPERATIONS

                                          Years ended December 31
                                        1996        1995       1994
                                     ----------------------------------
Revenues -- Note A                   $4,758,778  $4,152,417  $4,200,853
Costs and expenses                    1,023,457   1,036,274   1,054,992
                                      ---------   ---------   ---------
Net income                           $3,735,321  $3,116,143  $3,145,861
                                      ---------   ---------   ---------
                                      ---------   ---------   ---------

Note A--Revenues include $1,116,019, $1,069,150 and $936,151 for the years ended December 31, 1996, 1995, and 1994, respectively, of garage rental income from the garage lessee who is also the managing general partner of Justice Investors. At December 31, 1995, total current assets included $1,491 in accounts receivable from the managing partner for garage rentals and reimbursable costs.

Justice Investors and the hotel lessee entered into a new lease agreement effective January 1, 1995. The hotel lease provides for Justice Investors to receive the greater of 20% of hotel room revenue, as defined, or an annual minimum guaranteed rent of $2,500,000 plus 50% of available cash, as defined, and expires December 31, 2004, with a five-year renewal option. The parking garage lease, for which revenue is based upon a percentage of parking receipts, expires on November 30, 2010.

Note B--During 1995, Justice Investors refinanced its long-term debt obligations. The long-term debt at December 31, 1995 consists of a revolving, reducing line of credit agreement payable to Wells Fargo Bank which is collateralized by a trust deed on land, hotel property and the Partnership's interest in hotel and garage leases. The line of credit agreement provides for maximum borrowings at December 31, 1996 of approximately $7,300,000 with an annual reduction of maximum borrowings to approximately $4,500,000 at the December 31, 2004 maturity date and generally provides for interest at LIBOR plus 2% per annum (the annual rate on $4,000,000 of principal is guaranteed not to exceed 11.5%).

Note C--During each of the years ended December 31, 1996, 1995 and 1994, total annual distributions to partners amounted to $2,520,000.

                       Santa Fe Financial Corporation

6. Commitments

The Company has an operating lease agreement for office space through June 30, 1999. The agreement provides for an annual rent increase based on changes in the Consumer Price Index, not to exceed 5%. At December 31, 1996, minimal rental payments due under the lease are as follows:


                        1997        $33,600
                        1998         33,600
                        1999         16,600
                                     ------
                                    $83,800
                                     ------
                                     ------

Rent expense for the years ended December 31, 1996, 1995 and 1994 totaled approximately $35,000, $33,000 and $19,000, respectively.

7. Litigation

During January 1995, Santa Fe completed a private placement of 90,000 shares of common stock and granted warrants for the purchase of an additional 90,000 shares for gross proceeds of $2,340,000. The underlying agreement also granted certain additional rights to the acquiring company, The InterGroup Corporation. The warrants were exercisable at prices ranging from $26.50 to $27.50 per share at dates through December 30, 1997. On March 11, 1996, the warrants were exercised to purchase 90,000 shares of the Company's common stock at $27.00 per share for proceeds of $2,430,000.

On February 22, 1995, a shareholders' derivative suit was filed against the Company, its directors and others challenging the private placement agreement. The complaint seeks declaratory relief, rescission or reformation of the agreement, injunctive relief and unspecified general and punitive damages.

During 1996, the court granted InterGroup Corporation summary judgment, which effectively disposed of rescission or reformation as a remedy in this action. The plaintiffs are seeking appellate review of this summary judgment.

The Company and its directors are vigorously contesting this lawsuit and believe that the actions taken by them respecting this transaction were proper, in good faith and in a manner believed to be in the best interests of the Company and its shareholders. Based on the opinion of the Company's legal counsel, management believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's consolidated financial position.

                       Santa Fe Financial Corporation

On May 30, 1996, the Company's subsidiary, Portsmouth, was served with a personal injury action in the San Francisco Superior Court. The suit, which was filed on March 26, 1996, names more than 60 defendants, including the managing general partner of Justice Investors, and alleges injuries suffered as a result of exposure to asbestos-containing materials. The Complaint seeks an unspecified amount of damages including recovery for loss of income and medical expenses. The Portsmouth is being defended through its insurance carrier under a reservation of rights. Due to the limited discovery taken to date, the Company's legal counsel is not in a position to evaluate the eventual outcome of the action or to estimate a potential range of loss, if any.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for Part III, Items 10 through 13, are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1997, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

          (a) Documents Filed as Part of Form 10-K

               (1) Financial Statements

The following financial statements of Registrant are included in Item 8:

INDEX TO FINANCIAL STATEMENTS                                     PAGE

Report of Independent Auditors                                     14
Consolidated Balance Sheets - December 31, 1996 and 1995           15
Consolidated Statements of Income - Years Ended                    16
  December 31, 1996, 1995 and 1994
Consolidated Statements of Shareholders' Equity                    17
Consolidated Statements of Cash Flows - Years Ended                18
  December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements - December 31, 1996     19

             (2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             (3) Listing of Exhibits by Table Number

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

              3. Articles of Incorporation and Bylaws                   *

              4. Instruments defining he rights of Security             *
                 Holders, including indentures (see Articles of Incorporation and Bylaws)

             10. Material Contracts
                 (a) Securities Purchase Agreement dated December 20,   **
                     1994 between Santa Fe Financial Corporation and
                     The InterGroup Corporation

             22. Published report regarding matters
                 submitted to vote of Security Holders -
                 Proxy Statement for Annual Meeting of
                 Shareholders to be held May 6, 1997, which will be filed with the Commission within one hundred twenty (120) days of the fiscal year pursuant to Regulation 14A

             27. Financial Data Schedule

* All exhibits marked by an asterisk have been previously filed with other documents, including Registrant's Form 10 filed on October 27, 1967, and subsequent filings on forms 8-K, 10-K and 10-Q which are incorporated herein by reference.

** Securities Purchase Agreement dated December 20, 1994 between Santa Fe
   Financial Corporation and The InterGroup Corporation was previously filed On March 31, 1995 with Registrant's Form 10-K Annual Report for the year ended December 31, 1994 and is incorporated herein by reference.
          (b) Reports on Form, 8-K

Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

          (c) Exhibits Required by Item 601 of Regulation S-K

The exhibits required by Item 601 of Regulation S-K which are listed in Item 14(a)(3) above are filed as part of this Report. Exhibits not listed are inapplicable or have been previously filed and are incorporated herein by reference.

          (d) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 14(d):
                                                              PAGE
Independent Auditor's Report                                   30
Balance Sheets - December 31, 1996 and 1995                    31
Statements of Income and Partners' Capital - Years             32
  Ended December 31, 1996, 1995 and 1994
Statements of Cash Flows - Years Ended                         33
  December 31, 1996, 1995 and 1994
Notes to Financial Statements - December 31, 1996,             34
  1995 and 1994

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          COLLIER & MARKOWITZ
                      CERTIFIED PUBLIC ACCOUNTANTS
                  (SUCCESSORS TO AARON, BLUM & COLLIER)

                   235 MONTGOMERY STREET, SUITE 1049
                    SAN FRANCISCO, CALIFORNIA 94104
                           TEL (415) 982-7852
                           FAX (415) 982-1429

                            February 5, 1997


Justice Investors
(A Limited Partnership)
San Francisco, California

                   Independent Auditor's Report
                   ---------------------------

We have audited the accompanying balance sheets of Justice Investors ( A Limited Partnership) as of December 31, 1996, and 1995, and the related statements of income and partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors
(A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ COLLIER AND MARKOWITZ
Certified Public Accounts

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 1996 and 1995
                       --------------------------

                                                      1996          1995
                                                      ----          ----
                                   ASSETS
                                   ------
Current assets
  Cash                                            $   28,990     $  353,202
  Rent receivable                                    355,195        428,983
  Receivable from garage lessee                            -          1,491
  Prepaid expenses                                    36,035         38,299
                                                    --------       --------
       Total current assets                          420,220        821,975
                                                    --------       --------

Fixed assets
  Office equipment (net of accumulated
    depreciation of $1,813 in 1996 and
    $209 in 1995)                                      3,740          5,344
  Building and improvements (net of accumulated
    depreciation of $10,186,246 in 1996 and
    $9,844,689 in 1995)                            5,092,638      3,716,812
  Land                                             1,124,128      1,124,128
                                                   ---------      ---------
      Total fixed assets                           6,220,506      4,846,284
                                                   ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $51,742 in 1996 and $22,174 in 1995)           236,515        266,083
 Deferred lease costs (net of accumulated
   amortization of $2,954 in 1996 and
   $1,477 in 1995)                                    19,201         20,678
                                                   ---------      ---------
      Total other assets                             255,716        286,761
                                                   ---------      ---------
      Total assets                               $ 6,896,442    $ 5,955,020
                                                   ---------      ---------
                                                   ---------      ---------

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses     $  358,428     $   97,876
  Rents paid in advance                              208,333        206,250
  Accrued interest                                     1,332          2,179
                                                   ---------      ---------
      Total current liabilities                      568,093        306,305
Long-term liabilities
  Notes payable                                    3,284,288      3,819,975
                                                   ---------      ---------
      Total liabilities                            3,852,381      4,126,280

                                                   ---------      ---------
Commitment - Lease commission
Partners' capital                                  3,044,061      1,828,740
                                                   ---------      ---------

        Total liabilities and partners'capital    $6,896,442     $5,955,020
                                                   ---------      ---------
                                                   ---------      ---------

The accompanying notes are an integral part of these financial statements.


                             JUSTICE INVESTOR
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

               Years Ended December 31, 1996, 1995 and 1994
               -------------------------------------------

                                         1996         1995        1994
                                         ----         ----        ----
Revenues
  Rental income
    Hotel                             $3,634,109   $3,076,210    $3,227,995
    Garage                             1,116,019    1,069,150       936,151
    Lobby and other                        8,650        4,200        33,142
                                       ---------    ---------     ---------
      Total rental income              4,758,778    4,149,560     4,197,288

  Interest income                              -        2,857         3,565
                                       ---------    ---------     ---------
      Total revenues                   4,758,778    4,152,417     4,200,853
                                       ---------    ---------     ---------

Expenses
  Interest                               308,710      348,971       479,342
  Loan prepayment charge                       -       59,803             -
  Depreciation and amortization          374,206      266,927       243,211
  Lease commission                        36,341       55,888        64,560
  Property taxes                          40,306       39,507        38,655
  Repair and maintenance                   1,500       20,254         8,500
  General and administrative -
    Administrative expenses              146,862      120,000        53,746
    Accounting fees                       13,152        7,943        12,852
    Audit and tax preparation             23,648       19,790        19,015
    Business taxes                        16,179       13,588        15,289
    Bank charges                           5,385        4,816         1,506
    Consultants                            4,615       16,685        14,345
    Franchise taxes                          800          800           800
    Insurance                             39,864       39,452        42,125
    Legal fees                            10,525       16,659        56,786
    Office expense and miscellaneous       1,364        5,191         4,260
                                       ---------    ---------     ---------
      Total expenses                   1,023,457    1,036,274     1,054,992
                                       ---------    ---------     ---------

Net income                             3,735,321    3,116,143     3,145,861
Partner's capital at beginning of
  year                                 1,828,740    1,232,597       606,736

Less distributions to partners        (2,520,000)  (2,520,000)   (2,520,000)
                                       ---------     ---------    ---------
Partners' capital at end of year      $3,044,061    $1,828,740   $1,232,597
                                       ---------     ---------    ---------
                                       ---------     ---------    ---------

The accompanying notes are in integral part of these financial statements.


                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)
                       STATEMENTS OF CASH FLOWS
              Years Ended December 31, 1996, 1995 and 1994
              --------------------------------------------
            Increase (Decrease) in Cash and Cash Equivalents

                                        1996          1995        1994
                                        ----          ----        ----
Cash flows from operating activities
  Cash received from tenants         $4,834,649    $4,239,935  $4,070,935
  Interest received                           -         3,572       3,353
  Interest paid                        (309,557)     (486,297)   (495,444)
  Deposits to mortgage escrow account         -       (10,414)    (38,700)
  Cash paid for other operating
    activities                         (369,911)     (294,967)   (214,082)
                                      ---------     ---------   ---------
     Net cash provided by operating
        activities                    4,155,181     3,451,829   3,326,062
                                      ---------     ---------   ---------
Cash flows from investing activities
  Capital expenditures               (1,425,197)     (431,465)          -
  Redemption of U.S. Treasury bills           -             -     158,574
                                      ---------     ---------   ---------
    Net cash provided by (used in)
      investing activities            (1,425,197)     (431,465)    158,574
                                      ----------     ---------   ---------

Cash flows from financing actives
  Distributions to partners           (2,520,000)   (2,520,000) (2,520,000)
  Proceeds from borrowing of long-
    term debt                          3,033,047     5,513,076           -
  Principal payments of long-term
    debt                              (3,568,734)   (6,107,075)   (769,711)
  Payments (advances)-garage lessee        1,491        30,196     (17,734)
                                      ----------    ----------  ----------
     Net cash used in financing
       activities                     (3,054,196)   (3,083,803) (3,307,445)
Net increase (decrease)in cash and
  cash equivalents                      (324,212)     (63,439)     177,191
Cash and cash equivalents at
  beginning of year                      353,202      416,641      239,450
                                       ---------    ---------    ---------
Cash and cash equivalents at
end
  of year                             $   28,990   $  353,202   $  416,641
                                       ---------    ---------    ---------
Reconciliation of net income to net
  cash provided by operating
  activities
Net income                             $3,735,321   $3,116,143   $3,145,861
                                        ---------    ---------    ---------
Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation and amortization          374,206      266,927      243,211
   Rent receivable                         73,788     (115,875)     (61,793)
   Other receivable                             -       38,271      (12,418)
   Prepaid expenses                         2,264       10,128        2,243
   Accounts payable                       (31,634)      10,508       24,654
   Rents paid in advance                    2,083      206,250            -
   Interest payable                          (847)     (77,523)     (15,696)
   Lease deposits                               -       (3,000)           -
                                        ---------    ---------    ---------
                                          419,860      335,686      180,201
                                        ---------    ---------    ---------
Net cash provided by operating
  activities                           $4,155,181   $3,451,829   $3,326,062
                                        ---------    ---------    ---------
                                        ---------    ---------    ---------
Supplemental disclosures of cash
  flows information:
    Cash paid during the year for:
      Interest                         $  309,557   $  486,297    $ 495,444

The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994
                  -------------------------------

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

Organization
------------
Justice Investors, a Limited Partnership (the "Partnership") was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The lease of the hotel provided for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five year renewal option. The parking garage lease provided for payments of certain percentages of parking receipts to November 30, 2010.

Rents Receivable
----------------
Management believes that all rents receivable as of December 31, 1996 and 1995, were fully collectible. Therefore, no allowance for doubtful accounts was recorded.

Depreciation
------------
Depreciation on the hotel facilities is computed using the straight line method over a useful life of 40 years. Building improvements are being depreciated on a straight line basis over their useful lives ranging from 5 to 39 years. Office equipment is being depreciated using the 150% declining balance method with a useful life of 5 years.

Amortization
------------
Loan fees are amortized using the straight line method over 10 years. Deferred lease costs are amortized using the straight line method over 15 years.

Income Tax
----------
No income taxes have been provided in the accompanying financial statements since the Partnership profits and losses are reportable by the partners on their individual income tax returns.

Statement of Cash Flows
-----------------------
For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.
Use of Estimates
----------------
The process of preparing financial statements in conformity with generally accepted accounting principles required the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.
Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994
                  --------------------------------


LONG-TERM DEBT
--------------
At December 31, 1996 and 1995, long-term debt consisted of the following:


                                                    1996       1995
                                                    ----       ----
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at LIBOR PLUS 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                        $3,200,000   $3,400,000

  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at prime rate per annum due December 31, 2004       84,288      419,975
                                                   ---------    ---------
                                                  $3,284,288   $3,819,975
                                                   ---------    ---------
                                                   ---------    ---------

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1995                                $7,500,000
  December 31, 1996                                 7,290,567
  December 31, 1997                                 7,057,050
  December 31, 1998                                 6,796,678
  December 31, 1999                                 6,506,363
  December 31, 2000                                 6,182,662
  December 31, 2001                                 5,821,736
  December 31, 2002                                 5,419,302
  December 31, 2003                                 4,970,590
  December 31, 2004                                 4,470,275

Maturities of long-term debt for each of the next five years are as follows:

  1997                                             $        -
  1998                                                      -
  1999                                                      -
  2000                                                      -
  2001                                                      -
  Subsequent to 2001                                3,284,288
                                                    ---------
                                                   $3,284,288
                                                    ---------
                                                    ---------

                        JUSTICE INVESTORS
                     (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS

                 December 31, 1996, 1995 and 1994
                 --------------------------------

MINIMUM FUTURE RENTALS
----------------------
Minimum future rentals to be received on non-cancelable leases as of December 31, 1996 for each of the next five years and in the aggregate are:

  1997                                          $ 2,761,000
  1998                                            2,761,000
  1999                                            2,761,000
  2000                                            2,761,000
  2001                                            2,761,000
  Subsequent to 2001                              9,827,250
                                                  ---------
                                                $23,632,250
                                                 ----------
                                                 ----------

COMMITMENT - LEASE COMMISSION
-----------------------------

The Partnership was obligated to pay a lease commission of 2% of the rentals received under the primary lease of the hotel property for the initial 25-year term of the lease which expired on October 31, 1995. In addition, the Partnership is obligated to pay a lease commission of 1% of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2025.


RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                  1996      1995      1994
                                                  ----      ----      ----
  General partners                             $146,862  $120,000 $ 17,220
  Reimbursable expenses of general partner            -         -   36,526
  Bookkeeping services                                -         -    6,000
  Legal services                                 10,525    16,659   56,786
                                                -------   -------  -------
                                               $157,387  $136,659 $116,532
                                                -------   -------  -------
                                                -------   -------  -------

The garage lessee, the managing general partner, paid the Partnership $1,116,019, $1,069,150 and $936,151 during 1996, 1995 and 1994, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 1996 and 1995 were $86,759 and $82,665, respectively. Accounts payable to general partners at December 31, 1996 were $22,504.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994
                  --------------------------------


RECEIVABLE FROM GARAGE LESSEE
-----------------------------
In July 1990, an underground tank of the garage leased and operated by Evon Garage Corporation leaked approximately 600 gallons of gasoline. The parties involved have agreed to limit the Partnership's share of the clean-up costs to $42,000. The balance of the costs are being paid by the garage lessee.

CONCENTRATIONS OF CREDIT RISK
-----------------------------
Financial instruments that potentially subject the Partnership to credit risk include cash on deposit with Wells Fargo Bank amounting to $353,987 at December 31, 1995 which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. All balances were insured at December 31, 1996.

LITIGATION
----------
The Partnership is a co-defendant in a lawsuit filed by a former employee of the general contractor who constructed the hotel and garage facilities, for alleged personal injuries resulting from exposure to asbestos-containing materials. The suit seeks an unspecified amount of damages. Outside counsel for the Partnership has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcome. The Partnership believes the suit is without merit and is vigorously defending its position.

                               SIGNATURES
                               ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SANTA FE FINANCIAL CORPORATION



Date:  March 31, 1997              By /s/ John V. Winfield
       -------------                  ----------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 1997                  /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: March 31, 1997                  /s/ L. Scott Shields
      --------------                  ---------------------------------------
                                      L. Scott Shields, Secretary-Treasurer
                                      and Chief Financial Officer


Date: March 31, 1997                  /s/ Janice Braly-Nelsen
      --------------                  ---------------------------------------
                                      Janice Braly-Nelsen,
                                      Director


Date: March 31, 1997                  /s/ William J. Nance,
      --------------                  ---------------------------------------
                                      William J. Nance, Director
                                      and Vice-President