Form 10QSB
period 1997-03-31
SANTA FE FINANCIAL CORP
filed 1997-05-14
CIK 86759

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

                             FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1997

                         OR

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

    For the transition period from _______ to ________



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

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90
days. Yes X   No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 638,019 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 8, 1997.

   Transitional Small Business Disclosure Format (check one):  Yes    No X

                                 INDEX

                     SANTA FE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION                                        PAGE

    Item 1. Financial Statements

        Consolidated Balance Sheet--March 31, 1997 (Unaudited)        3

        Consolidated Statements of Income (Unaudited)--Three
        Months ended March 31, 1997 and 1996                          4

        Consolidated Statements of Cash Flows (Unaudited)--
        Three Months ended March 31, 1997 and 1996                    5

        Notes to Consolidated Financial Statements---March 31, 1997   6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       8

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                        10

    Item 4. Submission of Matters to a Vote of Security Holders      10

    Item 5. Other Information                                        11

    Item 6. Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                           11

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                        Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)

                                                    March 31
                                                      1997
                                                -------------
Assets
Current assets:
  Cash and cash equivalents                      $    204,676
  Investment securities                             9,250,738
  Deferred income taxes                                53,185
  Current portion of notes receivable                  12,250
  Other current assets                                105,152
                                                  -----------
Total currents assets                               9,626,001
                                                  -----------

Investments:
  Investment in Justice Investors                   5,285,708
  Other investments                                     2,431
                                                  -----------
                                                    5,288,139
                                                  -----------
Furniture and fixtures:
  Furniture and fixtures                               97,649
  Less allowances for depreciation                    (84,106)
                                                  -----------
                                                       13,543
                                                  -----------
Other assets:
  Notes receivable, less current portion              114,491
  Deferred income taxes                                 3,788
                                                  -----------
                                                      118,279
                                                  -----------
Total assets                                     $ 15,045,962
                                                  ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses          $    226,670
  Income taxes payable                                128,998
  Deferred income taxes                                   673
                                                   ----------
Total current liabilities                             356,341
                                                   ----------

Minority interest                                   3,247,205
                                                   ----------
Commitments and contingencies

Shareholders' equity:
  Common stock - par value $.10 per share;
   Authorized - 1,500,000
   Issued & outstanding - 638,019                      63,802
  Additional paid-in capital                        8,230,760
  Unrealized gain on investment securities,
   net of deferred taxes                                1,242
  Retained earnings                                 3,146,612
                                                  -----------
Total shareholders' equity                         11,442,416
                                                  -----------
Total liabilities & shareholders' equity         $ 15,045,962
                                                  ===========

See accompanying notes.

                         Santa Fe Financial Corporation
                        Consolidated Statements of Income
                                  (Unaudited)

                                           Three Months ended March 31
                                              1997              1996
                                             ------            ------


Revenues:
  Equity in net income of Justice
   Investors                              $  499,712         $  332,619
  Net Investment and interest income         195,242             99,294
  Other income                                28,176             29,048
                                           ---------          ---------
                                             723,130            460,961
                                           ---------          ---------

Costs and expenses:
  Litigation - GPG                           149,945             68,531
  General and administrative                 159,162            101,007
  Legal and professional                      83,499             27,250
  Depreciation                                   971              1,962
                                           ---------          ---------
                                             393,577            198,750
                                           ---------          ---------

Income before income taxes
 and minority interest                       329,553            262,211

Income taxes                                 129,000            102,000
                                           ---------          ---------
Income before minority interest              200,553            160,211

Minority interest                             83,691             64,057
                                           ---------          ---------

Net income                                $  116,862         $   96,154
                                           =========          =========

Net income per share                      $     0.18         $     0.17
                                           =========          =========
Weighted average shares
  outstanding                                638,019            567,799
                                           =========          =========

See accompanying notes.

                  Santa Fe Financial Corporation & Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  Three Months ended March 31
                                                       1997           1996
                                                   -----------    -----------
Operating Activities
  Net income                                       $   116,862    $    96,154
  Adjustments to reconcile net income
   to net cash provided by (used in)
      operating activities:
    Equity in net income of limited partnership       (499,712)      (332,619)
    Minority interest                                   83,691         64,057
    Amortization of excess of market value
      over carrying value of investment                (22,176)       (22,176)
    Depreciation                                           972          1,962

    Changes in operating assets and
      liabilities:
    Other current assets                                64,615         20,266
    Accounts payable and accrued expenses              124,981          2,772
    Income taxes payable                                50,858         20,797
                                                    ----------     ----------
Net cash used in operating activities                  (79,909)      (148,787)
                                                    ----------     ----------

Investing Activities
  Cash distributions from limited partnership          387,961        313,740
  Purchase of investment securities                 (5,456,569)             -
  Proceeds from sale of investment securities        5,335,589              -
  Purchase of property, furniture and fixtures               -         (3,392)
                                                    ----------     ----------
  Net cash provided by investing activities            266,981        310,348
                                                    ----------     ----------

Financing Activities
  Proceeds from sale of common stock, net                    -      2,430,000
  Decrease in notes receivable                           3,941          3,696
  Dividends paid to Portsmouth Square, Inc.,
   minority shareholders                               (67,311)      (107,697)
  Purchase of Portsmouth stock                         (46,377)             -
                                                    ----------     ----------
Net cash provided by (used in)
  financing activities                                (109,747)     2,325,999

Increase in cash and
  cash equivalents                                      77,325      2,487,560
                                                    ----------     ----------
Cash and cash equivalents at
  beginning of period                                  127,351      7,016,804
                                                    ----------     ----------
Cash and cash equivalents at end of period        $    204,676   $  9,504,364
                                                    ==========     ==========
See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies
     ---------------------------------------------------------
The consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K for the year ended December 31, 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, (Earnings per Share) which will be required to be adopted on December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.

2. Litigation
   ----------

During January 1995, Santa Fe completed a private placement of 90,000 shares of common stock and granted warrants for the purchase of an additional 90,000 shares for gross proceeds of $2,340,000. The underlying agreement also granted certain additional rights to the acquiring company, The InterGroup Corporation ("InterGroup"). The warrants were exercisable at prices ranging from $26.50 to $27.50 per share at dates through December 30, 1997. On March 11, 1996, the warrants were exercised to purchase 90,000 shares of the Company's common stock at $27.00 per share for proceeds of $2,430,000.

On February 22, 1995, a shareholders' derivative suit was filed against the Company, its directors and others challenging the private placement agreement. The complaint seeks declaratory relief, rescission or reformation of the agreement, injunctive relief and unspecified general and punitive damages.

During 1996, the court granted InterGroup summary judgment, which effectively disposed of rescission or reformation as a remedy in this action. The plaintiffs are seeking appellate review of this summary judgment. The Company and its directors are vigorously contesting this lawsuit and believe that the actions taken by them respecting this transaction were proper, in good faith and in a manner believed to be in the best interests of the Company and its shareholders. Management believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's consolidated financial position.

On May 30, 1996, the Company's 64.3%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") was served with a personal injury action in the San Francisco Superior Court. The suit, which was filed on March 26, 1996, names more than 60 defendants, including the managing general partner of Justice Investors, and alleges injuries suffered as a result of exposure to asbestos-containing materials. The Complaint seeks an unspecified amount of damages including recovery for loss of income and medical expenses. Portsmouth is being defended through its insurance carrier under a reservation of rights. Due to the limited discovery taken to date, the Company is not in a position to evaluate the eventual outcome of the action or to estimate a potential range of loss, if any.

3. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its subsidiary, Portsmouth, based on management's estimate of the utilization of resources.

During the quarter ended March 31, 1997, the Company and its subsidiary made payments to InterGroup totaling $43,117 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its subsidiary's partnership asset. The Company's funds are invested under the direction of its Chairman and President, John V. Winfield. Mr. Winfield is also President and Chairman of Santa Fe and Intergroup. One of the Company's other Directors also serves as a Director of InterGroup.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including those discussed below and in the Company's Form 10-K for the year ended December 31, 1996, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 64.3%-owned subsidiary, Portsmouth Square, Inc., in the Justice Investors limited partnership and income received from investment of its cash and securities assets. The partnership derives most of its income from its lease with Holiday Inn, Inc. ("Holiday") and from a lease with Evon Garage Corporation.

Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

Comparison of operating results for the three months ended March 31, 1997 to the three months ended March 31, 1996, shows that total revenues increased 56.9%, costs and expenses increased 98% and net income increased 21.5%.

The 56.9% increase in total revenues from $460,961 to $723,130 was primarily due to a 50.2% increase in partnership income and a 96.6% increase in investment and interest income. The increase in partnership income reflects a 47.9% increase in hotel rental income and a 5.6% increase in garage rental income. The increase in hotel rental income is attributable to both higher occupancy rates and an increase in the average daily room rate. The increase in investment and interest income reflects additional cash received by the Company as a result of InterGroup exercising its warrants on March 11, 1996 and managements efforts to diversify the Company's investments to provide for an overall higher yield.

The 98% increase in costs and expenses from $198,750 to $393,577 is primarily attributable to a 119% increase in the costs associated with the litigation filed by GPG and higher general and administrative expenses. The increase in legal and professional fees is attributable to higher annual audit fees and the retention of a consultant by the Company's subsidiary to advise Portsmouth on certain operational and partnership matters as part of Portsmouth's more active role as a general partner in Justice Investors. The increase in general and administrative expenses from $101,007 to $159,162 reflects higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset and increases in the salary of the Company's Chief Executive Officer.

Expenses incurred by the Company as a result of the litigation filed by GPG continue to adversely impact net income. The 119% increase in those expenses from $68,531 to $149,945 is the primary reason why net income for the quarter increased only $20,708. If the expenses associated with that litigation were eliminated, the Company would have posted additional net income, after estimated taxes, of approximately $91,500 which would have resulted in earnings per share of $.32 for the three months ended March 31, 1997.

Effective April 28, 1997, Holiday merged with Bristol Hotel Company ("Bristol") of Dallas, Texas, a publicly held company listed on the New York Stock Exchange. Bristol has agreed to assume and perform all of Holiday's obligations under the lease with the partnership and will continue to operate the hotel as a Holiday Inn.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from a lease with Holiday and a lease with Evon Garage Corporation. In addition to its monthly limited partnership distributions from Justice Investors, Portsmouth receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution will increase to $139,440 from $109,580. Although it is planned that the distribution at the higher level will continue for a period of 12 months, the increase was clearly identified as a special distribution and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased.

The Company has been diversifying its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of March 31, 1997, the Company had a net unrealized gain on investments of $1,242 after tax, which consists of pre-tax unrealized gains of $309,929 and pre-tax unrealized losses of $307,854.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

At March 31, 1997, the Company's current assets were $9,626,001 and it remains liquid with a current ratio of approximately 27 to 1 at the end of the quarter. Expenses inflicted on the Company as a result of the litigation filed by GPG will continue to impact operating results. However, management believes the Company's capital resources are currently adequate to meet its short- and long-term obligations.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Guinness Peat Group plc ("GPG") and its subsidiary, Allied Mutual Insurance Services Limited ("AMI") had filed a shareholders derivative suit against certain directors of the Company, InterGroup and the Company as a nominal defendant. The trial in that action was scheduled for May 9, 1997.

A tentative ruling granting InterGroup summary judgment for the second time in this action was issued in October 1996 and made final on December 31, 1996. Plaintiffs then filed a petition for a writ seeking expedited review from the Court of Appeal which was summarily denied by that Court on April 2, 1997. On March 3, 1997, plaintiffs also filed a Notice of Appeal from the order granting summary judgment. As the prevailing party, InterGroup also filed a motion for an award of attorneys' fees and costs against plaintiffs. On
April 25, 1997, the Superior Court issued a tentative ruling awarding InterGroup $295,964 in attorneys' fees and costs. Plaintiffs have requested oral argument on that ruling.

The granting of summary judgment in favor of InterGroup effectively disposed of rescission or reformation of the InterGroup Agreement as a remedy in this action. Unless that judgment is reversed on appeal, neither cancellation of the shares issued to InterGroup nor a return of the proceeds received by Santa Fe can be ordered by the Court, leaving only a potential money damage claim against the director defendants.

On February 3, 1997, the director defendants filed a verified petition for a peremptory writ of mandate with the Court of Appeal challenging the trial court's order denying their motion for summary judgment. On April 2, 1997, the Court of Appeal issued an order to show cause why the relief requested in the director defendants' petition should not be granted. The Court of Appeal also ordered the trial scheduled for May 9, 1997 stayed until further order of that Court. On April 18, 1997, the Court of Appeal summarily denied plaintiffs' request to submit additional evidence, including expert declarations, in support of its opposition to the order to show cause. Oral argument on the matter is expected to take place in June 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 6, 1997, at The Westgate Hotel in San Diego, California. At that meeting all of management's nominees, John V. Winfield, Janice Braly-Nelsen and William J. Nance, were elected Directors of Santa Fe to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditor for the year ending
December 31, 1997.  A tabulation of the votes is as follows:

Proposal (1) - Directors:     Votes for    Against    Abstained
                              ---------    -------    ---------
  John V. Winfield             469,298         -         960

  Janice Braly-Nelsen          469,423         -         835

  William J. Nance             469,423         -         835

Proposal (2) - Accountants:
  Ernst & Young LLP            467,283       500       2,475

Item 5.   Other Information

At a meeting of the Board of Directors held on May 6, 1997, after the Annual Meeting of Shareholders, the following persons were elected as officers of the Company: John V. Winfield, President and Chairman of the Board;
William J. Nance, Vice President; and L. Scott Shields, Secretary and
Treasurer.

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

SANTA FE FINANCIAL CORPORATION
        (Registrant)

Date:    May 8, 1997

by /s/   John V. Winfield
----------------------------------
         John V. Winfield, President
         and Chairman of the Board and
         Chief Executive Officer


Date:    May 8, 1997

by /s/   L. Scott Shields
----------------------------------
         L. Scott Shields, Secretary,
         Treasurer and Chief
         Financial Officer