Form 10QSB
period 1997-06-30
SANTA FE FINANCIAL CORP
filed 1997-08-14
CIK 86759

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

                             FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997


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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 638,019 shares of issuer's $.10 Par Value Common Stock were outstanding as of August 8, 1997.

   Transitional Small Business Disclosure Format (check one):  Yes    No X

                                 INDEX

                     SANTA FE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION                                        PAGE

    Item 1. Financial Statements

        Consolidated Balance Sheet--June 30, 1997 (Unaudited)          3

        Consolidated Statements of Income (Unaudited)--Quarters
        ended June 30, 1997 and 1996 and for the Six Months
        ended  June 30, 1997 and 1996                                  4

        Consolidated Statements of Cash Flows (Unaudited)--
        Six Months ended June 30, 1997 and 1996                        5

        Notes to Consolidated Financial Statements---June 30, 1997     6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                         10

    Item 4. Submission of Matters to a Vote of Security Holders       11

    Item 6. Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                            12

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                        Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)

                                                    June 30
                                                      1997
                                                -------------
Assets
Current assets:
  Cash and cash equivalents                      $  2,377,425
  Investment securities                            10,331,199
  Other investments                                   400,000
  Deferred income taxes                                53,345
  Income tax receivable                                24,802
  Current portion of notes receivable                   8,235
  Other current assets                                188,679
                                                  -----------
Total currents assets                              13,383,685
                                                  -----------

Investments:
  Investment in Justice Investors                   5,500,837
  Other investments                                     2,431
                                                  -----------
                                                    5,503,268
                                                  -----------
Furniture and fixtures:
  Furniture and fixtures                               97,649
  Less allowances for depreciation                    (85,077)
                                                  -----------
                                                       12,572
                                                  -----------
Other assets:
  Notes receivable, less current portion              214,495
  Deferred income taxes                                 3,788
                                                  -----------
                                                      218,283
                                                  -----------
Total assets                                     $ 19,117,808
                                                  ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses          $    117,250
  Income taxes payable                                      -
  Due securities broker                             3,592,857
  Deferred income taxes                               203,527
                                                   ----------
Total current liabilities                           3,913,634
                                                   ----------

Minority interest                                   3,347,415
                                                   ----------


Commitments and contingencies

Shareholders' equity:
  Common stock - par value $.10 per share;
   Authorized - 1,500,000
   Issued & outstanding - 638,019                      63,802
  Additional paid-in capital                        8,174,492
  Unrealized gain on investment securities,
   net of deferred taxes                              303,543
  Retained earnings                                 3,314,922
                                                  -----------
Total shareholders' equity                         11,856,759
                                                  -----------
Total liabilities & shareholders' equity         $ 19,117,808
                                                  ===========

See accompanying notes.



                                 Santa Fe Financial Corporation
                                Consolidated Statements of Income
                                           (Unaudited)

                                          Three Months ended June 30     Six Months ended June 30
                                             1997           1996           1997          1996
                                          ---------      ---------       ---------     ---------
Revenues:
  Equity in net income of Justice
   Investors                             $  611,273     $  340,929     $ 1,110,985    $  673,548
  Dividend and interest income              229,372        125,427         456,016       224,721
  Investment gain (loss)                   (199,431)             -        (230,833)            -
  Other income                               28,176         28,176          56,352        57,224
                                          ---------      ---------       ---------     ---------
                                            669,390        494,532     $ 1,392,520    $  955,493
                                          ---------      ---------       ---------     ---------

Costs and expenses:
  Litigation - GPG                           56,264         96,334         206,209       164,865
  General and administrative                154,265        121,842         313,427       222,849
  Professional and outside services          30,370         18,142         113,869        45,392
  Depreciation                                  971          1,962           1,942         3,924
                                          ---------      ---------       ---------     ---------
                                            241,870        238,280         635,447       437,030
                                          ---------      ---------       ---------     ---------

Income before income taxes
 and minority interest                      427,520        256,252         757,073       518,463

Income taxes                                159,000        105,000         288,000       207,000
                                          ---------      ---------       ---------     ---------
Income before minority interest             268,520        151,252         469,073       311,463

Minority interest                           100,209         60,855         183,900       124,912
                                          ---------      ---------       ---------     ---------

Net income                               $  168,311     $   90,397      $  285,173    $  186,551
                                          =========      =========       =========     =========

Net income per share                     $     0.26     $     0.14      $     0.45    $     0.31
                                          =========      =========       =========     =========
Weighted average shares
  outstanding                               638,019        638,019         638,019       603,014
                                          =========      =========       =========     =========
Dividends per Share                      $       --     $     0.25      $       --    $     0.25
                                          =========      =========       =========     =========

See accompanying notes.

                  Santa Fe Financial Corporation & Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                   Six Months ended June 30
                                                       1997           1996
                                                   -----------    -----------
Operating Activities
  Net income                                       $   285,173    $   186,551
  Adjustments to reconcile net income
   to net cash provided by (used in)
      operating activities:
    Equity in net income of limited partnership     (1,110,985)      (673,548)
    Minority interest                                  116,589         17,215
    Amortization of excess of market value
      over carrying value of investment                (44,352)       (44,352)
    Depreciation                                         1,943          3,924
   Changes in operating assets and
      liabilities:
    Other current assets                               (18,911)       (12,634)
    Accounts payable and accrued expenses               15,553         53,602
    Increase in amounts due securities broker        3,592,857              -
    Income taxes payable                              (102,942)      (112,003)
                                                    ----------     ----------
Net cash used in operating activities                2,734,925       (581,245)
                                                    ----------     ----------

Investing Activities
  Cash distributions from limited partnership          806,281        627,480
  Purchase of investment securities                (10,001,714)      (874,515)
  Proceeds from sale of investment securities        9,205,271              -
  Purchases of other investments                      (400,000)             -
  Purchase of property, furniture and fixtures               -         (3,392)
                                                    ----------     ----------
  Net cash provided by investing activities           (390,162)      (250,427)
                                                    ----------     ----------

Financing Activities
  Proceeds from sale of common stock, net                    -      2,430,000
  Dividends paid                                             -       (137,003)
  Decrease in notes receivable                           7,956          3,696
  Purchase of Portsmouth stock                        (102,645)             -
                                                    ----------     ----------
Net cash provided by (used in)
  financing activities                                 (94,689)     2,296,693

Increase in cash and
  cash equivalents                                   2,250,070      1,465,021
                                                    ----------     ----------
Cash and cash equivalents at
  beginning of period                                  127,351      7,016,804
                                                    ----------     ----------
Cash and cash equivalents at end of period         $ 2,377,425    $ 8,481,825
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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

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

During 1996, the court granted InterGroup summary judgment, which effectively disposed of rescission or reformation as a remedy in this action. Plaintiffs are currently seeking appellate review of that summary judgment.

On July 3, 1997, the Court of Appeal granted a petition for a writ of mandate brought by the director defendants which ordered the trial court to enter summary judgment in favor of those defendants. The Court of Appeal's decision effectively disposed of the remaining liability claims in this action and relieved the Company of any potential liability for the payment of attorneys' fees to the derivative Plaintiffs. However, Plaintiffs could file a petition for review to the California Supreme Court further challenging that decision.

The Company and its directors continue to vigorously contest this lawsuit and the Court of Appeal's decision confirmed that the director defendants properly exercised their business judgment. Management believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's consolidated financial position.


On May 30, 1996, the Company's 64.6%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") was served with a personal injury action in the San Francisco Superior Court. The suit, which was filed on March 26, 1996, names more than 60 defendants, including the managing general partner of Justice Investors, and alleges injuries suffered as a result of exposure to asbestos-containing materials. The Complaint seeks an unspecified amount of damages including recovery for loss of income and medical expenses. Portsmouth is being defended through its insurance carrier under a reservation of rights. It is expected that a motion for summary judgment will be brought on behalf of the Company. Due to the limited discovery taken to date, the Company is not in a position to evaluate the eventual outcome of the action or to estimate a potential range of loss, if any.

3. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its subsidiary, Portsmouth, based on management's estimate of the utilization of resources.

During the six months ended June 30, 1997, the Company and its subsidiary made payments to InterGroup totaling $88,492 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its subsidiary's partnership asset. The Company's funds are invested under the direction of its Chairman and President, John V. Winfield. Mr. Winfield is also President and Chairman of Santa Fe and InterGroup. One of the Company's other Directors also serves as a Director of InterGroup.

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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 64.6%-owned subsidiary, Portsmouth Square, Inc., in the Justice Investors limited partnership and income received from investment of its cash and securities assets. The partnership derives most of its income from its lease with Holiday Inn, Inc. ("Holiday") and from a lease with Evon Garage Corporation.

Three Months Ended June 30, 1997 Compared to Three Months Ended
June 30, 1996

Comparison of results of operations for the three months ended June 30, 1997 to the three months ended June 30, 1996, shows a net increase in total revenues of 35.4% and that costs and expenses increased 1.5%, income before taxes and minority interest increased 66.8% and net income increased 86.2%.

The 35.4% net increase in total revenues from $494,532 to $669,390 was primarily due to a 79.3% increase in partnership income from $340,929 to $611,273 and a 82.9% increase in dividend and interest income from $125,427 to $229,373. The increase in partnership income is primarily attributable to a 100.8% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $199,431 is tempered by pre-tax unrealized gains on investments of $888,612 and pre-tax unrealized losses in the amount of $381,542. The net unrealized gain on investments of $303,543, after tax, is included in shareholders' equity.

The small 1.5% increase in costs and expenses from $238,280 to $241,870 is primarily attributable to a 27% increase in general and administrative expenses, a 67.4% increase in professional and outside service fees, offset by
a 41.6% decrease in litigation expenses.   The increase in general and
administrative expenses from $121,842 to $154,266 reflects higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The increase in professional and outside service fees from $18,142 to $30,370 is primarily attributable to the retention of a consultant by the Company's subsidiary to advise Portsmouth on certain operational and partnership matters as part of Portsmouth's more active role as a general partner in Justice Investors.

The decrease in litigation expenses from $96,334 to $56,264 reflects a period of inactivity in the GPG lawsuit when matters were pending on appeal. As a result, expenses incurred by the Company as a result of the litigation filed by GPG did not have as severe of an adverse impact on net income as they did in the second quarter of 1996.

Effective April 28, 1997, Holiday merged with Bristol Hotel Company ("Bristol") of Dallas, Texas, a publicly held company listed on the New York Stock Exchange. Bristol has agreed to assume and perform all of Holiday's obligations under the lease with the partnership and will continue to operate the hotel as a Holiday Inn.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Comparison of the results of operations for the first six months of 1997 to the first six months of 1996 shows a net increase in total revenues of 45.7% and that costs and expenses increased approximately 45.4%, income before taxes and minority interest increased approximately 46% and net income increased 52.9%

The 45.7% net increase in total revenues from $955,493 to $1,392,520 was primarily due to a 64.9% increase in partnership income from $673,548 to $1,110,985, and a 102.9% increase in dividend and interest income from $224,721 to $456,016. The increase in partnership income is primarily attributable to a 74.4% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $230,833 is tempered by pre-tax unrealized gains on investments of $888,612 and pre-tax unrealized losses in the amount of $381,542. The net unrealized gain on investments of $303,543, after tax, is included in shareholders' equity.

The 45.4% increase in costs and expenses from $437,030 to $635,447 is primarily attributable to a 25.1% increase in the costs associated with the litigation brought by GPG, a 40.6% increase in general and administrative
expenses and a 150.8% increase in professional and outside service fees.   The
increase in general and administrative expenses from $222,849 to $313,427 reflects higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset and increases in the salary of the Company's Chief Executive Officer. The increase in professional and outside service fees from $45,392 to $113,869 is primarily attributable to the retention of a consultant by the Company's subsidiary to advise Portsmouth on certain operational and partnership matters as part of Portsmouth's more active role as a general partner in Justice Investors and higher annual audit fees.

Expenses incurred by the Company as a result of the litigation filed by GPG continued to adversely impact net income for the first six months of 1997. Those expenses increased from $164,865 for the first six months of 1996 to $206,209 for the first six months of 1997.

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

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. Although it is planned that the distribution at the higher level will continue for a period of 12 months, the increase was clearly identified as a special distribution and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased.

The Company has been diversifying its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of June 30, 1997, the Company had a net unrealized gain on investments of $303,543 after tax, which consists of pre-tax unrealized gains of $888,612 and pre-tax unrealized losses of $381,542.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

At June 30, 1997, the Company's current assets were $13,383,685 and it remains liquid with a current ratio of approximately 3.4 to 1 at the end of the quarter. Management believes the Company's capital resources are currently adequate to meet its short- and long-term obligations.


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Guinness Peat Group plc and its subsidiary, Allied Mutual Insurance Services Limited ("plaintiffs") had filed a shareholders derivative suit against certain directors of the Company, InterGroup and the Company as a nominal defendant in the Superior Court of the State of California, County of San Diego, Case No. 685760.

On July 3, 1997, the Court of Appeal, Fourth Appellate District, Division One of the State of California granted the director defendants' petition for a writ of mandate and directed the trial court to vacate its order denying the director defendants' motion for summary judgment and to enter a new order granting the motion. The Court of Appeal's decision became final on August 2, 1997; however, plaintiffs filed a petition for review to the California Supreme Court on August 12, 1997.

In its ruling, the Court of Appeal determined that the director defendants properly exercised their business judgment in connection with the Company entering into the December 20, 1994 Securities Purchase Agreement with Intergroup. That decision effectively disposes of the liability claims brought by plaintiffs in this action. Previously, the trial court granted summary judgment in favor of InterGroup, ruling that there was no fraud in connection with that transaction. The summary judgment in favor of InterGroup has been appealed by plaintiffs.

Assuming that the Court of Appeal's decision granting the writ is not modified, the Company and the director defendants, as the prevailing parties, will be in a position to apply to the trial court for an award of attorneys' fees and costs against plaintiffs. Although it is unknown at this time how the court will ultimately rule on that issue, the Company will vigorously seek recovery from plaintiffs of all expenses that it was forced to incur in defense of this action. The Court of Appeal's decision also relieves the Company of any potential liability for the payment of the attorneys' fees of the derivative plaintiffs.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 6, 1997, at The Westgate Hotel in San Diego, California. At that meeting all of management's nominees, John V. Winfield, Janice Braly-Nelsen and William J. Nance, were elected Directors of Santa Fe to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditor for the year ending
December 31, 1997. A tabulation of the vote at the meeting was previously reported on Registrant's Form 10-QSB for the quarterly period ended March 31, 1997.

On August 12, 1997, a Special Meeting of Shareholders was held in Los Angeles, California to consider and vote on a proposed amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Common Stock of the Company from 1,500,000 shares of Common Stock, $.10 par value, to 2,000,000 shares and to authorize 1,000,000 shares of Preferred Stock, $.10 par value. At that meeting, the proposed amendment was approved and ratified by a majority vote of the issued and outstanding Common Shares of the Company. A tabulation of that vote is set forth below:

                              Votes for    Against    Abstained
                              ---------    -------    ---------
Proposal to Amend the          333,560       9,706      3,616
Articles of Incorporation


The amendment to the Articles of Incorporation will become effective only upon filing with the Secretary of State of the State of Nevada. As set forth in the proposal, the Board of Directors of the Company reserved the right to determine not to file the amendment.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant did not file any reports on Form 8-K during the quarter for which this report is filed. Registrant did file a report on Form 8-K dated July 3, 1997 which reported a decision by the California Court of Appeal granting a writ of mandate and ordering that summary judgment be entered in favor of the director defendants in a shareholders derivative suit filed against the Registrant. No financial statements were filed as part of that report.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
        (Registrant)

Date:    August 13, 1997

by /s/   John V. Winfield
----------------------------------
         John V. Winfield, President
         and Chairman of the Board and
         Chief Executive Officer


Date:    August 13, 1997

by /s/   L. Scott Shields
----------------------------------
         L. Scott Shields, Secretary,
         Treasurer and Chief
         Financial Officer