Form 10QSB
period 1997-09-30
SANTA FE FINANCIAL CORP
filed 1997-11-14
CIK 86759

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

                             FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1997


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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 638,019 shares of issuer's $.10 Par Value Common Stock were outstanding as of October 24, 1997.

   Transitional Small Business Disclosure Format (check one):  Yes    No X

                                 INDEX

                     SANTA FE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION                                        PAGE
  Item 1. Financial Statements

    Consolidated Balance Sheet--September 30, 1997 (Unaudited)          3

    Consolidated Statements of Income (Unaudited)--Three Months
    ended September 30, 1997 and 1996 and for the Nine Months
    ended September 30, 1997 and 1996                                   4

    Consolidated Statements of Cash Flows (Unaudited)--
    Nine Months ended September 30, 1997 and 1996                       5

    Notes to Consolidated Financial Statements---September 30, 1997     6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                            11

  Item 4. Submission of Matters to a Vote of Security Holders          12

  Item 6. Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                             12

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                        Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)

                                                 September 30
                                                     1997
                                                -------------
Assets
Current assets:
  Cash and cash equivalents                      $  2,792,702
  Investment securities                            11,659,331
  Other investments                                   550,203
  Deferred income taxes                                53,345
  Income tax receivable                                93,802
  Current portion of notes receivable                   4,153
  Other current assets                                 79,293
                                                  -----------
Total currents assets                              15,232,829
                                                  -----------

Investments:
  Investment in Justice Investors                   5,859,725
  Other investments                                     2,431
                                                  -----------
                                                    5,862,156
                                                  -----------
Furniture and fixtures:
  Furniture and fixtures                               97,649
  Less allowances for depreciation                    (86,048)
                                                  -----------
                                                       11,601
                                                  -----------
Other assets:
  Notes receivable, less current portion              214,495
  Deferred income taxes                                 3,788
                                                  -----------
                                                      218,283
                                                  -----------
Total assets                                     $ 21,324,869
                                                  ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses          $     70,271
  Income taxes payable                                      -
  Due securities broker                             4,445,660
  Deferred income taxes                               722,124
                                                   ----------
Total current liabilities                           5,238,055
                                                   ----------

Minority interest                                   3,416,299
                                                   ----------


Commitments and contingencies

Shareholders' equity:
  Common stock - par value $.10 per share;
   Authorized - 1,500,000
   Issued & outstanding - 638,019                      63,802
  Additional paid-in capital                        8,089,199
  Unrealized gain on investment securities,
   net of deferred taxes                            1,076,979
  Retained earnings                                 3,440,535
                                                  -----------
Total shareholders' equity                         12,670,515
                                                  -----------
Total liabilities & shareholders' equity         $ 21,324,869
                                                  ===========

See accompanying notes.



                                 Santa Fe Financial Corporation
                                Consolidated Statements of Income
                                           (Unaudited)

                                             Three Months ended             Nine Months ended
                                                September 30                  September 30
                                             1997           1996           1997          1996
                                          ---------      ---------       ---------     ---------
Revenues:
  Equity in net income of Justice
   Investors                             $  755,033     $  630,553      $1,866,018    $1,304,101
  Dividend and interest income              193,328        172,404         649,344       397,125
  Investment gain (loss)                   (357,400)             -        (588,233)            -
  Other income                               43,393         28,176          99,745        85,400
                                          ---------      ---------       ---------     ---------
                                            634,354        831,133       2,026,874     1,786,626
                                          ---------      ---------       ---------     ---------

Costs and expenses:
  Litigation - GPG                           42,297        157,060         248,506       321,925
  General and administrative                161,706         87,912         475,133       310,762
  Professional and outside services          27,897         16,730         141,766        62,122
  Depreciation                                  972          1,962           2,914         5,885
                                          ---------      ---------       ---------     ---------
                                            232,872        263,664         868,319       700,694
                                          ---------      ---------       ---------     ---------


Income before income taxes
 and minority interest                      401,482        567,469       1,158,555     1,085,932

Income taxes                                141,000        249,000         429,000       456,000
                                          ---------      ---------       ---------     ---------
Income before minority interest             260,482        318,469         729,555       629,932

Minority interest                           134,869        129,681         318,769       254,593
                                          ---------      ---------       ---------     ---------

Net income                               $  125,613     $  188,788      $  410,786    $  375,339
                                          =========      =========       =========     =========

Net income per share                     $     0.20     $     0.30      $     0.64    $     0.61
                                          =========      =========       =========     =========
Weighted average shares
  outstanding                               638,019        638,019         638,019       614,698
                                          =========      =========       =========     =========
Dividends per Share                      $        -     $        -      $        -    $     0.25
                                          =========      =========       =========     =========

See accompanying notes.

                  Santa Fe Financial Corporation & Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                Nine Months ended September 30
                                                       1997           1996
                                                   -----------    -----------
Operating Activities
  Net income                                       $   410,786    $   375,339
  Adjustments to reconcile net income
   to net cash provided by (used in)
     operating activities:
    Equity in net income of limited partnership     (1,866,018)    (1,304,101)
    Minority interest                                  318,769         79,585
    Amortization of excess of market value
     over carrying value of investment                 (66,528)       (66,528)
    Depreciation                                         2,914          5,886
   Changes in operating assets and
     liabilities:
    Other current assets                                90,474         17,761
    Accounts payable and accrued expenses              (31,419)        45,127
    Income taxes payable                              (171,942)        28,997
                                                    ----------     ----------
Net cash used in operating activities               (1,312,964)      (817,934)
                                                    ----------     ----------

Investing Activities
  Cash distributions from limited partnership        1,224,601        941,220
  Purchase of investment securities                (16,105,176)    (6,563,983)
  Proceeds from sale of investment securities       15,212,627              -
  Purchases of other investments                      (490,203)             -
  Purchase of property, furniture and fixtures               -         (3,392)
                                                    ----------     ----------
  Net cash provided by investing activities           (158,151)    (5,626,155)
                                                    ----------     ----------

Financing Activities
  Proceeds from sale of common stock, net                    -      2,430,000
  Increase in amounts due securities broker          4,445,660              -
  Dividends paid                                      (133,295)      (137,003)
  Increase in notes receivable                               -       (100,000)
  Proceeds from receivable                              12,039         11,245
  Purchase of Portsmouth stock                        (187,938)             -
                                                    ----------     ----------
Net cash provided by
  financing activities                               4,136,466      2,204,242
                                                    ----------     ----------
Increase in cash and
  cash equivalents                                   2,665,351     (4,239,847)

Cash and cash equivalents at
  beginning of period                                  127,351      7,016,804
                                                    ----------     ----------
Cash and cash equivalents at end of period         $ 2,792,702    $ 2,776,957
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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, (Earnings per Share) which will be required to be adopted on December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal sources of revenue continue to be derived from the investment of its 65.2%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") in the Justice Investors limited partnership. Portsmouth has a 49.8% interest in the limited partnership which owns and leases a Holiday Inn in San Francisco, California. Portsmouth also serves as one of the two general partners of Justice Investors. Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:



                           JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET



                                                   September 30, 1997
                                                   ------------------
Assets
Total current assets                                   $1,325,082
Property, plant and equipment, net of
  accumulated depreciation of $10,496,135               6,068,037
Loan fees and deferred lease costs,
  net of accumulated amortization of $77,980              232,433
                                                        ---------
                                                       $7,625,552
                                                        =========

Liabilities and partners' capital
Total current liabilities                              $   72,171
Long-term debt                                          3,221,334
Partners' capital                                       4,332,047
Total liabilities and                                   ---------
  partners capital                                     $7,625,552
                                                        =========



                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

                              Three Months ended            Nine Months ended
                                 September 30                September 30
                             1997          1996           1997         1996
                           ---------     ---------      ---------    ---------
Revenues                  $1,780,605     $1,495,360    $4,543,178   $3,290,129
Costs and expenses           264,475        229,189       805,192      671,452
                           ---------      ---------     ---------    ---------
Net income                $1,516,130     $1,266,171    $3,737,986   $2,618,677
                           =========      =========     =========    =========


3. Litigation
   ----------

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

On February 22, 1995, a shareholders' derivative suit was filed against the Company, its directors and others challenging the private placement agreement. The complaint sought declaratory relief, rescission or reformation of the agreement, injunctive relief and unspecified general and punitive damages. During 1996, the court granted InterGroup summary judgment, which effectively disposed of rescission or reformation as a remedy in that action. Plaintiffs are currently seeking appellate review of the summary judgment.

On July 3, 1997, the Court of Appeal granted a petition for a writ of mandate brought by the director defendants which ordered the trial court to enter summary judgment in favor of those defendants. A petition for review of that decision was denied by the California Supreme Court on October 15, 1997. The Court of Appeal's decision disposed of the remaining liability claims in the action and relieved the Company from any potential liability for the payment of attorneys' fees to the derivative plaintiffs. The Court of Appeal's decision also confirmed that the director defendants properly exercised their business judgment.

After a final judgment is entered, the Company and its directors, as the prevailing parties, will be in a position to apply to the trial court for an award of attorneys' fees and costs against plaintiffs.

On May 30, 1996, Portsmouth was served with a personal injury action in the San Francisco Superior Court. The suit, which was filed on March 26, 1996, names more than 60 defendants, including the managing general partner of Justice Investors, and alleges injuries suffered as a result of exposure to asbestos-containing materials. The Complaint seeks an unspecified amount of damages including recovery for loss of income and medical expenses.
Portsmouth is being defended through its insurance carrier under a reservation of rights. On September 16, 1997, an order granting a motion for summary judgment was entered in favor of Portsmouth. At this time it not known whether plaintiff will seek appellate or other review of that order.


4. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its subsidiary, Portsmouth, based on management's estimate of the utilization of resources. During the nine months ended September 30, 1997, the Company and its subsidiary also made payments to InterGroup totaling $88,492 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its subsidiary's partnership asset.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Portsmouth and InterGroup and directs the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company has invested. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company. Two of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve on the Board of Portsmouth.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 65.2%-owned subsidiary, Portsmouth Square, Inc., in the Justice Investors limited partnership and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease with Holiday Inn, Inc., which was assumed by Bristol Hotel Company ("Bristol"), and from a lease with Evon Garage Corporation.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Comparison of results of operations for the three months ended September 30, 1997 to the three months ended September 30, 1996, shows a decrease in total revenues of 23.7% and that costs and expenses decreased 11.7%, income before taxes and minority interest decreased 29.3% and net income decreased 33.5%.

The 23.7% decrease in total revenues from $831,133 to $634,354 was primarily attributable to a 19.7% increase in partnership income from $630,553 to $755,033, a 12.1% increase in dividend and interest income from $172,404 to $193,328, offset by a $357,400 realized loss on investments. The increase in partnership income is primarily attributable to a 21.6% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $357,400 should be considered in the context that the Company had pre-tax unrealized gains on investments of $2,231,904 and pre-tax unrealized losses in the amount of $772,399 as of September 30, 1997. The net unrealized gain on investments of $1,076,979, after tax, is included in shareholders' equity.

The 11.7% decrease in costs and expenses from $263,664 to $232,872 is primarily attributable to a 73.1% decrease in litigation expenses, offset by a 83.9% increase in general and administrative expenses and a 66.7% increase in professional and outside service fees. The decrease in litigation expenses from $157,060 to $42,297 reflects a period of reduced activity in the GPG lawsuit when matters were pending on appeal. As a result, expenses incurred by the Company as a result of the litigation filed by GPG did not have as severe of an adverse impact on net income as they did in the third quarter of 1996. The increase in general and administrative expenses from $87,912 to $161,706 reflects higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The increase in professional and outside service fees from $16,730 to $27,897 is primarily attributable to the retention of a consultant by the Company's subsidiary to advise Portsmouth on certain operational and partnership matters as part of Portsmouth's more active role as a general partner in Justice Investors.

Effective April 28, 1997, Holiday Inns, Inc. merged with Bristol of Dallas, Texas, a publicly held company listed on the New York Stock Exchange. Bristol has agreed to assume and perform all of Holiday's obligations under the lease with the partnership and will continue to operate the hotel as a Holiday Inn or one of Holiday's related brands. The partnership and Bristol have made substantial improvements to the hotel property and further improvements are expected to be made in the future in an effort to achieve Select or Crowne Plaza status.

Nine Months Ended September 30, 1997 Compared to Nine Months
Ended September 30, 1996

Comparison of the results of operations for the first nine months of 1997 to the first nine months of 1996 shows a net increase in total revenues of 13.4% and that costs and expenses increased approximately 23.9%, income before taxes and minority interest increased approximately 6.7% and net income increased 6.7%.

The 13.4% net increase in total revenues from $1,786,626 to $2,026,874 was primarily due to a 43.1% increase in partnership income from $1,304,101 to $1,866,553, and a 63.5% increase in dividend and interest income from $397,125 to $649,344. The increase in partnership income is primarily attributable to a 48.7% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The realized loss on investments of $588,233 should be considered in the context that the Company had pre-tax unrealized gains on investments of $2,231,904 and pre-tax unrealized losses in the amount of $772,399 as of September 30, 1997. The net unrealized gain on investments of $1,076,979, after tax, is included in shareholders' equity.

The 23.9% increase in costs and expenses from $700,658 to $868,319 is primarily attributable to a 52.9% increase in general and administrative expenses, a 128.2% increase in professional and outside service fees, offset by a 22.8% decrease in the costs associated with the litigation brought by GPG. The increase in general and administrative expenses from $310,726 to $475,133 reflects higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset and increases in the salary of the Company's Chief Executive Officer. The increase in professional and outside service fees from $62,122 to $141,766 is primarily attributable to the retention of a consultant by the Company's subsidiary to advise Portsmouth on certain operational and partnership matters as part of Portsmouth's more active role as a general partner in Justice Investors and higher accounting, tax and audit fees.

Expenses incurred by the Company as a result of the litigation filed by GPG continued to adversely impact net income for the first nine months of 1997, although those expenses did decrease from $321,925 for the first nine months of 1996 to $248,506 for the first nine months of 1997 as a result of reduced activity in that action while matters were pending on appeal.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Bristol and a lease with Evon Garage Corporation. In addition to its monthly limited partnership distributions from Justice Investors, Portsmouth receives monthly management fees as a general partner. The Company also derives revenue from the investment of its cash and securities assets.

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

The Company has been diversifying its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of September 30, 1997, the Company had a net unrealized gain on investments of $1,076,979 after tax, which consists of pre-tax unrealized gains of $2,231,904 and pre-tax unrealized losses of $772,399.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

At September 30, 1997, the Company's current assets were $15,232,829 and it remains liquid with a current ratio of approximately 2.9 to 1 at the end of the quarter. Management believes the Company's capital resources are currently adequate to meet its short- and long-term obligations.


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

On July 3, 1997, the Court of Appeal, Fourth Appellate District, Division One of the State of California granted the director defendants' petition for a writ of mandate and directed the trial court to vacate its order denying the director defendants' motion for summary judgment and to enter a new order granting the motion. The Court of Appeal's decision became final on August 2, 1997; however, plaintiffs filed a petition for review to the California Supreme Court on August 12, 1997. That petition was denied by the Supreme Court on October 15, 1997.

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

After a final judgment is entered by the trial court, the Company and the director defendants, as the prevailing parties, will be in a position to apply for an award of attorneys' fees and costs against plaintiffs. Although it is unknown at this time how the court will ultimately rule on that issue, the

Company will vigorously seek recovery from plaintiffs of all expenses that it was forced to incur in defense of this action. The Court of Appeal's decision also relieves the Company of any potential liability for the payment of the attorneys' fees of the derivative plaintiffs.

 Item 4.  Submission of Matters to a Vote of Security Holders

On August 12, 1997, a Special Meeting of Shareholders was held in Los Angeles, California to consider and vote on a proposed amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Common Stock of the Company from 1,500,000 shares of Common Stock, $.10 par value, to 2,000,000 shares and to authorize 1,000,000 shares of Preferred Stock, $.10 par value. At that meeting, the proposed amendment was approved and ratified by a majority vote of the issued and outstanding Common Shares of the Company. A tabulation of that vote was previously set forth in Registrant's Form 10-QSB for the quarterly period ended June 30, 1997.

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

         (b) Registrant filed a report on Form 8-K dated July 3, 1997 which reported a decision by the California Court of Appeal granting a writ of mandate and ordering that summary judgment be entered in favor of the director defendants in a shareholders derivative suit filed against the Registrant. No financial statements were filed as part of that report.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
        (Registrant)

Date:    October 30, 1997

by /s/   John V. Winfield
----------------------------------
         John V. Winfield, President,
         Chairman of the Board and
         Chief Executive Officer


Date:    October 30, 1997

by /s/   L. Scott Shields
----------------------------------
         L. Scott Shields, Secretary,
         Treasurer and Chief
         Financial Officer