Form 10KSB
period 1997-12-31
SANTA FE FINANCIAL CORP
filed 1998-03-31
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1997

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _____ to _____

    Commission file number 0-6877


                       SANTA FE FINANCIAL CORPORATION
                       ------------------------------
                (Name of Small Business Issuer in Its Charter)

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          $.10 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

    Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $3,048,216.

    The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock sold on March 25, 1998 was $11,670,253.

The number of shares outstanding of issuers's $.10 Par Value Common Stock, as of March 13, 1997, was 638,019.


                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Proxy Statement for Annual Meeting of Shareholders to be held May 5, 1998 which is incorporated by reference into Part III, Items 9 through 12. The Company's definitive Proxy Statement will be filed within one hundred twenty (120) days of the end of the fiscal year covered by this Form 10-KSB pursuant to Regulation 14A.


                            TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                4

    Item  3.  Legal Proceedings.                                      6

    Item  4.  Submission of Matters to a Vote of Security Holders.    7

PART II

    Item  5.  Market For Common Equity and Related                    8
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       9
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            11

    Item  8.  Changes in and Disagreements With Accountants on        25
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and            26
              Control Persons; Compliance With Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 26

    Item 11.  Security Ownership of Certain Beneficial Owners and     26
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   26

    Item 13.  Exhibits, Financial Statement Schedules, and            26
              Reports on Form 8-K.

SIGNATURES                                                            35

                                PART I

Item 1.  Description of Business.

         (a) Business Development
             --------------------

Santa Fe Financial Corporation ("Santa Fe" or the "Company") was incorporated under the name of Tri Financial Corporation in the State of Nevada on July 25, 1967 as a wholly-owned subsidiary of Crateo, Inc, a public company. On October 31, 1969, Crateo issued a one-for-one stock dividend of all of its shares of Tri Financial to its common shareholders. On September 17, 1970, the name of the Corporation was changed to Santa Fe Financial Corporation.

Santa Fe was originally engaged in the leasing business. In 1970, through its wholly-owned subsidiary, Camall Trucking, Inc., Santa Fe entered the trucking industry. Camall Trucking eventually ceased operations, sold its equipment and merged into Santa Fe effective May 31, 1990.

From March 31, 1977 until July 31, 1993, Santa Fe was subject to an equity receivership established by the United States District Court for the Southern District of California in an action entitled Securities and Exchange Commission v. Walter Wencke, et al., Civil Action No. 76-0783-GT(M)("SEC v.Wencke"). The receivership was the result of a complaint filed by the SEC charging Walter Wencke and his associates with violations of the securities laws and did not involve bankruptcy proceedings. On July 29, 1993, the United States District Court entered a Final Order discharging Santa Fe from receivership effective July 31, 1993. As a result of the successful conclusion of that proceeding, all claims against Santa Fe were resolved and the Company emerged from receivership debt free.

Since 1988, the Company's principal source of revenue has been, and continues to be, derived from the investment of its 65.5%-owned subsidiary, Portsmouth, in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. There are approximately 91 limited partners in Justice Investors.

On December 31, 1997, the Company expanded its operations to include multifamily real property when it acquired a controlling 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland Village"), a 100-unit apartment complex located in Cincinnati, Ohio.


         (b) Business of Issuer
             ------------------

The Company's principal business is conducted through its subsidiary's general and limited partnership interest in Justice Investors. Justice Investors owns the land improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown.
The most significant income source is a lease between the partnership and Holiday Inns, Inc., ("Holiday"). Effective April 28, 1997, Holiday merged with Bristol Hotel Company ("Bristol"), of Dallas, Texas, a publicly held company listed on the New York Stock Exchange. Bristol has agreed to assume and perform all of Holiday's obligations under the lease with the partnership and will continue to operate the hotel as a Holiday Inn. In addition, the partnership derives income from its lease of the garage portion of the hotel to Evon. The Company also derives income from the investment of its cash and securities assets. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.

At year end, the Company expanded its operations to include multifamily real property through the acquisition of a controlling interest in a 100 unit apartment complex.

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


COMPETITION

The hotel enjoys a favorable year-round occupancy rate and is part of Holiday's worldwide reservation system. It was designed to Holiday's specifications to serve both business persons and tourists and caters to both individuals and tour groups. It also handles conference and meeting business, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel, garage and apartments are in a competitive position in their respective markets; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts to find ways to improve the physical condition of the hotel, garage and apartment properties to remain competitive.


EMPLOYEES

As of December 31, 1997, the Company had three full-time employees and two part-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2. Description of Property.

PROPERTIES

As of December 31, 1997, the Company's investments in real property consisted of its 49.8% interest in Justice Investors though its 65.5% owned subsidiary, Portsmouth, and its 55.4% owned subsidiary, Woodland Village.

San Francisco, California Hotel.

The San Francisco hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-storied, steel and concrete, A-frame building which contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a reservation desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

The property is subject to a first deed of trust securing a loan from Wells Fargo Bank. As of December 31, 1997, the principal balance on the note was $2,624,127. The loan provides for a maximum borrowing of $7.05 million and has the characteristics of a line of credit with certain decreasing maximum borrowings available at the end of each year. The major portion of the debt is carried at LIBOR plus 2% and there is a monthly adjustment to that rate. The remainder of the debt is carried at the prime rate and also adjusted monthly.

On March 15, 1995, Holiday entered into an amended and restated lease with Justice Investors with an effective date of January 1, 1995. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The tenant also has an option to renew the lease for one additional term of five years which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements.

The lease also required Holiday and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of December 31, 1997, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was substantially completed during 1997. It is anticipated that renovation of the lobby and other public areas will commence by the end of 1998 and further improvements are expected to be made in the future in an effort to achieve Select or Crowne Plaza status.

The hotel property is now managed by Bristol which, under the terms of the lease, is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. In the opinion of management the property is adequately covered by insurance.

The garage lease between the partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $21,750 per month. That lease expires in November 2010. The lessee is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ampco Parking pursuant to a sublease agreement with Evon.


Cincinnati, Ohio Apartment Complex

The Cincinnati property, owned by the Company's 55.4% subsidiary Woodland Village, is 100 unit apartment complex consisting of ten three-story buildings
on approximately 5.8 acres.   The apartment complex is of brick and aluminum
siding over wood frame construction and opened in 1970. The Company's equity interest in Woodland Village was acquired on December 31, 1997 at a cost of $858,600. For the year ended December 31, 1997, real estate property taxes were approximately $48,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The outstanding mortgage balance was $1,246,613 as of December 31, 1997 and the maturity date is July 1, 2004.

Woodland Village leases units in the apartment complex on a short-term basis, with no lease extending beyond one year. The effective rental rate per rental unit was approximately $6,400 for the year ended December 31, 1997 and the physical occupancy rate was approximately 85%. Woodland Village uses a third party management company, with national operations, to manage the property. In the opinion of management the property is adequately covered by insurance.


INVESTMENT POLICIES

The most significant real estate investment of the Company has been through its investment in Portsmouth. The Company will continue to explore ways to increase the value of that investment and to improve operations of the underlying asset. The Company has also invested in multifamily residential property through its controlling interest in Woodland Village.

The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company would plan to borrow funds to leverage its investment capital. The amount of this mortgage debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the project's projected cash flows to support the operations and debt service.

The Company has also invested in securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. The Company recently revised its securities investment policy guidelines to limit the percentage that may be invested in any one investment to approximately 10% of equity of the Company's investment portfolio. The Company will invest in securities price d above $5.00 a share of companies listed on the New York and American Stock Exchanges and the Nasdaq National Stock Market. Any variance from these guidelines must be obtained through prior approval of the Company's Securities Investment Committee.

Item 3.  Legal Proceedings.

On February 22, 1995, Guinness Peat Group plc and its wholly-owned subsidiary Allied Mutual Insurance Services Limited (collectively "GPG") filed a shareholders derivative suit in the Superior Court of the State of California for the County of San Diego (Case No. 685760) against the directors of Santa Fe, InterGroup and Santa Fe as a nominal defendant. The complaint alleged certain breaches of fiduciary duties by the directors in causing Santa Fe to enter into a December 20, 1994 Securities Purchase Agreement (the "Agreement") with InterGroup. That Agreement was ratified by the Board on December 27, 1994 after receipt and review of an appraisal and fairness opinion from an independent valuation expert.

The complaint sought declaratory relief, rescission or reformation of the Agreement, injunctive relief and unspecified general and punitive damages.
The director defendants requested indemnification from Santa Fe, including the advancement of costs for defense of the litigation to the full extent permitted by law, which was granted by the Company.

On April 14, 1995, the Superior Court granted motions by the director defendants and InterGroup requiring GPG to posts bonds to secure payment of their attorneys' fees should they prevail in the litigation. The required bonds, totaling $800,000, were posted by GPG.

On July 3, 1997, the Court of Appeal, Fourth Appellate District, Division One of the State of California granted the director defendants' petition for a writ of mandate and directed the trial court to vacate its prior order denying the director defendants' motion for summary judgment and to enter a new order granting the motion. The Court of Appeal's decision became final on August 2, 1997; however, plaintiffs filed a petition for review to the California Supreme Court on August 12, 1997. That petition was denied by the Supreme Court on October 15, 1997.

In its ruling, the Court of Appeal determined that the director defendants properly exercised their business judgment in connection with the Company entering into the Securities Purchase Agreement with InterGroup. That decision effectively disposed of the remaining liability claims brought by plaintiffs in this action. Previously, on December 31, 1996, the trial court entered a summary judgment in favor of InterGroup, ruling that there was no fraud in connection with that transaction. That summary judgment, including a subsequent award of attorneys' fees and costs in favor of InterGroup in the amount of $295,964, has been appealed by GPG.

As prevailing parties, the director defendants and the Company also made application to the Superior Court for recovery of the attorneys' fees and costs expended in their successful defense of this litigation. On March 13, 1998, the trial court confirmed a prior tentative ruling and granted the applications for attorneys's fees and costs in the total amount of
$936,025.97.   On March 23, 1998, a judgment was entered in favor of the
director defendants and the Company which made the award of costs and fees effective as of February 20, 1998. It is expected that GPG will appeal that award.


On May 30, 1996, the Company's 65.5%-owned subsidiary, Portsmouth, was served with a personal injury action entitled Taylor v. Raybestos-Manhattan et al., San Francisco Superior Court Case No. 977148. The suit, which was filed on March 26, 1996, named more than 60 defendants, including Evon Garage Corporation, and alleges injuries suffered as a result of exposure to asbestos-containing materials. Portsmouth and Evon Garage Corporation are named among the "premises defendants" as opposed to the "manufacturing/ distributing defendants." The complaint seeks an unspecified amount of damages including recovery for loss of income and medical expenses. Portsmouth is being defended through its insurance carrier under a reservation of rights. On September 16, 1997, the trial court granted Portsmouth's motion for summary judgment; however, a final judgment has not been entered to date.


Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of Registrant's fiscal year ended December 31, 1997.

                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

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


      1997                              High           Low
      ----                              ----           ----
First Quarter (1/1 to 3/31)            $26.50         $23.875
Second Quarter (4/1 to 6/30)            25.50          23.75
Third Quarter (7/1 to 9/30)             25.50          24.25
Fourth Quarter (10/1/12/31)             25.50          24.25



      1996                              High           Low
      ----                              ----           ----
First Quarter (1/1 to 3/31)            $28.00         $19.50
Second Quarter (4/1 to 6/30)            26.50          22.50
Third Quarter (7/1 to 9/30)             26.00          23.00
Fourth Quarter (10/1/12/31)             26.50          24.00



        (b) Holders
           -------
        As of March 13, 1998, there were 686 record holders of the common stock of Santa Fe with 638,019 shares issued and outstanding.

        (c) Dividends
           ---------
        On July 14, 1994, the Company established a regular semi-annual dividend in the amount of $.25 per common share to be paid April 1 and October 1 to shareholders of record as of March 1 and September 1. The first regular dividend was paid on April 1, 1995 and regular dividends continued to be paid through the first half of 1996. Faced with the tremendous costs inflicted on the Company by the litigation initiated by GPG, the Board of Directors, in July of 1996, elected to suspend payment of any dividends pending final resolution of the GPG action, at which time the Company will re-examine its dividend policy.


        (d) Recent Sales of Unregistered Securities
            ---------------------------------------

        On December 31, 1997, the Company issued 31,800 shares of newly-created 6% cumulative convertible voting preferred stock to InterGroup in exchange for a 55.4% equity interest in Woodland Village. Each share of preferred stock has a liquidation preference of $27.00 and is convertible into one share of restricted common stock of the Company at an exercise price of $27.00 per share, with an eight year conversion exercise period. The preferred stock has voting rights as if converted into common stock. This private offering transaction was valued at $858,600 and was exempt from registration under Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 65.5%-owned subsidiary, Portsmouth Square, Inc., in the Justice Investors limited partnership and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease with Holiday Inn, Inc., which was assumed by Bristol Hotel Company ("Bristol"), and from a lease with Evon Garage Corporation.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Comparison of operating results for the year ended December 31, 1997 to the year ended December 31, 1996 shows that net income increased 5.5%, resulting from a net increase in total revenues of 19.4%, partially offset by a 22.6% increase in costs and expenses.

The 19.4% net increase in total revenues from $2,552,060 to $3,048,216 was primarily due to a 37.7% increase in partnership income from $1,860,190 to $2,560,805, a 35% increase in dividend and interest income from $610,878 to
$824,525 and a 78.4% increase in other income from $113,506 to $202,502.   The
increase in partnership income is primarily attributable to a 37% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. The increase in dividend and interest income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. The increase in other income was primarily attributable to recovery on a claim filed with the California State Water Resources control Board in the amount of $70,800 and recovery on a bankruptcy claim.

The realized loss on investments of $539,615 should be considered in the context that the Company had pre-tax unrealized gains on investments of $1,662,839 and pre-tax unrealized losses in the amount of $1,350,007 as of year ended December 31, 1997. The net unrealized gain on investments of $187,269, after tax, is included in shareholders' equity. The realized loss on investments and the decline in unrealized gains is primarily attributable to the dramatic downturn in the Asian markets which had a strong ripple effect on the Company's investments. Management has used the downturn in the Asian markets to reposition the Company's securities portfolio in such a manner which it hopes will positively impact future results.

The 22.6% increase in costs and expenses from $959,406 to $1,176,706 is primarily attributable to an increase in general and administrative expenses from $419,187 to $597,389, an increase in professional and outside service fees from $92,137 to $175,270 and margin interest expenses of $134,298, offset by a decrease in the costs associated with the litigation brought by GPG. The increase in general and administrative expenses reflects higher administrative costs and direct and indirect costs associated with the management of the Company's investments, including its partnership asset. The increase in professional and outside service fees is primarily attributable to the retention of a consultant by the Company's subsidiary to advise Portsmouth on certain operational and partnership matters as part of Portsmouth's more active role as a general partner in Justice Investors and higher accounting, tax and audit fees.

Expenses incurred by the Company as a result of the litigation filed by GPG continued to adversely impact net income, although those expenses did decrease from $440,235 for the year ended December 31, 1996 to $265,863 for the ended December 31, 1997 as a result of reduced activity in that action while matters were pending on appeal.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Bristol and a lease with Evon
Garage Corporation.   The Company also derives revenue from the
investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. In February 1998, the general partners decided to continue monthly distributions at the higher monthly rate for another year. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased. In addition, Portsmouth received $557,760 as its share of a special distribution paid to the limited partners on December 10, 1997. That additional distribution was also clearly identified as special, and the limited partners were informed that there was no guarantee that such a distribution would continue, especially if the partnership was to participate financially in the future upgrading of the public areas of the hotel.

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of December 31, 1997, the Company had a net unrealized gain on investments of $187,269 after tax, which consists of pre-tax unrealized gains of $1,662,839 and pre-tax unrealized losses of $1,350,007.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

At December 31, 1997, the Company's current assets were $15,109,864. The Company remains liquid with a current ratio of approximately 2.5 to 1 at the end of the year. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

IMPACT OF INFLATION

Since the Company's primary source of revenue is from its subsidiary's 49.8% investment in Justice Investors, the impact of inflation on the Company should be viewed at the partnership level. As discussed above, partnership income is primarily dependent on lease revenues from Bristol. Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Bristol is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material. The impact of inflation on the Company's multifamily real estate is also not viewed by management as material.



Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                 12
Consolidated Balance Sheet - December 31, 1997                    13
Consolidated Statements of Income - Years Ended                   14
  December 31, 1997 and 1996
Consolidated Statements of Shareholders' Equity                   15
Consolidated Statements of Cash Flows - Years Ended               16
  December 31, 1997 and 1996
Notes to Consolidated Financial Statements                        17

                   Report of Independent Accountants

March 25, 1998


To the Board of Directors and
Shareholders of Santa Fe Financial Corporation

In our opinion, the accompanying consolidated balance sheet and the related statements of income, of cash flows, and changes in shareholders' equity present fairly, in all material respects, the financial position of the Santa Fe Financial Corporation and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of Santa Fe Financial Corporation for the year ended December 31, 1996 were audited by other independent accountants whose report dated February 21, 1997 expressed an unqualified opinion on those statements.


/s/ Price Waterhouse LLP


SANTA FE FINANCIAL CORPORATION

Balance Sheet
------------------------------------------------------------------------------

                                                         December 31, 1997
                                                         -----------------
Assets

  Cash and cash equivalents                                 $    382,021
  Restricted cash                                                129,264
  Investment in marketable securities                         14,438,617
  Investment in Justice Investors                              5,605,110
  Rental property                                              1,917,021
  Other investments                                              352,432
  Note receivables                                               275,888
  Other Assets                                                   356,663
                                                              ----------
    Total assets                                            $ 23,457,016
                                                              ==========



Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $  5,666,507
  Mortgage payable                                             1,246,613
  Accounts payable and accrued expenses                          223,044
  Other liabilities                                              233,621
                                                              ----------
    Total liabilities                                          7,369,785
                                                              ----------
  Minority interest                                            3,403,939
                                                              ----------

Commitments and contingencies

Shareholders' equity:
  6% Cumulative, convertible, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 31,800
    Liquidation preference of $858,600                             3,180
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    Issued and outstanding - 638,019                              63,802
  Additional paid-in-capital                                   8,807,942
  Unrealized gain on investment securities,
    net of deferred taxes                                        187,269
  Retained earnings                                            3,621,099
                                                              ----------
    Total shareholders' equity                                12,683,292
                                                              ----------

    Total liabilities and shareholders' equity              $ 23,457,016
                                                              ==========

See accompanying notes to financial statements.



SANTA FE FINANCIAL CORPORATION.

Statements of Income
------------------------------------------------------------------------------


                                                           Years ended
                                                           December 31,
                                                      1997            1996
                                                  -----------     -----------
Revenues
  Equity in net income of Justice Investors       $ 2,560,805     $ 1,860,190
  Dividend and interest income                        824,524         610,878
  Net investment losses                              (539,615)        (32,514)
  Other income                                        202,502         113,506
                                                    ---------       ---------
                                                    3,048,216       2,552,060
                                                    ---------       ---------

Costs and expenses
  Litigation                                          265,863         440,235
  General and administrative                          597,390         419,187
  Professional and outside services                   175,270          92,137
  Margin interest expense                             134,298               -
  Depreciation expense                                  3,885           7,847
                                                    ---------       ---------
                                                    1,176,706         959,406
                                                    ---------       ---------
Income before taxes and minority interest           1,871,510       1,592,654

Income taxes                                          831,993         671,494
                                                    ---------       ---------
Income before minority interest                     1,039,517         921,160

Minority interest                                     448,168         360,477
                                                    ---------       ---------
Net income                                         $  591,349      $  560,683
                                                    =========       =========
  Basic earnings per share                         $     0.93      $     0.90
                                                    =========       =========

  Dividends per share                              $        -             .25
                                                    =========       =========

  Weighted average number of shares outstanding       638,019         620,559
                                                    =========       =========

See accompanying notes to financial statements



SANTA FE FINANCIAL CORPORATION

Statement of Shareholders' Equity
-----------------------------------------------------------------------------------------------

             Preferred Stock          Common Stock
             -------------------------------------              Unrealized
             Shares               Shares            Additional  gain on
             out-                 out-              paid-in     marketable   Retained
             standing  Amount    standing  Amount   capital     securities   earnings    Total

------------------------------------------------------------------------------------
Balance at
December 31,
1995             -         -     548,019  $54,802  $5,856,137   $    -   $2,606,077  $ 8,517,016

Issuance
of common
stock                             90,000    9,000   2,421,000                          2,430,000

Net income                                                                  560,683      560,683

Dividends
paid                                                                       (137,010)    (137,010)

Increase in
unrealized
gain on
marketable
securities,
net of tax                                                      203,991

------------------------------------------------------------------------------------

Balance at
December 31,
1996               -         -   638,019   63,802   8,277,137   203,991   3,029,750   11,574,680


Issuance of
preferred
stock          31,800    3,180                        855,420                            858,600

Purchase and
retirement of
Portsmouth
Square,Inc.
stock                                              (324,615)                            (324,615)

Net income                                                                591,349        591,349

Decrease in
unrealized
gain on
marketable
securities,
net of tax                                                     (16,722)                  (16,722)

-----------------------------------------------------------------------------------
Balance at
December 31,
1997           31,800  3,180  638,019  $63,802   $8,807,942   $187,269   $3,621,099  $12,683,292

-----------------------------------------------------------------------------------


See accompanying notes to financial statements.


SANTA FE FINANCIAL CORPORATION

Statements of Cash Flows
------------------------------------------------------------------------------

                                                     For the years ended
                                                         December 31,
                                                   1997               1996
                                                -----------       -----------
Operating activities
Net income                                      $   591,349       $   560,683
Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of Justice Investors    (2,560,805)       (1,860,190)
    Minority interest                               448,168           360,477
    Amortization of excess of market value
      Over carrying value                           (88,706)          (88,706)
    Depreciation                                      3,885             7,847
    Loss on fixed asset disposal                        154                 -
    Net investment losses                           539,615            32,514
    Change in operating assets and liabilities:
      Notes receivables                              14,794            15,073
      Other assets                                  (80,338)         (156,968)
      Accounts payable and accrued expenses             808            33,526
      Other liabilities                               3,086            (3,063)
                                                 ----------        ----------
       Net cash used in operating activities     (1,127,990)       (1,098,807)


Investing activities
Cash distributions from Justice Investors         2,196,180         1,254,960
Purchase of investment securities               (31,338,454)      (11,692,895)
Purchase of other investments                      (400,000)                -
Proceeds from sales of investment securities     25,690,738         2,532,702
Purchases of property, furniture and equipment            -            (3,392)
Purchase of interest in Woodland Village, Inc.
  consolidation of cash balance at 12/31/97          25,599                 -
                                                 ----------         ---------
    Net cash used in investing activities        (3,825,937)       (7,908,625)
                                                 ----------         ---------

Financing activities
Increase in due to securities broker              5,666,507                -
Purchase and retirement of common stock            (324,615)               -
Proceeds from the issuance of common stock                -         2,430,000
Dividends paid                                            -          (137,010)
Dividends paid to minority shareholders of
  Portsmouth Square, Inc.                          (133,295)         (175,011)
                                                 ----------        ----------
    Net cash provided by financing activities     5,208,597         2,117,979
                                                 ----------         ---------
Net increase (decrease) in cash and
  cash equivalents                                  254,670        (6,889,453)
Cash and cash equivalents at the
  beginning of the year                             127,351         7,016,804
                                                 ----------        ----------
Cash and cash equivalents at end of year        $   382,021       $   127,351
                                                 ==========        ==========

Supplemental information
Income taxes paid, net of refunds               $   815,000       $   684,203
                                                 ==========        ==========
Margin interest paid                            $   134,298       $         -
                                                 ==========        ==========
Noncash activities
  Issuance of preferred stock in
    exchange for Woodland                       $   858,600       $         -
                                                 ==========        ==========


See accompanying notes to financial statements.


SANTA FE FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements
------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Santa Fe Financial Corporation's (the Company) operations have been primarily limited to partnership income from its investment in Justice Investors (see
Note 3) and income from various investment activities. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. (Woodland) from a related party (See Note 10), The InterGroup Corporation (InterGroup). Woodland's major asset is a 100-unit apartment complex located in Cincinnati, Ohio.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its 65.5% owned subsidiary, Portsmouth Square, Inc. (PSI), and its 55.4% owned subsidiary, Woodland Village, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of PSI was accounted for as a purchase and the assets and minority interest of PSI were recorded at their fair values. The Company's cost was less than its pro rata interest in the fair value of PSI's net assets by approximately $3.6 million. The excess of fair value over the allocated carrying amount of the investment in PSI is being amortized to other income over 40 years. The remaining unamortized amount at December 31, 1997 and 1996 was approximately $2.7 million and $2.8 million respectively.

The Company acquired Woodland on December 31, 1997 and accounted for the transaction under the purchase method of accounting. Therefore, Woodland's revenues and expenses for 1997 and 1996 are not included in the Company's consolidated statements of income. The December 31, 1997 balances of Woodland's asset and liability accounts are included in the consolidated balance sheet.


Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, repairs and replacements of the rental property, and tenant security deposits.

Investment in Marketable Securities

The Company has classified its portfolio of marketable investment securities as available-for-sale and reported it at fair value, as primarily determined by quoted market prices, with unrealized gains and losses, net of deferred taxes, reported in a separate component of shareholders' equity. Any unrealized gains or losses related to "naked" short positions are recognized in earnings in the current period. The Company borrows funds from securities brokers to purchase marketable securities under standard margin agreements.

The cost of securities sold is based on the first-in, first out basis. Realized gains and losses are included in net investment income losses. Interest on securities classified as available-for-sale is included in investment and interest income.

Rental Property

Rental property is stated at cost. Depreciation of rental property is provided on the straight-line method based upon estimated useful lives of five to forty years for buildings and improvements and five to ten years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

The carrying value of real estate is assessed regularly by management based on operating performance of the property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized.

Furniture and Fixtures

Furniture and fixtures are stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Revenue Recognition

During 1997 and 1996, the major source of the Company's revenue was its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California in which the Company's subsidiary, PSI, is both a limited and general partner. PSI and the Company account for the investment on the equity basis.

Earnings per Share

Effective December 31, 1997, the Company adopted a new accounting standard which replaces retroactively the presentation of primary earnings per share
(EPS) and fully diluted EPS. The new basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. As of December 31, 1997 and 1996, the Company did not have any potentially dilutive securities outstanding.

Accounting Standard on Impairment of Long-Lived Assets

During 1996, the Company adopted an accounting standard for the impairment of long-lived assets and for long-lived assets to be disposed of. This standard requires the Company to record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. There was no effect on the financial statements from the adoption of this standard.

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

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the asset and /or liability for deferred taxes.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.


NOTE 2 - INVESTMENT IN MARKETABLE SECURITIES

The following is a summary of the Company's investment in marketable securities:

                                        Gross          Gross
                                     Unrealized      Unrealized       Fair
                          Cost          Gains          Losses         Value
                       ----------    ----------      ----------     ---------
December 31, 1997
Equity securities     $11,511,052    $1,527,232    $(1,341,717)   $11,696,567
Mutual funds              634,431         7,955              -        642,386
Corporate bonds         1,827,369       127,406         (5,985)     1,948,790
Government debt
 securities               152,933           246         (2,305)       150,874
                       ----------     ---------      ---------     ----------
                      $14,125,785    $1,662,839    $(1,350,007)   $14,438,617
                       ==========     =========      =========     ==========



                                        Gross          Gross
                                     Unrealized      Unrealized       Fair
                          Cost          Gains          Losses         Value
                       ----------    ----------      ----------     ---------
December 31, 1996
Equity securities     $ 4,441,423    $  319,531    $   (89,176)   $ 4,671,778
Corporate bonds         4,277,232       135,981        (23,761)     4,389,452
Government debt
 securities               246,595           645         (2,450)       247,222
                       ----------     ---------      ---------     ----------
                      $ 8,965,250    $  456,157    $  (115,387)   $ 9,308,452
                       ==========     =========      =========     ==========


Gross realized gains and losses on sales of investments totaled $1,364,437 and $1,904,052 respectively, during the year ended December 31, 1997, and $126,062 and $158,576, respectively, during the year ended December 31, 1996. At December 31, 1997, the Company had short investment positions totaling approximately $1,863,000, all of which were covered by long positions.

The amortized cost and fair value of debt securities at December 31, 1997, by contractual maturity, are shown below:

                                                    Cost        Fair Value
                                                  ---------      ----------
 Due in one year or less                         $  738,822      $  794,313
 Due after one year through five years              291,389         292,740
 Due after five years through ten years             533,648         578,350
 Due after ten years                                416,443         425,261
                                                  ---------       ---------
                                                 $1,980,302      $2,099,664
                                                  =========       =========


NOTE 3 - INVESTMENT IN JUSTICE INVESTORS

The major source of revenue of PSI is its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, and in which PSI is both a limited and general partner. PSI records its investment on the equity basis. Condensed financial statements for Justice Investors are presented below.

                              CONDENSED BALANCE SHEETS

                                                             December 31,
                                                          1997         1996
                                                          ----         ----
Assets

Total current assets - Note A                          $  500,374   $  420,220
Property, plant and equipment, net of accumulated
 depreciation of $10,607,195 in 1997 and
 $10,188,059 in 1996                                    5,968,488    6,220,506
Loan fees and deferred lease costs, net of accumulated
 amortization of $85,741 in 1997 and $54,696 in 1996      224,671      255,716
                                                        ---------    ---------
                                                       $6,693,533   $6,896,442
                                                        =========    =========

Liabilities and partners' equity
Total current liabilities                              $  293,166   $  568,093
Long-term liabilities - Note B                          2,624,127    3,284,288
Partners' capital - Note C                              3,776,240    3,044,061
                                                        ---------    ---------
                                                       $6,693,533   $6,896,442
                                                        =========    =========


                         CONDENSED STATEMENTS OF OPERATIONS

                                                            December 31,
                                                         1997          1996
                                                         ----          ----
Revenues - Note A                                      $6,194,532   $4,758,778
Costs and expenses                                      1,052,354    1,023,457
                                                        ---------    ---------
 Net income                                            $5,142,178   $3,735,321
                                                        =========    =========

Note A - Revenues include $1,212,491 and $1,116,019 for the years ended December 31, 1997 and 1996, respectively, of garage rental income from the garage lessee who is also the managing general partner of Justice Investors.

Justice Investors and the hotel lessee entered into a new lease agreement effective January 1, 1995. The hotel lease provides for Justice Investors to receive 20% of hotel room revenue, as defined in the lease, or an annual minimum guaranteed rent of $2,500,000 plus 50% of available cash, as defined in the lease, and expires December 31, 2004, with a five-year renewal option. The parking garage lease for which revenue is based upon a percentage of parking receipts, expires on November 30, 2010.

Note B - During 1995, Justice Investors refinanced its long-term debt obligations. The long-term debt at December 31, 1997 and 1996 consists of a revolving, reducing line of credit agreement payable to Wells Fargo Bank. The line of credit is collateralized by a trust deed on land, hotel property and the Partnership's interest in hotel and garage leases. The line of credit agreement provides for maximum borrowings at December 31, 1997 of approximately $7,100,000 with an annual reduction of the maximum borrowings to approximately $4,500,000 at the December 31, 2004 maturity date and generally provides for interest at LIBOR plus 2% per annum (the annual rate on $4,000,000 of principal is guaranteed not to exceed 11.5%).

Note C - During each of the years ended December 31, 1997 and 1996, total annual distributions to partners amounted to approximately $4,410,000 and $2,520,000, respectively.


NOTE 4 - RENTAL PROPERTY

At December 31, 1997, rental property consisted of a 100-unit apartment complex named Woodland Apartments located in Cincinnati, Ohio and which is held by the Company's 55.4%-owned subsidiary Woodland. The property is accounted for at cost and includes the following:

                                            December 31,
                                               1997
                                            ------------

Investment in real estate:
  Land                                      $   283,476
  Buildings, improvements and equipment       2,920,653
  Accumulated depreciation on buildings,
    improvements and equipment               (1,287,108)
                                              ---------
                                             $1,917,021
                                              =========


NOTE 5 - DUE TO SECURITIES BROKER
Various securities brokers have advanced funds for the purchase of marketable securities under standard margin agreements. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on margin balances is based on the Federal Funds rate plus 0.875% (7.625% at December 31, 1997). The interest rate on cash or deposits is based on the Federal Funds rate less 0.5% (6.25% at December 31, 1997). The interest rate on interest rebates in connection with short positions is based on the Federal Funds rate less 0.375% (6.375% at December 31, 1997).

NOTE 6 - MORTGAGE NOTE PAYABLE

At December 31, 1997, the balance on Woodland's mortgage note payable was $1,246,613. The mortgage is collateralized by a trust deed on the apartment complex. Principal and interest payments of $11,133 are required monthly until maturity in July of 2004. The fixed interest rate on the loan is 9.25%. The annual principal payments on the mortgage note payable for the five-year period commencing January 1, 1998 are approximately as follows:

          Year ending December 31,
          ------------------------
                   1998                $    19,000
                   1999                     21,000
                   2000                     23,000
                   2001                     25,000
                   2002                     28,000
                Thereafter               1,131,000
                                         ---------
                            Total       $1,247,000
                                         =========




NOTE 7 - INCOME TAXES:

The Company and PSI file separate tax returns for both federal and state purposes. The provision for income taxes (primarily based on the operations of PSI), consist of the following:


                                                           Year ended
                                                           December 31,
                                                       1997            1996
                                                       ----            ----
 Federal
   Current                                         $  689,632      $  524,879
   Deferred (credit)                                  (53,883)         (9,848)
                                                    ---------       ---------
                                                      635,749         515,031
                                                    =========       =========

 State
   Current                                            207,398         157,061
   Deferred (credit)                                  (11,154)           (598)
                                                    ---------       ---------
                                                      196,244         156,463
                                                    ---------       ---------
                                                   $  831,993      $  671,494
                                                    =========       =========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                              Year ended
                                                             December 31,
                                                          1997         1996
                                                          ----         ----
  Statutory federal tax rate                              34.0%        34.0%
  State income taxes, net of federal tax benefit           6.9          6.5
  Operating losses for which no tax benefit is derived     1.7            -
  Other                                                    1.9          1.7
                                                         -----        -----
                                                          44.5%        42.2%
                                                          =====        =====

The components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                   December 31,
                                               1997            1996
                                               ----            ----
 Deferred tax assets
  Net operating loss carryforwards          $ 595,500       $ 479,800
  State income taxes                           70,515          53,345
  Capital loss carryforwards                  229,643          13,051
  Other miscellaneous differences               9,406          23,882
                                              -------         -------
 Gross deferred tax asset                     905,064         570,078
  Valuation allowance-deferred tax assets    (782,894)       (512,945)
                                              -------         -------
 Net deferred tax asset                     $ 122,170       $  57,133
                                              =======         =======
 Deferred tax liabilities
  Unrealized gain on marketable securities  $ 125,564       $ 136,777
                                              =======         =======

At December 31, 1997, the Company had net operating losses available for carryforward for federal and state income tax purposes of approximately $1,666,897 and $309,198, respectively. The federal income tax loss carryforward will begin expiring in 2004, unless previously utilized. In 1993, California reduced the carryover period allowed for utilization of net operating loss carryovers from 15 years to 5 years. Accordingly, the California tax loss carryforward began expiring in 1995. The realization of future benefits from net operating loss carryforwards may be limited under the Internal Revenue Code if certain cumulative changes occur in the Company's ownership. The Company has recorded a valuation allowance against those deferred tax assets which, in management's estimation, may not be realizable.


NOTE 8 - COMMITMENTS:

The Company has an operating lease agreement for office space through June 30, 1999. The agreement provides for an annual rent increase based on changes in the Consumer Price Index, not to exceed 5%. At December 31, 1997, minimal rental payments due under the lease are as follows:

           1998                $ 33,600
           1999                  16,900
                                -------
                               $ 50,500
                                =======

Rent expense for the years ended December 31, 1997 and 1996 totaled approximately $33,600 for each year.

NOTE 9 - SHAREHOLDERS' EQUITY

On August 12, 1997, shareholders approved an Amendment of the Company's Articles of Incorporation to increase the number of authorized shares to 3,000,000, which included 2,000,000 shares of common stock at $.10 par value and 1,000,000 shares of preferred stock at $.10 par value. The Amendment was filed with the Nevada Secretary of State on December 4, 1997.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock in exchange for a 55.4% interest in Woodland from InterGroup. The Preferred Stock has a liquidation preference of $27.00 per share. Each share of preferred stock is convertible into one share of restricted $.10 par value common stock at an exercise price of $27.00, with an eight year conversion exercise period. The preferred stock has voting rights as if converted into common stock.


NOTE 10 - RELATED PARTY TRANSACTIONS

As of December 31, 1997, InterGroup owned 38.6% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 41.6% of all outstanding voting stock. In addition, the chairman and president of InterGroup, who is also the Company's chairman and chief executive officer, owned 3.9% of the Company's outstanding common stock at December 31, 1997. During 1997, the Company purchased an interest in Woodland from InterGroup (See Note 1). At December 31, 1997, the Company had a receivable of $27,200 from InterGroup relating to this transaction. Certain costs and expenses of InterGroup are allocated to the Company and its subsidiary, PSI, based on InterGroup's management's estimate of the pro rata utilization of resources. In 1997, these expenses were approximately $149,000.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares to InterGroup. As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. During March 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted the applications for attorneys' fees and costs in the total amount of approximately $936,000. It is expected that the plaintiffs will appeal that award.

During 1996, the Company's subsidiary, PSI, was served with a personal injury action in the San Francisco Superior Court. The suit names more than 60 defendants, including the managing general partner of Justice Investors and alleges injuries suffered as a result of exposure to asbestos-containing materials. The complaint seeks an unspecified amount of damages. PSI's insurance carrier is defending PSI under a reservation of rights. During 1997, the trial court granted Portsmouth's motion for summary judgment; however a final judgment has not been entered to date. Management of the Company believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's consolidated financial position.

Item 8. Changes in Accountants.

(a)  Previous independent accountants

     (i) On January 26, 1998, Ernst & Young LLP indicated that it declined to stand for re-election as the independent accountants for Santa Fe.

     (ii) The reports of Ernst & Young LLP on the consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     (iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

     (iv) In connection with its audits for the two most recent fiscal years and through January 26, 1998, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     (v) During the two most recent fiscal years and through January 26, 1998, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     (vi) Ernst & Young LLP furnished the Company with a letter addressed to the SEC stating that it agreed with the above statements. A copy of such letter, dated January 28, 1998 was filed as Exhibit 16 to the Company's Form 8-K dated January 26, 1998.

(b)  New independent accountants

     (i) The Company engaged Price Waterhouse LLP as its new independent accountants as of January 26, 1998. During the two most recent fiscal years and through January 26, 1998, the Company has not consulted with Price Waterhouse LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Price Waterhouse LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

                             PART III

Item  9.  Directors, Executive Officers, Promoters and Control
Persons;                   Compliance With Section 16(a)of The Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Party Transactions.

The information for Part III, Items 9 through 12, are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1998, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.


Item 13.  Exhibits and Reports on Form 8-K.

     (a) Listing of Exhibits by Table Number
         -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

           Exhibit                                                 Page
           -------                                                 ----

   3.(i)  Articles of Incorporation                                 36
     (ii) Bylaws                                                    *

   4.     Instruments defining he rights of Security Holders,       *
          including indentures (see Articles of Incorporation and Bylaws)

   10.    Material Contracts
          (a) Securities Purchase Agreement dated December 20,      **
              1994 between Santa Fe Financial Corporation and
              The InterGroup Corporation

   21.    Subsidiaries:

          (1) Portsmouth Square, Inc. (65.5%)
              Incorporated on July 6, 1967 in California

          (2) Intergroup Woodland Village, Inc. (55.4%)
              Incorporated on August 5, 1993 in Ohio

   22.    Published report regarding matters
          submitted to vote of Security Holders -

              Proxy Statement for Annual Meeting of
              Shareholders to be held May 5, 1998, which will be filed with the Commission within one hundred twenty (120) days of the fiscal year pursuant to Regulation 14A

   27.    Financial Data Schedule

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


     (b) Reports on Form 8-K
         -------------------

Registrant filed the following Report on Form 8-K during the last quarter of the period covered by this report:

        Date of Earliest Event                  Items Reported
        ----------------------                  --------------

        December 4, 1997                        Acquisition of 55.4% equity
                                                interest in Intergroup
                                                Woodland Village Inc.



     (c) Financial Statements and Schedules Required by Regulation S-X
         -------------------------------------------------------------

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE

Independent Auditor's Report                                   28
Balance Sheets - December 31, 1997 and 1996                    29
Statements of Income and Partners' Capital - Years             30
  Ended December 31, 1997, 1996 and 1995
Statements of Cash Flows - Years Ended                         31
  December 31, 1997, 1996 and 1995
Notes to Financial Statements - December 31, 1997,             32
  1996 and 1995

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

                          COLLIER & MARKOWITZ
                      CERTIFIED PUBLIC ACCOUNTANTS
                  (SUCCESSORS TO AARON, BLUM & COLLIER)

                   235 MONTGOMERY STREET, SUITE 1049
                    SAN FRANCISCO, CALIFORNIA 94104
                           TEL (415) 982-7852
                           FAX (415) 982-1429

                            February 3, 1998

Managing General Partner
Justice Investors
(A Limited Partnership)
San Francisco, California

                   Independent Auditor's Report
                   ----------------------------

We have audited the accompanying balance sheets of Justice Investors ( A Limited Partnership) as of December 31, 1997, and 1996, and the related statements of income and partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ COLLIER AND MARKOWITZ
Certified Public Accounts

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 1997 and 1996
                       --------------------------

                                                       1997          1996
                                                       ----          ----
                                   ASSETS
                                   ------
Current assets
  Cash                                             $        -     $   28,990
  Rents receivable                                    465,751        355,195
  Prepaid expenses                                     34,623         36,035
                                                     --------       --------
       Total current assets                           500,374        420,220
                                                     --------       --------
Fixed assets
  Office equipment (net of accumulated
    depreciation of $2,936 in 1997 and
    $1,813 in 1996)                                     2,617          3,740
  Building and improvements (net of accumulated
    depreciation of $10,604,259 in 1997 and
    $10,186,246 in 1996)                            4,841,743      5,092,638
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            5,968,488      6,220,506
                                                    ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $81,310 in 1997 and $51,742 in 1996)            206,947        236,515
 Deferred lease costs (net of accumulated
   amortization of $4,431 in 1997 and
   $2,954 in 1996)                                     17,724         19,201
                                                    ---------      ---------
      Total other assets                              224,671        255,716
                                                    ---------      ---------
      Total assets                                $ 6,693,533    $ 6,896,442
                                                    =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses      $   86,916     $  358,428
  Rents received in advance                           206,250        208,333
  Accrued interest                                          -          1,332
                                                    ---------      ---------
      Total current liabilities                       293,166        568,093
Long-term liabilities
  Notes payable                                     2,624,127      3,284,288
                                                    ---------      ---------
      Total liabilities                             2,917,293      3,852,381
Commitment - Lease commission
Partners' capital                                   3,776,240      3,044,061
                                                    ---------      ---------
       Total liabilities and partners' capital     $6,693,533     $6,896,442
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                            JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

               Years Ended December 31, 1997, 1996 and 1995
               --------------------------------------------

                                         1997           1996          1995
                                         ----           ----          ----
Revenues
  Rental income
    Hotel                             $4,977,471     $3,634,109    $3,076,210
    Garage                             1,212,491      1,116,019     1,069,150
    Lobby and other                        2,400          8,650         4,200
                                       ---------      ---------     ---------
      Total rental income              6,192,362      4,758,778     4,149,560
  Interest income                          2,170              -         2,857
                                       ---------      ---------     ---------
      Total revenues                   6,194,532      4,758,778     4,152,417
                                       ---------      ---------     ---------

Expense
  Interest                               241,641        308,710       348,971
  Loan prepayment charge                       -              -        59,803
  Depreciation and amortization          450,181        374,206       266,927
  Lease commission                        49,776         36,341        55,888
  Property taxes                          41,428         40,306        39,507
  Repairs and maintenance                  3,208          1,500        20,254
  General and administrative -
    Administrative expenses              150,000        146,862       120,000
    Accounting fees                       10,263         13,152         7,943
    Audit and tax preparation             21,700         23,648        19,790
    Business taxes                        18,829         16,179        13,588
    Bank charges                           6,319          5,385         4,816
    Consultants                            2,210          4,615        16,685
    Franchise taxes                          800            800           800
    Insurance expense                     39,421         39,864        39,452
    Legal fees                            11,918         10,525        16,659
    Office expense and miscellaneous       4,660          1,364         5,191
                                       ---------      ---------     ---------
      Total expenses                   1,052,354      1,023,457     1,036,274
                                       ---------      ---------     ---------

Net income                             5,142,178      3,735,321     3,116,143

Partners' capital at beginning of
  year                                 3,044,061      1,828,740     1,232,597
Less distributions to partners        (4,409,999)    (2,520,000)   (2,520,000)
                                       ---------      ---------     ---------
Partners' capital at end of year      $3,776,240     $3,044,061    $1,828,740
                                       =========      =========     =========

The accompanying notes are an integral part of these financial statements.




                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)
                       STATEMENTS OF CASH FLOWS
              Years Ended December 31, 1997, 1996 and 1995
              --------------------------------------------
            Increase (Decrease) in Cash and Cash Equivalents

                                           1997          1996        1995
                                           ----          ----        ----
Cash flows from operating activities
  Cash received from tenants            $6,079,723   $4,834,649    $4,239,935
  Interest received                          2,170            -         3,572
  Interest paid                           (242,973)    (309,557)     (486,297)
  Deposits to mortgage escrow account            -            -       (10,414)
  Cash paid for other operating
    activities                            (349,956)    (369,911)     (294,967)
                                         ---------    ---------     ---------
     Net cash provided by operating
        activities                       5,488,964    4,155,181     3,451,829
                                         ---------    ---------     ---------
Cash flows from investing activities
  Capital expenditures                    (447,793)  (1,425,197)     (431,465)
                                         ---------    ---------     ---------
    Net cash used in
      investing activities                (447,793)  (1,425,197)     (431,465)
                                        ----------    ---------     ---------

Cash flows from financing actives
  Distributions to partners             (4,409,999)  (2,520,000)   (2,520,000)
  Proceeds from borrowing of long-
    term debt                            4,375,802    3,033,047     5,513,076
  Principal payments of long-term
    debt                                (5,035,964)  (3,568,734)   (6,107,075)
  Payments (advances)-garage lessee             -         1,491        30,196
                                       ----------    ----------    ----------
     Net cash used in financing
       activities                     (5,070,161)    (3,054,196)   (3,083,803)
Net decrease in cash and
  cash equivalents                       (28,990)      (324,212)      (63,439)
Cash and cash equivalents at
  beginning of year                       28,990        353,202       416,641
                                       ---------      ---------     ---------
Cash and cash equivalents at
end of year                           $        -     $   28,990    $  353,202
                                       ---------      ---------     ---------
Reconciliation of net income to net
  cash provided by operating
  activities
Net income                             $5,142,178    $3,735,321    $3,116,143
                                        ---------     ---------     ---------
Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation and amortization          450,181       374,206       266,927
   Rents receivable                      (110,556)       73,788      (115,875)
   Other receivables                            -             -        38,271
   Prepaid expenses                         1,412         2,264        10,128
   Accounts payable                         9,164       (31,634)       10,508
   Rents paid in advance                   (2,083)        2,083       206,250
   Interest payable                        (1,332)         (847)      (77,523)
   Lease deposits                               -             -        (3,000)
                                        ---------     ---------     ---------
                                          346,786       419,860       335,686
                                        ---------     ---------     ---------
Net cash provided by operating
  activities                           $5,488,964    $4,155,181    $3,451,829
                                        =========     =========     =========
Supplemental disclosures of cash
  flows information:
    Cash paid during the year for:
      Interest                         $ 242,973     $  309,557    $  486,297


The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1997, 1996 and 1995
                  -------------------------------

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

Rents Receivable
----------------
Management believes that all rents receivable as of December 31, 1997 and 1996, were fully collectible. Therefore, no allowance for doubtful accounts was recorded.

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

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1997, 1996 and 1995
                  --------------------------------

LONG-TERM DEBT
--------------
At December 31, 1997 and 1996, long-term debt consisted of the following:


                                                       1997          1996
                                                       ----          ----
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at LIBOR PLUS 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                          $2,200,000     $3,200,000


  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at prime rate per annum due December 31, 2004        424,127         84,288
                                                     ---------      ---------
                                                    $2,624,127     $3,284,288
                                                     =========      =========

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1996                                  7,290,567
  December 31, 1997                                  7,057,050
  December 31, 1998                                  6,796,678
  December 31, 1999                                  6,506,363
  December 31, 2000                                  6,182,662
  December 31, 2001                                  5,821,736
  December 31, 2002                                  5,419,302
  December 31, 2003                                  4,970,590
  December 31, 2004                                  4,470,275

Maturities of long-term debt for each of the next five years are as follows:

  1998                                              $
-
  1999                                                       -
  2000                                                       -
  2001                                                       -
  2002                                                       -
  Subsequent to 2002                                 2,624,127
                                                     ---------

$2,624,127
 =========

                        JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                  December 31, 1997, 1996 and 1995

                  --------------------------------


MINIMUM FUTURE RENTALS
----------------------
Minimum future rentals to be received on non-cancelable leases as of December 31, 1997 for each of the next five years and in the aggregate are:

  1998                                          $ 2,761,000
  1999                                            2,761,000
  2000                                            2,761,000
  2001                                            2,761,000
  2002                                            2,761,000
  Subsequent to 2002                              7,066,250
                                                 ----------
                                                $20,871,250
                                                 ==========


COMMITMENT - LEASE COMMISSION
-----------------------------
The Partnership was obligated to pay a lease commission of 2% of the rentals received under the primary lease of the hotel property for the initial 25-year term of the lease which expired on October 31, 1995. In addition, the Partnership is obligated to pay a lease commission of 1% of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2010.


RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                  1997      1996      1995
                                                  ----      ----      ----
  General partners                            $150,000   $146,862   $120,000
  Legal services                                11,918     10,525     16,659
                                               -------    -------    -------
                                              $161,918   $157,387   $136,659
                                               =======    =======   ========

The garage lessee, the managing general partner, paid the Partnership $1,212,491, $1,116,019 and $1,069,150 during 1997, 1996 and 1995, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 1997 and 1996 were $99,046 and $86,759, respectively. Accounts payable to general partners at December 31, 1997 and 1996 were $30,000 and $22,504.

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

                                      SANTA FE FINANCIAL CORPORATION


Date:  March 31, 1998              By /s/ John V. Winfield
       --------------                 ----------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 1998                  /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

Date: March 31, 1998                  /s/ L. Scott Shields
      --------------                  ---------------------------------------
                                      L. Scott Shields, Treasurer
                                      and Chief Financial Officer


Date: March 31, 1998                  /s/ John C. Love
      --------------                  ---------------------------------------
                                      John C. Love,
                                      Director


Date: March 31, 1998                  /s/ William J. Nance,
      --------------                  ---------------------------------------
                                      William J. Nance,
                                      Director