Form 10KSB/A
period 1997-12-31
SANTA FE FINANCIAL CORP
filed 1998-04-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-KSB/A
                               AMENDMENT NO.1


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

The number of shares outstanding of issuers's $.10 Par Value Common Stock, as of March 13, 1997, was 638,019.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants-Price Waterhouse LLP            12
Report of Ernst & Young LLP, Independent Auditors                 12(a)
Consolidated Balance Sheet - December 31, 1997                    13
Consolidated Statements of Income - Years Ended                   14
  December 31, 1997 and 1996
Consolidated Statements of Shareholders' Equity                   15
Consolidated Statements of Cash Flows - Years Ended               16
  December 31, 1997 and 1996
Notes to Consolidated Financial Statements                        17

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


/s/ Price Waterhouse LLP
       12(a)

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders
Santa Fe Financial Corporation

We have audited the accompanying statement of income, shareholders' equity and cash flows for the year ended December 31, 1996 of Santa Fe Financial Corporation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1996 of Santa Fe Financial Corporation, in conformity with generally accepted accounting principles.


                                                       /s/ ERNST & YOUNG LLP


San Diego, California
February 21, 1997


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


             ------------------------------------------------------------------------------------
Balance at
December 31,
1995             -         -     548,019  $54,802  $5,856,137   $    -   $2,606,077  $ 8,517,016

Issuance
of common
stock                             90,000    9,000   2,421,000                          2,430,000

Net income                                                                  560,683      560,683

Dividends
paid                                                                       (137,010)    (137,010)
Increase in
unrealized
gain on
marketable
securities,
net of tax                                                      203,991                  203,991


            ------------------------------------------------------------------------------------

Balance at
December 31,
1996               -         -   638,019   63,802   8,277,137   203,991   3,029,750   11,574,680


Issuance of
preferred
stock          31,800    3,180                        855,420                            858,600

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


SANTA FE FINANCIAL CORPORATION

Statements of Cash Flows
------------------------------------------------------------------------------

                                                     For the years ended
                                                         December 31,
                                                   1997               1996
                                                -----------       -----------
Operating activities
Net income                                      $   591,349       $   560,683
Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of Justice Investors    (2,560,805)       (1,860,190)
    Minority interest                               448,168           360,477
    Amortization of excess of market value
      Over carrying value                           (88,706)          (88,706)
    Depreciation                                      3,885             7,847
    Loss on fixed asset disposal                        154                 -
    Net investment losses                           539,615            32,514
    Change in operating assets and liabilities:
      Other assets                                  (80,338)         (156,968)
      Accounts payable and accrued expenses             808            33,526
      Other liabilities                               3,086            (3,063)
                                                 ----------        ----------
       Net cash used in operating activities     (1,142,784)       (1,113,880)


Investing activities
Cash distributions from Justice Investors         2,196,180         1,254,960
Purchase of investment securities               (31,338,454)      (11,692,895)
Purchase of other investments                      (400,000)                -
Proceeds from sales of investment securities     25,690,738         2,532,702
Purchases of property, furniture and equipment            -            (3,392)
Purchase of interest in Woodland Village, Inc.
  consolidation of cash balance at 12/31/97          25,599                 -
                                                 ----------         ---------
    Net cash used in investing activities        (3,825,937)       (7,908,625)
                                                 ----------         ---------

Financing activities
Increase in due to securities broker              5,666,507                -
Purchase and retirement of common stock            (324,615)               -
Notes receivables                                    14,794            15,073
Proceeds from the issuance of common stock                -         2,430,000
Dividends paid                                            -          (137,010)
Dividends paid to minority shareholders of
  Portsmouth Square, Inc.                          (133,295)         (175,011)
                                                 ----------        ----------
    Net cash provided by financing activities     5,223,391         2,133,052
                                                 ----------         ---------
Net increase (decrease) in cash and
  cash equivalents                                  254,670        (6,889,453)
Cash and cash equivalents at the
  beginning of the year                             127,351         7,016,804
                                                 ----------        ----------
Cash and cash equivalents at end of year        $   382,021       $   127,351
                                                 ==========        ==========

Supplemental information
Income taxes paid, net of refunds               $   815,000       $   685,003
                                                 ==========        ==========
Margin interest paid                            $   134,298       $         -
                                                 ==========        ==========
Noncash activities
  Issuance of preferred stock in
    exchange for Woodland                       $   858,600       $         -
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
                       ==========     =========      =========     ==========



                                        Gross          Gross
                                     Unrealized      Unrealized       Fair
                          Cost          Gains          Losses         Value
                       ----------    ----------      ----------     ---------
December 31, 1996
Equity securities     $ 4,441,423    $  319,531    $   (89,176)   $ 4,671,778
Corporate bonds         4,279,664       135,981        (23,761)     4,391,884
Government debt
 securities               246,595           645         (2,450)       244,790
                       ----------     ---------      ---------     ----------
                      $ 8,967,682    $  456,157    $  (115,387)   $ 9,308,452
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
                                                    =========       =========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                              Year ended
                                                             December 31,
                                                          1997         1996
                                                          ----         ----
  Statutory federal tax rate                              34.0%        34.0%
  State income taxes, net of federal tax benefit           6.9          6.5
  Operating losses for which no tax benefit is derived     1.7            -
  Other                                                    1.9          1.7
                                                          ----         ----
          Effective tax rate                              44.5%        42.2%
                                                          ====         ====

The components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                   December 31,
                                               1997            1996
                                               ----            ----
 Deferred tax assets
  Net operating loss carryforwards          $ 595,500       $ 479,800
  State income taxes                           70,515          53,345
  Capital loss carryforwards                  229,643          13,051
  Other miscellaneous differences               9,406          23,882
                                              -------         -------
 Gross deferred tax asset                     905,064         570,078
  Valuation allowance-deferred tax assets    (782,894)       (512,945)
                                              -------         -------
 Net deferred tax asset                     $ 122,170       $  57,133
                                              =======         =======
 Deferred tax liabilities
  Unrealized gain on marketable securities  $ 125,564       $ 136,777
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
                                -------
                               $ 50,500
                                =======

Rent expense for the years ended December 31, 1997 and 1996 totaled approximately $33,600 and $35,000 respectively.

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

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SANTA FE FINANCIAL CORPORATION


Date:  April 1, 1998               By /s/ John V. Winfield
       --------------                 ----------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 1, 1998                   /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

Date: April 1, 1998                   /s/ L. Scott Shields
      --------------                  ---------------------------------------
                                      L. Scott Shields, Treasurer
                                      and Chief Financial Officer


Date: April 1, 1998                   /s/ John C. Love
      --------------                  ---------------------------------------
                                      John C. Love,
                                      Director


Date: April 1, 1998                   /s/ William J. Nance,
      --------------                  ---------------------------------------
                                      William J. Nance,
                                      Director