Form 10QSB
period 1998-03-31
SANTA FE FINANCIAL CORP
filed 1998-05-15
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1998


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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 638,019 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 8, 1998.

   Transitional Small Business Disclosure Format (check one):  Yes    No X

                                 INDEX

                     SANTA FE FINANCIAL CORPORATION




PART I FINANCIAL INFORMATION                                          PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--March 31, 1998 (Unaudited)              3

    Consolidated Statement of Income (Unaudited)--Three Months          4
    ended March 31, 1998 and 1997

    Consolidated Statement of Cash Flows (Unaudited)--
    Three Months ended March 31, 1998 and 1997                          5

    Notes to Consolidated Financial Statements -March 31, 1998          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                            11

  Item 4. Submission of Matters to a Vote of Security Holders          11

  Item 5. Other Information                                            12

  Item 6. Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                             12

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                Santa Fe Financial Corporation and Subsidiaries
                          Consolidated Balance Sheet
                                (Unaudited)

                                                            March 31,
                                                              1998
                                                         -------------
Assets
  Cash and cash equivalents                               $    184,404
  Restricted cash                                               88,458
  Investment in marketable securities                       17,791,506
  Investment in Justice Investors                            5,829,114
  Investment in rental property                              1,907,594
  Other investments                                            625,000
  Note receivable                                              110,268
  Other assets                                                 287,151
                                                            ----------
Total assets                                              $ 26,823,495
                                                            ==========


Liabilities and Shareholders' Equity

Liabilities
  Due securities broker                                   $  7,196,135
  Mortgage payable                                           1,242,007
  Accounts payable and accrued expenses                        223,586
  Other liabilities                                            902,167
                                                            ----------
Total liabilities                                            9,563,895
                                                            ----------

Minority interest                                            3,426,697
                                                            ----------
Commitments and contingencies

Shareholders' equity:
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 31,800
   Liquidation preference of $858,600                            3,180
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued and outstanding - 638,019                             63,802
  Additional paid-in capital                                 8,807,941
  Unrealized gain on investment securities,
   net of deferred taxes                                       956,194
  Retained earnings                                          4,001,786
                                                           -----------
Total shareholders' equity                                  13,832,903
                                                           -----------
Total liabilities & shareholders' equity                  $ 26,823,495
                                                           ===========

See accompanying notes to consolidated financial statements.

                 Santa Fe Financial Corporation and Subsidiaries
                       Consolidated Statement of Income
                                  (Unaudited)

                                               Three Months ended March 31,
                                                  1998              1997
                                                 ------            ------
Revenues:
  Equity in net income of Justice
   Investors                                  $  606,400         $  499,712
  Dividend and interest income                   161,030            195,242
  Net investment gain                            393,677                  -
  Rental income                                  126,144                  -
  Other income                                    28,176             28,176
                                               ---------          ---------
                                               1,315,427            723,130
                                               ---------          ---------
Costs and expenses:
  Litigation - GPG                                20,275            149,945
  General and administrative                     158,390            159,162
  Professional and outside services               79,652             83,499
  Property operating expenses                    104,904                  -
  Margin interest expense                        127,375                  -
  Mortgage interest expense                       32,876                  -
  Depreciation                                    26,967                971
                                               ---------          ---------
                                                 550,439            393,577
                                               ---------          ---------
Income before income taxes
 and minority interest                           764,988            329,553

Income taxes                                     275,800            129,000
                                               ---------          ---------
Income before minority interest                  489,188            200,553

Minority interest                                108,498             83,691
                                               ---------          ---------

Net income                                    $  380,690         $  116,862
                                               =========          =========

Basic earnings per share                      $     0.60         $     0.18
                                               =========          =========
Weighted average shares
  outstanding                                    638,019            638,019
                                               =========          =========
Diluted earnings per share:                   $     0.57         $     O.18
                                               =========          =========
Diluted weighted average shares
  outstanding                                    669,819            638,019
                                               =========          =========

Dividends per share                           $        -         $        -
                                               =========          =========

Comprehensive income:
  Net income                                  $  380,690         $  116,862
  Unrealized gains on securities:
   Unrealized holding gains arising
    during period, net of taxes                  768,925                  -
                                               ---------          ---------
Comprehensive income                          $1,149,615         $  116,862
                                               =========          =========

See accompanying notes to consolidated financial statements

                 Santa Fe Financial Corporation & Subsidiaries
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                  Three Months ended March 31
                                                       1998           1997
                                                   -----------    -----------
Operating activities
  Net income                                      $    380,690   $    116,862
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Equity in net income of Justice Investors         (606,400)      (499,712)
    Minority interest                                  108,498         83,691
    Amortization of excess of market value
      over carrying value of investment                (22,176)       (22,176)
    Depreciation                                        26,967            972
    Changes in operating assets and liabilities:
     Other assets                                       70,878         64,615
     Accounts payable and accrued expenses             153,513        124,981
     Income taxes payable                                    -         50,858
                                                    ----------     ----------
Net cash provided by (used in) operating
 activities                                            111,970        (79,909)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors            418,320        387,961
  Changes in restricted cash                            40,806              -
  Purchase of Portsmouth Square stock                  (36,133)             -
  Purchase of investment securities                (13,645,687)    (5,456,569)
  Purchase of other investments                       (275,000)             -
  Proceeds from sale of investment securities       11,577,297      5,335,589
  Purchase of property, furniture and fixtures         (16,475)             -
                                                    ----------     ----------
Net cash (used in) provided by investing
 activities                                         (1,936,872)       266,981
                                                    ----------     ----------

Financing activities
  Increase in due securities broker                  1,529,628              -
  Decrease in notes receivable                         165,620          3,941
  Decrease in mortgage payable                          (4,606)             -
  Dividends paid to minority shareholders
   of Portsmouth Square                                (63,357)       (67,311)
  Purchase and retirement of Portsmouth
   common stock                                              -        (46,377)
                                                    ----------     ----------
Net cash provided by (used in)
 financing activities                                1,627,285       (109,747)
                                                    ----------     ----------
Net (decrease) increase in cash and
 cash equivalents                                     (197,617)        77,325
                                                    ----------     ----------
Cash and cash equivalents at beginning of year         382,021        127,351
                                                    ----------     ----------
Cash and cash equivalents at end of period        $    184,404   $    204,676
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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1997.

The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principals Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect the adoption of SFAS No. 129 to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS effective for the financial reporting period ended March 31, 1998.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The Company does not expect the adoption of SFAS No. 131 to have a material effect on its financial position or results of operations.

2.  Investment in Justice Investors
    -------------------------------

The Company's principal sources of revenue continue to be derived from the investment of its 65.7%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") in the Justice Investors limited partnership. Portsmouth has a 49.8% interest in the limited partnership which owns and leases a Holiday Inn in San Francisco, California. Portsmouth also serves as one of the two general partners of Justice Investors. Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:


                          JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET

                                                          March 31, 1998
                                                          --------------
Assets
Total current assets                                      $  542,818
Property, plant and equipment, net of
  accumulated depreciation of $10,496,135                  5,870,418
Loan fees and deferred lease costs,
  net of accumulated amortization of $93,501                 216,911
                                                           ---------
                                                          $6,630,147
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   96,258
Long-term debt                                             2,379,978
Partners' capital                                          4,153,911
Total liabilities and                                      ---------
  partners' capital                                       $6,630,147
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


                                    Three Months ended
                                         March 31,
                                    1998           1997
                                 ---------      ----------
Revenues                         $1,495,605     $1,209,103
Costs and expenses                  277,934        264,704
                                  ---------      ---------
Net income                       $1,217,671     $  944,399
                                  =========      =========


3. Rental Property

On December 31, 1997, the Company acquired a 55.4% controlling interest in InterGroup Woodland Village, Inc. ("Woodland"). Woodland's major asset is a 100-unit apartment complex named Woodland Village Apartments located in Cincinnati, Ohio. The rental property is accounted for at cost and includes the following.



                                                March 31, 1998
                                                --------------
Investment in real estate:
  Land                                           $   283,476
  Buildings, improvements and equipment            2,937,129
  Accumulated depreciation on buildings,
   improvements and equipment                     (1,313,011)
                                                   ---------
                                                 $ 1,907,594
                                                   =========


4. Commitments and Contingencies
   -----------------------------

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares to The InterGroup Corporation ("InterGroup"). As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. On March 23, 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted their applications for attorneys' fees and costs in the total amount of approximately $936,000. On April 17, 1998, the plaintiffs filed an appeal from that award.

During 1996, the Company's subsidiary, Portsmouth, was served with a personal injury action in the San Francisco Superior Court. The suit named more than 60 defendants, including the managing general partner of Justice Investors and alleges injuries suffered as a result of exposure to asbestos-containing materials. The complaint sought an unspecified amount of damages. Portsmouth was defended by an insurance carrier under a reservation of rights. During 1997, the trial court granted Portsmouth's motion for summary judgment, which became final on April 13, 1998. To date, no appeal from that judgment has been taken. Management believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's consolidated financial position.


5. Related Party Transactions
   --------------------------

As of March 31, 1998, InterGroup owned 43.1% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 45.8% of all outstanding voting stock. In addition, the chairman and president of InterGroup, who is also the Company's chairman and chief executive officer, owned 3.9% of the Company's outstanding common stock as of March 31, 1998. During 1997, the Company purchased a controlling 55.4% interest in Woodland from InterGroup (See Note 3). In exchange for that interest in Woodland, the Company issued to InterGroup 31,800 shares of 6% cumulative, convertible, voting preferred stock. InterGroup has notified the Company that it has elected to forego any dividend payments on the preferred stock for the first six months of 1998.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its subsidiary, Portsmouth, based on management's estimate of the pro rata utilization of resources. During the three months ended March 31, 1998, the Company and its subsidiary also made payments to InterGroup totaling $31,268 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its subsidiary's partnership asset.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Portsmouth and InterGroup and directs the investment activity of those companies. Effective April 1, 1998, an employee of InterGroup was assigned to manage the portfolios of the Company and Portsmouth in consultation with Mr. Winfield. The Company and Portsmouth reimburse InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company. All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below and in the Company's Form 10-KSB for the year ended December 31, 1997, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue are derived from the investment of its 65.7%-owned subsidiary, Portsmouth, in the Justice Investors limited partnership, income received from investment of its cash and securities assets and from rental income derived from its multifamily real property investment. The partnership derives most of its income from a lease with Holiday Inn, Inc., which was assumed by Bristol Hotel Company ("Bristol"), and from a lease with Evon Garage Corporation.

Three Months Ended March 31, 1998 Compared to Three Months
Ended March 31, 1997

Comparison of operating results for the three months ended March 31, 1998 to the three months ended March 31, 1997, shows that net income increased 225.8%, resulting from a 81.9% increase in total revenues, partially offset by a 39.8% increase in costs and expenses.

The 81.9% increase in total revenues from $723,130 to $1,315,427 was primarily attributable to a 21.3% increase in partnership income from $499,712 to $606,400, a net investment gain of $383,677 and rental income in the amount of $126,144 from the Company's investment in multifamily real property. The increase in partnership income is primarily attributable to a 29.1% increase in hotel rental income as a result of both higher occupancy rates and an increase in the average daily room rate. Net investment income reflects management's efforts to diversify the Company's investments to provide for an overall higher yield. As of March 31, 1998, the Company also had pre-tax unrealized gains on investments of $2,450,730 and pre-tax unrealized losses in the amount of $1,072,838. The net unrealized gain on investments of $956,194 after tax, is included in shareholders' equity.

The 39.8% increase in costs and expenses from $393,577 to $550,439 is primarily attributable to margin interest expenses associated with the Company's investing activities and operating expenses, mortgage interest and depreciation associated with Company's multifamily real property, which were not incurred by the Company during the first quarter of 1997. The increase in costs and expenses was partially offset by a decrease in the amount of attorney's fees and costs associated with the litigation filed by GPG from $149,945 to $20,275 and modest decreases in general and administrative expenses and professional and outside service fees. The decrease in litigation costs reflects reduced activity in the GPG litigation during the first quarter of 1998 as that litigation is successfully winding down.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Bristol and a lease with Evon
Garage Corporation.   The Company also derives revenue from the investment of
its cash and securities assets and from its investment in multifamily real property.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. In February 1998, the general partners decided to continue monthly distributions at the higher monthly rate for another year. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased, especially if the partnership was to participate financially in the future upgrading of the public areas of the hotel.

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of March 31, 1998, the Company had a net unrealized gain on investments of $956,194 after tax, which consists of pre-tax unrealized gains of $2,450,730 and pre-tax unrealized losses of $1,072,838.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

As of March 31, 1998, the Company's current assets were $18,087,657. The Company remains liquid with a current ratio of approximately 2.2 to 1 at the end of the quarter. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.



PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Guinness Peat Group plc and its subsidiary, Allied Mutual Insurance Services Limited ("plaintiffs") had filed a shareholders derivative suit against certain directors of the Company, InterGroup and the Company as a nominal defendant in the Superior Court of the State of California, County of San Diego, Case No. 685760. On March 23, 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted their applications for attorneys' fees and costs in the total amount of $936,026. On April 17, 1998, the plaintiffs filed an appeal of that award.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 5, 1998, at he Park Hyatt Hotel in Los Angeles, California. At that meeting all of management's nominees, John V. Winfield, John C. Love and William J.
Nance, were elected Directors of Santa Fe to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1998. A tabulation of the votes is as follows:

Proposal (1) - Directors:         Votes for    Against    Abstained
                                  ---------    -------    ---------
  John V. Winfield                 536,644         -         790

  John C. Love                     536,884         -         550

  William J. Nance                 536,644         -         790

Proposal (2) - Accountants:
  Price Waterhouse LLP             536,814       150         470

Item 5.   Other Information

On May 5, 1998, the Board of Directors of the Company approved a two-for-one stock split of the Company's $.10 par value Common Stock in the form of a stock dividend. The Stock dividend will be paid on June 15, 1998 to shareholders of record as of May 22, 1998. Once effectuated, the payment of the stock dividend will increase the number of the Company's issued and outstanding shares of Common Stock from 638,019 to 1,276,038.


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant filed the following reports on Form 8-K during the period covered by this report:


        Date of Earliest Event                  Items Reported
        ----------------------                  --------------

         January 26, 1998                Changes in Registrants's certifying
                                         accountant from Ernst & Young LLP to
                                         Price Waterhouse LLP.

         March 2, 1998                   Resignation of Director of Registrant
                                         and appointment of John C. Love as
                                         Director.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SANTA FE FINANCIAL CORPORATION
                                                       (Registrant)

Date: May 12, 1998                            by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date: May 12, 1998                           by /s/   L. Scott Shields
                                                -----------------------------
                                                L. Scott Shields, Treasurer
                                                and Chief Financial Officer