Form 10QSB
period 1998-06-30
SANTA FE FINANCIAL CORP
filed 1998-08-17
CIK 86759

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1998


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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,276,038 shares of issuer's $.10 Par Value Common Stock were outstanding as of August 10, 1998.

   Transitional Small Business Disclosure Format (check one):  Yes    No X

                                 INDEX

                     SANTA FE FINANCIAL CORPORATION
                            AND SUBSIDIARIES



PART I FINANCIAL INFORMATION                                          PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--June 30, 1998 (Unaudited)               3

    Consolidated Statements of Income (Unaudited)--Three Months
    ended June 30, 1998 and 1997 and for the Six Months ended
    June 30, 1998 and 1997                                              4

    Consolidated Statement of Cash Flows (Unaudited)--
    Six Months ended June 30, 1998 and 1997                             5

    Notes to Consolidated Financial Statements---June 30, 1998          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                            12

  Item 4. Submission of Matters to a Vote of Security Holders          12

  Item 5. Other Information                                            13

  Item 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                             13

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SANTA FE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)


                                                            JUNE 30,
                                                              1998
                                                         -------------
ASSETS
  Cash and cash equivalents                               $  2,242,481
  Restricted cash                                               71,731
  Investment in marketable securities                        6,278,128
  Investment in Justice Investors                            6,309,043
  Investment in rental property                              1,919,714
  Other investments                                            652,431
  Note receivable                                              105,968
  Other assets                                                 285,697
                                                            ----------
Total assets                                              $ 17,865,193
                                                            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due securities broker                                   $          -
  Mortgage payable                                           1,237,294
  Accounts payable and accrued expenses                        226,387
  Other liabilities                                             37,387
                                                            ----------
Total liabilities                                            1,501,068
                                                            ----------
Minority interest                                            3,464,516
                                                            ----------
Commitments and contingencies

Shareholders' equity:
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued and outstanding - 1,276,038                          127,604
  Additional paid-in capital                                 8,807,941
  Retained earnings                                          3,252,183
  Unrealized gain on investment securities,
   net of deferred taxes                                       705,521
                                                           -----------
Total shareholders' equity                                  12,899,609
                                                           -----------
Total liabilities & shareholders' equity                  $ 17,865,193
                                                           ===========


See accompanying notes to consolidated financial statements.

                   SANTA FE FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF INCOME
                                       (UNAUDITED)



                                          THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                             1998           1997           1998          1997
                                          ---------      ---------       ---------     ---------
Revenues:
  Equity in net income of Justice
   Investors                            $   847,709    $   611,273     $ 1,454,109   $ 1,110,985
  Dividend and interest income              182,191        229,372         343,221       456,016
  Net investment gain (loss)             (1,435,732)      (199,431)     (1,042,055)     (230,833)
  Rental income                             189,544              -         315,688             -
  Other income                               34,176         28,176          62,352        56,352
                                          ---------      ---------       ---------     ---------
                                           (182,112)       669,390     $ 1,133,315   $ 1,392,520
                                          ---------      ---------       ---------     ---------

Costs and expenses:
  Litigation - GPG                            9,993         56,264          41,780       206,209
  General and administrative                211,316        154,265         369,856       313,427
  Professional and outside services          51,399         30,370         119,389       113,869
  Property operating expenses               166,264              -         271,168             -
  Margin interest and trading expenses      103,852              -         231,227             -
  Mortgage interest expense                  29,375              -          62,251             -
  Depreciation                               66,063            971          93,030         1,942
                                          ---------      ---------       ---------     ---------
                                            638,262        241,870       1,188,701       635,447
                                          ---------      ---------       ---------     ---------

Income before income taxes
 and minority interest                     (820,374)       427,520         (55,386)      757,073

Income taxes                               (212,000)       159,000          63,800       288,000
                                          ---------      ---------       ---------     ---------
Income before minority interest            (608,374)       268,520        (119,186)      469,073

Minority interest                            74,249        100,209         182,747       183,900
                                          ---------      ---------       ---------     ---------

Net (loss) income                        $ (682,623)    $  168,311      $ (301,933)    $ 285,173
                                          =========      =========       =========     =========

Basic earnings per share                 $    (0.53)    $     0.13      $    (0.24)    $    0.22
                                          =========      =========       =========     =========
Weighted average shares
 outstanding                              1,276,038      1,276,038       1.276,038     1,276,038
                                          =========      =========       =========     =========

Diluted earnings per share               $    (0.51)          0.13      $    (0.23)   $     0.22
                                          =========      =========       =========     =========

Diluted weighted shares outstanding       1,339,638      1,276,038       1,339,638     1,276,038
                                          =========      =========       =========     =========

Dividends per Share                      $        -     $        -      $        -    $        -
                                          =========      =========       =========     =========

Comprehensive income:
  Net income                             $ (682,623)    $  168,311      $ (301,933)   $  285,173
  Unrealized (losses) gains on
   securities arising during
   period, net of taxes                    (250,673)       302,301         518,252        99,552
                                           --------       --------        --------      --------
                                         $ (933,296)    $  470,612      $  216,319    $  384,725
                                           ========       ========        ========      ========



See accompanying notes.

                 SANTA FE FINANCIAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30
                                                       1998           1997
                                                   -----------    -----------
Operating activities
  Net (loss) income                               $   (301,933)  $    285,173
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Equity in net income of Justice Investors       (1,454,109)    (1,110,985)
    Minority interest                                  182,747        183,900
    Amortization of excess of market value
      over carrying value of investment                (44,352)       (44,352)
    Depreciation                                        88,798          1,943
    Changes in operating assets and liabilities:
     Other assets                                       69,901        (18,911)
     Accounts payable and accrued expenses            (435,785)        15,553
     Income taxes payable                                    -       (102,942)
                                                    ----------     ----------
Net cash provided by (used in) operating
 activities                                         (1,894,733)      (790,621)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors            836,640        806,281
  Changes in restricted cash                            57,533              -
  Purchase of Portsmouth Square stock                 (100,927)             -
  Purchase of investment securities                (20,064,676)   (10,001,714)
  Proceeds from sale of investment securities       28,986,312      9,205,271
  Purchase of other investments                       (300,000)      (400,000)
  Purchase of property, furniture and fixtures         (90,426)             -
                                                    ----------     ----------
Net cash (used in) provided by investing
 activities                                          9,324,456       (390,162)
                                                    ----------     ----------

Financing activities
  Increase (decrease)in due securities broker       (5,666,507)     3,592,857
  Purchase and retirement of common stock                    -       (102,645)
  Decrease in notes receivable                         169,920          7,956
  Decrease in mortgage payable                          (9,319)             -
  Dividends paid to minority shareholders
   of Portsmouth Square                                (63,357)       (67,311)
                                                    ----------     ----------
Net cash provided by (used in)
 financing activities                               (5,569,263)     3,430,857
                                                    ----------     ----------
Net increase in cash and
 cash equivalents                                    1,860,460      2,250,074

Cash and cash equivalents at beginning of year         382,021        127,351
                                                    ----------     ----------
Cash and cash equivalents at end of period        $  2,242,481   $  2,377,426
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

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

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

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS 130.

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

On June 15, 1998, the Company issued to its shareholders a two-for-one forward stock split in the form of a 100% stock dividend. The result of that stock dividend was to increase the number of outstanding shares of the Company's $.10 par value common stock from 638,019 to 1,276,038 and the outstanding number of convertible voting preferred shares from 31,800 to 63,600. These financial statements are presented to reflect that stock dividend.

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

Condensed financial statements for Justice Investors are as follows:


                          JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET

                                                          JUNE 30, 1998
                                                          -------------

Assets
Total current assets                                       $1,125,645
Property, plant and equipment, net of
  accumulated depreciation of $10,803,334                   5,772,348
Loan fees and deferred lease costs,
  net of accumulated amortization of $101,262                 209,151
                                                            ---------
                                                           $7,107,144
                                                            =========

Liabilities and partners' capital
Total current liabilities                                  $   79,372
Long-term debt                                              2,011,634
Partners' capital                                           5,016,138
Total liabilities and                                       ---------
  partners' capital                                        $7,107,144
                                                            =========



                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


                                     Six Months ended
                                         June 30,
                                    1998           1997
                                 ---------      ----------
Revenues                         $3,429,431     $2,762,573
Costs and expenses                  509,533        540,717
                                  ---------      ---------
Net income                       $2,919,898     $2,221,856
                                  =========      =========



3. RENTAL PROPERTY

On December 31, 1997, the Company acquired a 55.4% controlling interest in InterGroup Woodland Village, Inc. ("Woodland"). Woodland's major asset is a 100-unit apartment complex named Woodland Village Apartments located in Cincinnati, Ohio. The rental property is accounted for at cost and includes the following:


                                                 JUNE 30, 1998
                                                --------------
Investment in real estate:
  Land                                           $   286,104
  Buildings, improvements and equipment            3,008,452
  Accumulated depreciation on buildings,
   improvements and equipment                     (1,374,842)
                                                   ---------
                                                 $ 1,919,714
                                                   =========


4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares to The InterGroup Corporation ("InterGroup"). As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. On March 23, 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted their applications for attorneys' fees and costs in the total amount of approximately $936,000. On April 17, 1998, the plaintiffs filed an appeal from that award. Briefing has not yet commenced, and it may be one to two years before that appeal is ultimately resolved.

During 1996, the Company's subsidiary, Portsmouth, was served with a personal injury action in the San Francisco Superior Court. The suit named more than 60 defendants, including the managing general partner of Justice Investors and alleges injuries suffered as a result of exposure to asbestos-containing materials. The complaint sought an unspecified amount of damages. Portsmouth was defended by an insurance carrier under a reservation of rights. During 1997, the trial court granted Portsmouth's motion for summary judgment, which became final on April 13, 1998. No appeal from that judgment was taken.


5. RELATED PARTY TRANSACTIONS
   --------------------------

As of June 30, 1998, InterGroup owned approximately 44% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 46.6% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned 3.9% of the Company's outstanding common stock as of June 30, 1998. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company.
As a result of that agreement, InterGroup now has the power to vote in excess of 50% of the voting shares of the Company. Also Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup.

During 1997, the Company purchased a controlling 55.4% interest in Woodland from InterGroup (See Note 3). In exchange for that interest in Woodland, the Company issued to InterGroup 31,800 shares (63,600 shares post stock split)of 6% cumulative, convertible, voting preferred stock. InterGroup has notified the Company that it has elected to forego any dividend payments on the preferred stock for the first six months of 1998.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its subsidiary, Portsmouth, based on management's estimate of the pro rata utilization of resources. During the six months ended June 30, 1998, the Company and its subsidiary also made payments to InterGroup totaling $62,536 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Company's investments, including its subsidiary's partnership asset.

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


RESULTS OF OPERATIONS

The Company's principal sources of revenue are derived from the investment of its 65.7%-owned subsidiary, Portsmouth, in the Justice Investors limited partnership, income received from investment of its cash and securities assets and from rental income derived from its multifamily real property investment. The partnership derives most of its income from a lease with Holiday Inns, Inc., which was assumed by Bristol Hotel Company ("Bristol"). Effective July 31, 1998, Bristol merged into Felcor Suite Hotels, Inc. ("Felcor") with Bristol Hotel Management Company continuing as the manager of the hotel.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS
ENDED JUNE 30, 1997

Comparison of operating results for the three months ended June 30, 1998 to the three months ended June 30, 1997, shows a net loss of $682,623 as compared to net income of $168,311. That result is primarily attributable to net investment losses of $1,435,732 which were incurred during the second quarter of 1998. That loss reflects management's decision to prune the Company's investment portfolio of certain of its underperforming securities in an effort to eliminate its margin positions by the end of the quarter, which it was successful in achieving. Management believes that this more conservative approach should reduce the Company's overall investment risk in what has become a very challenging and difficult global economic environment and should result in future savings in margin interest expenses. As of June 30, 1998, the Company still showed a net unrealized gain on investments of $705,521 after tax which is included in shareholders' equity.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The Company did show a 38.7% increase in partnership income from $611,273 to $847,709. The increase in partnership income is primarily attributable to a 27% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates.

The increase in costs and expenses from $241,870 to $638,262 is primarily attributable to margin interest and trading expenses in the amount of $103,852 and operating expenses, mortgage interest and depreciation associated with Company's multifamily real property in the amount of $261,702, which were not incurred by the Company during the first quarter of 1997. The increase in professional, and outside service fees from $30,370 to $51,399 reflects the accrual of annual audit and other professional fees for the current fiscal year. The increase in general and administrative expenses from $154,265 to $211,316 reflects severance pay to certain staff employees and higher costs associated with the management of the Company's investments, including the partnership asset. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. It is expected that the Company will continue to maintain a corporate presence in San Diego, California, but on a reduced basis.

The decrease in litigation costs reflects reduced activity in the GPG litigation during the second quarter of 1998 as that case is waiting to br briefed on appeal.

On August 14, 1998 the Company authorized a limited buy-back program of its Common Stock. The Company may from time to time, in the discretion of management, buy back up to a total of 50,000 shares of its Common Stock, depending on market conditions and other factors consistent with corporate policy and as limited by state and federal law.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS
ENDED JUNE 30, 1997

Comparison of operating results for the six months ended June 30, 1998 to the six months ended June 30, 1997, shows a net loss of $301,933 as compared to net income of $285,173. That result is primarily attributable to net investment losses of $1,042,055. That loss reflects management's decision to prune the Company's investment portfolio of certain of its underperforming securities in an effort to eliminate its margin positions by the end of the second quarter, which it was successful in achieving. Management believes that this more conservative approach should reduce the Company's overall investment risk in what has become a very challenging and difficult global economic environment and should result in future savings in margin interest expenses. As of June 30, 1998, the Company still showed a net unrealized gain on investments of $705,521 after tax which is included in shareholders' equity.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The Company did show a 30.9% increase in partnership income from $1,110,985 to $1,454,109. The increase in partnership income is primarily attributable to a 28% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates.

The increase in costs and expenses from $635,447 to $1,188,701 is primarily attributable to margin interest and trading expenses in the amount of $231,227 and operating expenses, mortgage interest and depreciation associated with Company's multifamily real property in the amount of $426,449 which were not incurred by the Company during the first six months of 1997. The increase in professional, and outside service fees from $113,869 to $119,389 reflects the accrual of annual audit and other professional fees for the current fiscal year. The increase in general and administrative expenses from $313,427 to $369,856 reflects severance pay to certain staff employees and higher costs associated with the management of the Company's investments, including the partnership asset. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. It is expected that the Company will continue to maintain a corporate presence in San Diego, California, but on a reduced basis.

The decrease in litigation costs reflects reduced activity in the GPG litigation during the second quarter of 1998 as that case is waiting to be briefed on appeal.


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

The Company has diversified its investment of its cash and securities assets in an effort to obtain an overall higher yield while seeking to minimize the associated increased degree of risk. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in shareholders' equity. As of June 30, 1998, the Company was successful in eliminating its margin positions and, as a result, has reduced its current liabilities to $263,774 while increasing its cash position to $2,242,481. As of June 30, 1998, the Company also had a net unrealized gain on investments of $705,521 after tax, which consists of pre-tax unrealized gains of $1,809,844 and pre-tax unrealized losses of $987,932.

As of June 30, 1998, the Company's current assets were approximately $8,892,000. The Company remains liquid with a current ratio of approximately 33.7 to 1 at the end of the quarter. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.



PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, Guinness Peat Group plc and its subsidiary, Allied Mutual Insurance Services Limited ("plaintiffs") had filed a shareholders derivative suit against certain directors of the Company, InterGroup and the Company as a nominal defendant in the Superior Court of the State of California, County of San Diego, Case No. 685760. On March 23, 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted their applications for attorneys' fees and costs in the total amount of $936,026. On April 17, 1998, the plaintiffs filed an appeal of that award. The appeal has yet to be briefed and a final determination may not be obtained until one to two years.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 5, 1998, at the Park Hyatt Hotel in Los Angeles, California. At that meeting all of management's nominees, John V. Winfield, John C. Love and William J.
Nance, were elected Directors of Santa Fe to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1998. A tabulation of the vote at that meeting was previously reported on Registrant's Form 10-QSB for the quarterly period ended March 31, 1998.

ITEM 5.   OTHER INFORMATION

On May 5, 1998, the Board of Directors of the Company approved a two-for-one stock split of the Company's $.10 par value Common Stock in the form of a stock dividend. The Stock dividend was paid on June 15, 1998 to shareholders of record as of May 22, 1998. The payment of the stock dividend increased the number of the Company's issued and outstanding shares of Common Stock from 638,019 to 1,276,038.

On August 14, 1998 the Company authorized a limited buy-back program of its Common Stock. The Company may from time to time, in the discretion of management, buy back up to a total of 50,000 shares of its Common Stock, depending on market conditions and other factors consistent with corporate policy and as limited by state and federal law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant did not file any reports on Form 8-K during the period covered by this report.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
    (Registrant)

Date:    August 14, 1998

by /s/   John V. Winfield
-------------------------------------
         John V. Winfield, President,
         Chairman of the Board and
         Chief Executive Officer


Date:    August 14, 1998

by /s/   L. Scott Shields
-------------------------------------
         L. Scott Shields, Treasurer
         and Chief Financial Officer