Form 10QSB
period 1998-09-30
SANTA FE FINANCIAL CORP
filed 1998-11-16
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1998


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

Mailing Address: P.O. Box 270828
                 San Diego, CA 92198-2828

Street Address:  11315 Rancho Bernardo Road, Suite 129
                 San Diego, CA 92127

                             (619) 298-7201
            (Registrant's Telephone Number, Including Area Code)

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90
days. Yes X   No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,258,538 shares of issuer's $.10 Par Value Common Stock were outstanding as of November 10, 1998.

   Transitional Small Business Disclosure Format (check one):  Yes    No X

                                 INDEX

                     SANTA FE FINANCIAL CORPORATION
                            AND SUBSIDIARIES



PART I FINANCIAL INFORMATION                                          PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet-September 30, 1998 (Unaudited)           3

    Consolidated Statements of Income (Unaudited)--Three Months
    ended September 30, 1998 and 1997 and for the Nine Months ended
    September 30, 1998 and 1997                                         4

    Consolidated Statement of Cash Flows (Unaudited)--
    Nine Months ended September 30, 1998 and 1997                       5

    Notes to Consolidated Financial Statements--September 30, 1998      6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                             13

  Item 5. Other Information                                             13

  Item 6. Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                              14

                                   PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                  Santa Fe Financial Corporation and Subsidiaries
                          Consolidated Balance Sheet
                                 (Unaudited)

                                                       September 30,
                                                            1998
                                                      ----------------
Assets
  Cash and cash equivalents                             $  2,438,037
  Restricted cash	                                            60,861
  Investment in marketable securities:
   Held for sale                                           4,537,409
   Trading                                                   712,836
  Investment in Justice Investors                          6,728,532
  Investment in rental property                            1,737,100
  Other investments                                          702,432
  Note receivable                                            101,591
  Other assets                                               960,747
                                                         -----------
Total assets                                            $ 17,979,545
                                                         ===========
Liabilities and Shareholders' Equity
Liabilities
  Due securities broker                                 $          -
  Mortgage payable                                         1,232,470
  Accounts payable and accrued expenses                      366,140
  Obligation for securities sold                           1,085,982
									                                                -----------
Total liabilities                                          2,684,592
									                                                -----------
Minority interest                                          3,244,382
                                                         -----------
Commitments and contingencies

Shareholders' equity:
  6% Cumulative, convertible, voting preferred
   stock par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600	                        6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued - 1,276,038, outstanding - 1,271,538		            127,604
  Additional paid-in capital                              8,807,941
  Retained earnings				        	                          3,184,298
  Unrealized loss on investment securities,
   net of deferred tax benefit                          (    26,734)
  Treasury stock, at cost, 4,500 shares                 (    48,898)
                                                        -----------
Total shareholders' equity                               12,050,571
                                                        -----------
Total liabilities & shareholders' equity			             $17,979,545
                                                        ===========


See Notes to Consolidated Financial Statements

                Santa Fe Financial Corporation and Subsidiaries
                       Consolidated Statement of Income
                                 (Unaudited)

                                           Three Months ended    Nine Months ended
                                               September 30         September 30
                                             1998       1997       1998       1997
                                          --------    --------   --------   --------
Revenues:
  Equity in net income of Justice
   Investors                            $ 781,297   $ 755,033   $2,235,406   $1,866,018
  Dividend and interest income             28,419     193,328      371,640      649,344
  Net investment gain (loss)             (651,841)  ( 357,400)  (1,693,896)   ( 588,233)
  Rental income                           144,218          -       459,906            -
  Other income                             24,722      43,393       87,074       99,745
                                         --------    --------    ---------    ---------
                                          326,815     634,354    1,460,130    2,026,874
Costs and expenses:
  Litigation-GPG                            1,285      42,297       43,065      248,506
  General and administrative              130,407     161,706      500,263      475,133
  Professional and outside
   services                                50,854      27,897      170,243      141,766
  Property operating expenses             116,482           -      387,650            -
  Margin interest and trading
   Expenses                                30,211           -      261,438            -
  Mortgage interest expense                29,478           -       91,729            -
  Depreciation                             41,275         972      134,305        2,914
                                         --------    --------    ---------    ---------
                                          399,992     232,872    1,588,693      868,319
                                         --------    --------    ---------    ---------
Income (loss) before income taxes
 and minority interest                    (73,177)    401,482     (128,563)   1,158,555
Income tax benefit (expense)              115,200    (141,000)      51,400     (429,000)
                                        ---------   ---------    ---------    ---------
Income (loss) before minority interest     42,023     260,482     ( 77,163)     729,555
Minority interest                        (109,908)   (134,869)    (292,655)    (318,769)
                                        ---------   ---------    ---------    ---------
Net income (loss)                       $( 67,885)  $ 125,613   $ (369,818)  $  410,786
                                        =========   =========    =========    =========
Basic earnings (loss) per share         $    (.05)  $     .10   $     (.29)  $      .32
                                        =========   =========    =========    =========
Weighted average shares
 Outstanding                            1,274,924   1,276,038    1,275,663    1,276,038
                                        =========   =========    =========    =========
Diluted earnings (loss) per share	      $    (.05)  $     .10   $     (.28)  $      .32
                                        =========   =========    =========    =========
Diluted weighted shares
 outstanding                            1,338,524   1,276,038    1,339,263    1,276,038
                                        =========   =========    =========    =========
Dividends per Share                    $        -   $       -   $        -   $        -
                                        =========   =========    =========    =========
Comprehensive income (loss):
  Net income (loss)                    $ ( 67,885)  $ 125,613   $ (369,818)  $  410,786
  Unrealized (losses) gains on
   securities arising during
   period, net of taxes                  (732,255)    773,436    ( 214,003)     872,988
                                        ---------   ---------    ---------    ---------
Comprehensive income (loss)            $ (800,140)  $ 899,049  $  (583,821)  $1,283,774
                                        =========   =========    =========    =========

See Notes to Consolidated Financial Statements

                   Santa Fe Financial Corporation & Subsidiaries
                       Consolidated Statement of Cash Flows
                                    (Unaudited)

							                                                Nine Months ended
                                                          September 30
                                  							             1998             1997
                                   							         -----------      -----------
Operating activities
  Net (loss) income	                  			         $(   369,818)     $    410,786
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
     Equity in net income of Justice Investors     ( 2,235,406)     ( 1,866,018)
     Minority interest                                 292,655          318,769
     Amortization of excess of market value
      over carrying value of investment            (    66,527)     (    66,528)
     Depreciation                                      134,305            2,914
     Changes in operating assets and liabilities:
      Other assets                                 (   681,598)          90,474
      Accounts payable and accrued expenses        (    81,838)     (    31,419)
	Income taxes payable				                              128,566      (   171,942)
                                        								    ----------        ---------
Net cash provided by (used in) operating
 activities							                                 ( 2,879,661)     ( 1,312,964)
								                                            ----------        ---------
Investing activities
  Cash distributions from Justice Investors	         1,254,960        1,224,601
  Changes in restricted cash                            68,403                -
  Purchase of Portsmouth Square stock              (   225,862)     (   187,938)
  Purchase of investment securities                (22,227,357)     (17,530,351)
  Proceeds from sale of investment securities  	    32,909,429       15,212,627
  Purchase of other investments                    (   300,000)     (   490,203)
  Purchase of property, furniture and fixtures     (   121,337)		             -
                                  		 					          ----------       ----------
Net cash provided by (used in) investing
 activities                                         11,358,236      ( 1,771,264)
					                                               ----------       ----------
Financing activities
  Increase (decrease) in due securities broker	    ( 5,666,507)       4,445,660
  Decrease in notes receivable                         174,297           12,039
  Decrease in mortgage payable                     (    14,143)               -
  Dividends paid to minority shareholders
   of Portsmouth Square, Inc.                      (   126,714)     (   133,295)

  Increase (decrease)in securities sold            (   740,594)       1,425,175
  Purchase of treasury stock                       (    48,898)               -
                    				                            ----------       ----------
Net cash provided by (used in)
 financing activities                              ( 6,422,559)       5,749,579
                              						                ----------       ----------
Net increase in cash and
 cash equivalents                                    2,056,016        2,665,351

Cash and cash equivalents at beginning of year         382,021          127,351
                                                    ----------       ----------
Cash and cash equivalents at end of period        $  2,438,037     $  2,792,702
                                                   ===========       ==========

See Notes to Consolidated Financial Statements

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

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


2.  Investment in Justice Investors
    -------------------------------

The Company's principal sources of revenue continue to be derived from the investment of its 66.9%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") in the Justice Investors limited partnership. Portsmouth has a 49.8% interest in the limited partnership which owns and leases a Holiday Inn in San Francisco, California. Portsmouth also serves as one of the two general partners of Justice Investors. Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:


                           JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET


                                                        September 30, 1998
                                                        ------------------
Assets
Total current assets                                       $1,403,611
Property, plant and equipment, net of
  accumulated depreciation of $10,901,403                   5,674,279
Loan fees and deferred lease costs,
  net of accumulated amortization of $109,023                 201,390
                                                            ---------
                                                           $7,279,280
                                                            =========

Liabilities and partners' capital
Total current liabilities                                  $  100,219
Long-term debt                                              1,434,054
Partners' capital                                           5,745,007
Total liabilities and                                       ---------
  Partners' capital                                        $7,279,280
                                                            =========



                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


                                     Nine Months ended
                                       September 30,
                                    1998           1997
                                 ----------     ----------
Revenues                         $5,231,500     $4,543,178
Costs and expenses                  742,733        805,192
                                  ---------      ---------
Net income                       $4,488,767     $3,737,986
                                  =========      =========



3. Marketable Securities
   ---------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading or available-for-sale securities. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date.

Securities classified as available-for-sale are carried at fair market value, with the unrealized holding gains and losses reported as a separate component of shareholders' equity. Certain securities are classified as trading securities when they are transferred to cover corresponding obligations of the same security sold short. Those securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

4. Rental Property

On December 31, 1997, the Company acquired a 55.4% controlling interest in InterGroup Woodland Village, Inc. ("Woodland"). Woodland's major asset is a 100-unit apartment complex named Woodland Village Apartments located in Cincinnati, Ohio. The rental property is accounted for at cost and includes the following:

                                              September 30, 1998
                                                --------------
Investment in real estate:
  Land                                           $   266,700
  Buildings, improvements and equipment            2,882,166
  Accumulated depreciation on buildings,
   improvements and equipment                     (1,411,766)
                                                   ---------
                                                 $ 1,737,100
                                                   =========

5. Commitments and Contingencies
   -----------------------------

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares to The InterGroup Corporation ("InterGroup"). As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. On March 23, 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted their applications for attorneys' fees and costs in the total amount of approximately $936,000. On April 17, 1998, the plaintiffs filed an appeal from that award and filed their opening brief on October 23, 1998. It may be one to two years before that appeal is ultimately resolved.


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

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its subsidiary, Portsmouth based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the nine months ended September 30, 1998, the Company and Portsmouth made payments to InterGroup in the amount of $69,505 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset. Effective October 31, 1998, the Company and Portsmouth also terminated their office lease. The Company continues to maintain a corporate presence in San Diego, California, but on a reduced basis.

During 1997, the Company purchased a controlling 55.4% interest in Woodland from InterGroup (See Note 4). In exchange for that interest in Woodland, the Company issued to InterGroup 31,800 shares (63,600 shares post stock split)of 6% cumulative, convertible, voting preferred stock. InterGroup has notified the Company that it has elected to forego any dividend payments on the preferred stock for the first nine months of 1998.

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


RESULTS OF OPERATIONS

The Company's principal sources of revenue are derived from the investment of its 66.9%-owned subsidiary, Portsmouth, in the Justice Investors limited partnership, income received from investment of its cash and securities assets and from rental income derived from its multifamily real property investment. The partnership derives most of its income from a lease with Holiday Inns, Inc., which was assumed by Bristol Hotel Company ("Bristol"). Effective July 31, 1998, Bristol merged into Felcor Suite Hotels, Inc. ("Felcor") with Bristol Hotel Management Company continuing as the manager of the hotel.


Three Months Ended September 30, 1998 Compared to Three Months
Ended September 30, 1997

Comparison of operating results for the three months ended September 30, 1998 to the three months ended September 30, 1997, shows a net loss of $67,885 as compared to net income of $125,613. That result is primarily attributable to net investment losses of $651,841 which were incurred during the third quarter of 1998. The net investment loss reflects a write-down on one of the Company's investments and management's continuing efforts to reposition the Company's investment portfolio by selling certain of its underperforming securities. The Company was successful in eliminating its margin positions by the end of the quarter and management believes that this more conservative approach should reduce the Company's overall investment risk in what has become a very challenging and difficult global economic environment.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The Company did show a 3.5% increase in partnership income from $755,033 to $781,297. The increase in partnership income is primarily attributable to a 7.4% increase in garage rental income, while hotel rental income remained relatively flat when compared to the very favorable third quarter of 1997.

The increase in costs and expenses from $232,872 to $399,992 is primarily attributable to operating expenses, mortgage interest and depreciation associated with the Company's multifamily real property in the amount of $187,235 which were not incurred by the Company during the first quarter of 1997. The increase in professional, and outside service fees from $27,897 to $50,854 reflects the accrual of annual audit and other professional fees for the current fiscal year. The decrease in general and administrative expenses from $161,706 to $130,407 reflects cost savings resulting from the consolidation of certain accounting and administrative functions of the Company and its subsidiary, Portsmouth, with the Los Angeles, California offices of InterGroup beginning July 1, 1998. Effective October 31, 1998, the Company and Santa Fe also terminated their office lease and moved to a much smaller space, which should result in additional cost savings.

The decrease in litigation costs reflects reduced activity in the GPG litigation during the third quarter of 1998 as that case is waiting to be briefed on appeal.

On August 14, 1998 the Company authorized a limited buy-back program of its Common Stock. The Company may from time to time, in the discretion of management, buy back up to a total of 50,000 shares of its Common Stock, depending on market conditions and other factors consistent with corporate policy and as limited by state and federal law. As of September 30, 1998, the Company had repurchased 4,500 of its shares in open market transactions.


Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997

Comparison of operating results for the nine months ended September 30, 1998 to the nine months ended September 30, 1997, shows a net loss of $369,818 as compared to net income of $410,786. That result is primarily attributable to a net investment loss of $1,693,896 incurred during the first nine months of 1998. The net investment loss reflects a write-down on one of the Company's investments and management's continuing efforts to reposition the Company's investment portfolio by selling certain of its underperforming securities. The Company was successful in eliminating its margin positions by the end of the quarter and management believes that this more conservative approach should reduce the Company's overall investment risk in what has become a very challenging and difficult global economic environment.

Realized investment gains and losses may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The Company did show a 19.8% increase in partnership income from $1,866,018 to $2,235,406. The increase in partnership income is primarily attributable to a 16.4% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates and a 9% increase in garage rental income.

The increase in costs and expenses from $868,319 to $1,558,693 is primarily attributable to operating expenses, mortgage interest and depreciation associated with the Company's multifamily real property in the amount of $610,950 and margin interest and trading expenses in the amount of $261,438 which were not incurred by the Company during the first quarter of 1997. The increase in professional, and outside service fees from $141,766 to $170,243 reflects the accrual of annual audit and other professional fees for the current fiscal year. The modest increase in general and administrative expenses from $313,427 to $369,856 primarily reflects severance pay to certain staff employees in the second quarter of 1998. Effective October 31, 1998, the Company and Santa Fe also terminated their office lease and moved to a much smaller space, which should result in additional cost savings.

The decrease in litigation costs reflects reduced activity in the GPG litigation during the second and third quarters of 1998 as that case is waiting to be briefed on appeal.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon
Garage Corporation.   The Company also derives revenue from the investment of
its cash and securities assets and from its investment in multifamily real property.

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

As of September 30, 1998, the Company was successful in eliminating its margin positions in its securities portfolio. As a result the Company's current liabilities were reduced to $1,452,122 as of September 30, 1998 with current assets of $9,412,322. The Company remains liquid with a current ratio of approximately 6.5 to 1 at the end of the third quarter of 1998. Management believes that its capital resources are currently adequate to meet its short- and long-term obligations.

YEAR 2000 ISSUES

The Company has been aware of the potential implications that the "Year 2000" issue could have on its business and, as a result, has started the process of determining what, if any, steps the Company must take to cure any computer software or hardware problems associated with the year 2000. Based on preliminary discussions with the Company's outside service providers and the software and hardware vendors, the Company has determined that it should not incur any material liability to upgrade computer software and hardware to accommodate the year 2000. The Company expects to be fully year 2000 compliant by June of 1999.



PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Guinness Peat Group plc and its subsidiary, Allied Mutual Insurance Services Limited ("plaintiffs") had filed a shareholders derivative suit against certain directors of the Company, InterGroup and the Company as a nominal defendant in the Superior Court of the State of California, County of San Diego, Case No. 685760. On March 23, 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted their applications for attorneys' fees and costs in the total amount of $936,026. On April 17, 1998, the plaintiffs filed an appeal of that award, with their opening brief having been filed on October 23, 1998. The parties have participated in a Court of Appeal settlement program, but no progress has been made to date respecting settlement. If the case does not settle, a final determination on appeal may not be obtained until one to two years.


Item 5.   Other Information

On August 14, 1998 the Company authorized a limited buy-back program of its Common Stock. The Company may from time to time, in the discretion of management, buy back up to a total of 50,000 shares of its Common Stock, depending on market conditions and other factors consistent with corporate policy and as limited by state and federal law. As of September 30, 1998 the Company had repurchased 4,500 shares of its common stock in open market transactions.

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

Date:    November 13, 1998

by /s/   John V. Winfield
-------------------------------------
         John V. Winfield, President,
         Chairman of the Board and
         Chief Executive Officer


Date:    November 13, 1998

by /s/   L. Scott Shields
-------------------------------------
         L. Scott Shields, Treasurer
         and Chief Financial Officer