Form 10KSB
period 1998-12-31
SANTA FE FINANCIAL CORP
filed 1999-04-01
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 0-6877


                       SANTA FE FINANCIAL CORPORATION
                       ------------------------------
                (Name of Small Business Issuer in Its Charter)

            Nevada                                     95-2452529
  -------------------------------                   ------------------
  (State or Other Jurisdiction of                   (IRS Employer
   Incorporation or Organization)                    Identification No.)


  11315 Rancho Bernardo Road, Suite 129
  San Diego, California                                 92127-1463
  ---------------------------------------           ------------------
  (Address of Principal Executive Offices)              (Zip Code)

                               (619) 673-4722
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $2,045,234.

    The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock sold on March 10, 1999 was $5,470,658.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of March 26, 1999, was 1,240,214.


                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Proxy Statement for Annual Meeting of Shareholders to be held May 4, 1999 which is incorporated by reference into Part III, Items 9 through 12. The Company's definitive Proxy Statement will be filed within one hundred twenty (120) days of the end of the fiscal year covered by this Form 10-KSB pursuant to Regulation 14A.


                            TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                4

    Item  3.  Legal Proceedings.                                      6

    Item  4.  Submission of Matters to a Vote of Security Holders.    7

PART II

    Item  5.  Market For Common Equity and Related                    7
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       8
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            11

    Item  8.  Changes in and Disagreements With Accountants on        25
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and            26
              Control Persons; Compliance With Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 26

    Item 11.  Security Ownership of Certain Beneficial Owners and     26
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   26

    Item 13.  Exhibits, Financial Statement Schedules, and            26
              Reports on Form 8-K.

SIGNATURES                                                            35

                               PART I

Item 1.  Description of Business.

BUSINESS DEVELOPMENT

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

Since 1988, the Company's principal source of revenue has been, and continues to be, derived from the investment of its 67.2% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. There are approximately 91 limited partners in Justice Investors.

On December 31, 1997, the Company expanded its operations to include multifamily real property when it acquired a controlling 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland Village"), a 100-unit apartment complex located in Cincinnati, Ohio.

On May 5, 1988, the Company's Board of Directors approved a two-for-one stock split of the Company's $.10 par value Common Stock in the form of a stock dividend. The stock dividend was paid on June 15, 1998 to shareholders of record as of May 22, 1998.

BUSINESS OF ISSUER

The Company's principal business is conducted through its subsidiary's general and limited partnership interest in Justice Investors. Justice Investors owns the land improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown ("Holiday"). The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor, NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.

The Company's operations also includes a controlling interest in a 100 unit apartment complex. The Company also derives income from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential.

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

EMPLOYEES

As of December 31, 1998, the Company had two full-time employees and one part-time employee. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2. Description of Property.

PROPERTIES

As of December 31, 1998, Santa Fe's investments in real property consisted of its 49.8% interest in Justice Investors through the Company's 67.2% owned subsidiary, Portsmouth, and its 55.4% owned subsidiary, Woodland Village.

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

The property is subject to a first deed of trust securing a loan from Wells Fargo Bank. As of December 31, 1998, the principal balance on the note was $2,604,686. The loan provides for a maximum borrowing of $6.8 million and has the characteristics of a line of credit with certain decreasing maximum borrowings available at the end of each year. The major portion of the debt is carried at LIBOR plus 2% and there is a monthly adjustment to that rate. The remainder of the debt is carried at the prime rate and also adjusted monthly.

On March 15, 1995, an amended and restated lease was entered into by Justice Investors with an effective date of January 1, 1995. That lease was assumed by Felcor, effective July 28, 1998. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements.

The lease also requires the lessee and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of December 31, 1998, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was substantially completed during 1998. Renovation of the lobby and other public areas commenced in December of 1998 and further improvements are expected to be made in the future to meet standards for Holiday Inn Select hotels. The financial responsibility for those improvements rests with Felcor.

Under the terms of the lease, the lessee is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. In the opinion of management the property is adequately covered by insurance.

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


Cincinnati, Ohio Apartment Complex

The Cincinnati property, owned by the Company's 55.4% subsidiary Woodland Village, is a 100 unit apartment complex consisting of ten three-story
buildings on approximately 5.8 acres.   The apartment complex is of brick and
aluminum siding over wood frame construction and opened in 1970. The Company's equity interest in Woodland Village was acquired on December 31, 1997 at a cost of $858,600. For the year ended December 31, 1998, real estate property taxes were approximately $105,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The outstanding mortgage balance was $1,227,534 as of December 31, 1998 and the maturity date is July 1, 2004.

Woodland Village leases units in the apartment complex on a short-term basis, with no lease extending beyond one year. The effective rental rate per rental unit was approximately $588 for the year ended December 31, 1998 and the physical occupancy rate was approximately 96%. Woodland Village uses a third party management company, with national operations, to manage the property. In the opinion of management the property is adequately covered by insurance.

INVESTMENT POLICIES

The most significant real estate investment of the Company has been through its investment in Portsmouth. The Company will continue to explore ways to increase the value of that investment and to improve operations of the underlying asset. The Company has also invested in multifamily residential property through its controlling interest in Woodland Village.

The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company plans to borrow funds to leverage its investment capital. The amount of this mortgage debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the project's projected cash flows to support the operations and debt service.

The Company has also invested in income producing instruments, equity and debt securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. Those investments are made under the direction of the

Company's Chairman and President. The Company will primarily invest in securities priced above $5.00 a share of companies listed on the New York and American Stock Exchanges and the Nasdaq National Stock Market. Although most of the Company's investments in marketable securities are companies listed in major stock markets, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide for additional return opportunities. In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.


Item 3.  Legal Proceedings.

On February 22, 1995, Guinness Peat Group plc and its wholly-owned subsidiary Allied Mutual Insurance Services Limited (collectively "GPG") filed a shareholders derivative suit in the Superior Court of the State of California for the County of San Diego (Case No. 685760) against the directors of Santa Fe, The InterGroup Corporation ("InterGroup") and Santa Fe as a nominal defendant. The complaint alleged certain breaches of fiduciary duties by the directors in causing Santa Fe to enter into a December 20, 1994 Securities Purchase Agreement (the "Agreement") with InterGroup. That Agreement was ratified by the Board on December 27, 1994 after receipt and review of an appraisal and fairness opinion from an independent valuation expert.

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

As prevailing parties, the director defendants and the Company also made application to the Superior Court for recovery of the attorneys' fees and costs expended in their successful defense of this litigation. On March 13, 1998, the trial court confirmed a prior tentative ruling and granted the applications for attorneys' fees and costs in the total amount of $936,025.97. On March 23, 1998, a judgment was entered in favor of the director defendants and the Company which made the award of costs and fees effective as of February 20, 1998. That award bears interest at the statutory rate of 10% per annum. The award of attorneys' fees and costs has been appealed by GPG.


On May 30, 1996, the Company's 67.2%-owned subsidiary, Portsmouth, was served with a personal injury action entitled Taylor v. Raybestos-Manhattan et al., San Francisco Superior Court Case No. 977148. The suit, which was filed on March 26, 1996, named more than 60 defendants, including Evon Garage Corporation, and alleged injuries suffered as a result of exposure to asbestos-containing materials. The complaint sought an unspecified amount of damages including recovery for loss of income and medical expenses. Portsmouth was defended through its insurance carrier under a reservation of rights. On September 16, 1997, the trial court granted Portsmouth's motion for summary judgment. That judgment became final on April 13, 1998 and was not appealed.


 Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of Registrant's fiscal year ended December 31, 1998.


                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock trades on the Nasdaq Small-Cap Market tier of the Nasdaq Stock Market under the symbol SFEF. The following table sets forth the range of high and low sales prices (adjusted for the June 15, 1998 stock split)for Santa Fe's common stock for each full quarterly period within the two most recent fiscal years as reported by the Nasdaq Stock Market Summary of Activity and Statistical Summary reports.

1998                                     High            Low
----                                    -----          -----
First Quarter (1/1 to 3/31)            $18.00         $12.25
Second Quarter (4/1 to 6/30)            22.00          14.00
Third Quarter (7/1 to 9/30)             14.00           8.87
Fourth Quarter (10/1/12/31)              9.75           7.50

1997
----
First Quarter (1/1 to 3/31)            $13.25         $11.94
Second Quarter (4/1 to 6/30)            12.75          11.88
Third Quarter (7/1 to 9/30)             12.75          12.13
Fourth Quarter (10/1/12/31)             12.75          12.13

DIVIDENDS

The Company has not paid any dividends since April 1996. In July of 1996, the Board of Directors elected to suspend payment of any dividends pending final resolution of the GPG action, at which time the Company will re-examine its dividend policy.


RECENT SALES OF UNREGISTERED SECURITIES

On December 31, 1997, the Company issued 31,800 shares of newly-created 6% cumulative convertible voting preferred stock (the Preferred Stock") to InterGroup in exchange for a 55.4% equity interest in Woodland Village. As a result of the Company's two-for-one stock split of its Common Stock on June 15, 1998, the number of Preferred Shares was adjusted to 63,800. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight year conversion exercise period. The preferred stock has voting rights as if converted into common stock. This private offering transaction was valued at $858,600 and was exempt from registration under Section 4(2) of the Securities Act.


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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 67.2% owned subsidiary, Portsmouth, in the Justice Investors limited partnership, rental income from its multi-family real estate property investment and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Comparison of operating results for the year ended December 31, 1998 to the year ended December 31, 1997 shows a net loss of $379,824 as compared to net income of $591,349. That result is primarily attributable to net losses on marketable securities of $1,813,378 and a write-down of certain investments of $307,665 offset by an increase partnership income from Justice Investors from $2,560,805 to $3,021,878 and an increase in rental income of $620,154 from its real estate investment. The net loss on marketable securities reflect management's continuing efforts to reposition the Company's investment portfolio by selling certain underperforming securities. The increase in partnership income from Justice Investors is primarily attributable to a 13.3% increase in hotel rental income as a result of an increase in average daily room rate without significant reduction in the occupancy rates. The increase in rental income was due to the acquisition of Woodland the consolidation of its revenues for the year ended December 31, 1998. There were no revenues and expenses related to Woodland included in the consolidated income statements for 1997.

Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The 75.1% increase in costs and expenses from $1,176,706 to $2,060,038 is primarily attributable to property operating, mortgage interest, and depreciation expenses totaling $787,530 related to the consolidation of its investment in real estate, an increase in margin interest and investment related expenses from $134,298 to $355,120, an increase in professional and outside service fees from $175,270 to $252,204, offset by a decrease in litigation expenses related to GPG from $265,863 to $47,647. The increase in expenses attributable Woodland Village was due to the first year consolidation of the property's revenues and expenses into the Company. The increase in the margin interest and investment related expenses was due to the maintenance of a higher margin balance in the current year and greater investing activities. The increase in professional and outside service fees reflects the accrual for the annual audit and an increase in professional consulting fees related to the Company's investment activities.

Beginning July 1, 1998, certain accounting and administrative functions of the Company and its subsidiary, Portsmouth, were consolidated with the Los Angeles, California offices of the Intergroup Corporation, the parent company. Effective October 31, 1998, the Santa Fe and Portsmouth also terminated their office lease and moved to a much smaller space in an effort to reduce expenses.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also derives revenue from its investment in a multi-family real estate property and the investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. In February 1998, the general partners decided to continue monthly distributions at the higher monthly rate for another year. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be decreased or increased. In addition, Portsmouth received $557,760 as its share of a special distribution paid to the limited partners on December 10, 1997 and $697,200 as its share of a special distribution paid on December 10, 1998. Those additional distributions were also clearly identified as special, and the limited partners were informed that there was no guarantee that such distributions would continue, especially if the partnership was to participate financially in the future upgrading of the public areas of the hotel. During 1998, the Company received distributions totaling $2,509,920 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's securities investments are classified as available-for-sale and trading. Unrealized gains and losses, net of deferred taxes, are included in accumulated other comprehensive income. As of December 31, 1998, the Company had a net unrealized gain on marketable securities, net of tax of $88,563, which consists of pre-tax unrealized gains of $5,155,891 and pre-tax unrealized losses of $5,008,101.

Certain securities may be classified as trading securities to correspond with obligations of the same securities sold short. These securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings. Gross realized gains and losses related to trading securities totaled $2,267,071 and $36,153, respectively.

On August 14, 1998 the Company authorized a limited buy-back program of its Common Stock. The Company may from time to time, in the discretion of management, buy back up to a total of 50,000 shares of its Common Stock, depending on market conditions and other factors consistent with corporate policy and as limited by state and federal law. As of December 31, 1998, the Company had repurchased 33,324 of its shares in open market and private transactions for an aggregate amount of $313,966.

At December 31, 1998, the Company's current assets were $18,602,929. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.

IMPACT OF INFLATION

Since the Company's primary source of revenue is from its subsidiary's 49.8% investment in Justice Investors, the impact of inflation on the Company should be viewed at the partnership level. As discussed above, partnership income is primarily dependent on lease revenues from Felcor. Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Felcor is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material. The impact of inflation on the Company's multifamily real estate is also not viewed by management as material.

YEAR 200O ISSUES

The Company is aware of the potential implications that the year 2000 ("Y2K") issue could have on its business and as a result, is in the process of determining what, if any, steps the Company must take to cure any potential software or hardware problems associated with Y2K. The Company has hired professional outside consultants to assist it in addressing its Y2K needs. The Company's plans include upgrading existing software applications to make them Y2K compliant, replacing some hardware required by software upgrades, purchasing new computer hardware and upgrading its computer network and communication systems. The Company has also contacted its suppliers of various services and materials regarding their readiness and plans for Y2K.

Based on preliminary discussions with the Company's outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and that the costs to complete the Y2K compliance will not have a material effect on the Company's financial position or results of operations. Management expects to be Y2K compliant by September 30, 1999.



Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                 12
Consolidated Balance Sheet - December 31, 1998                    13
Consolidated Statements of Income - Years Ended                   14
  December 31, 1998 and 1997
Consolidated Statements of Shareholders' Equity                   15
Consolidated Statements of Cash Flows - Years Ended               16
  December 31, 1998 and 1997
Notes to Consolidated Financial Statements                        17

                   Report of Independent Accountants

March 23, 1999


To the Board of Directors and
Shareholders of Santa Fe Financial Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Santa Fe Financial Corporation and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP






SANTA FE FINANCIAL CORPORATION

Consolidated Balance Sheet
------------------------------------------------------------------------------

                                                         December 31, 1998
                                                         -----------------
Assets
  Cash and cash equivalents                                 $    109,483
  Restricted cash                                                 53,423
  Investment in marketable securities:
    Available for sale                                        15,259,446
    Trading                                                    2,751,268
  Investment in Justice Investors                              6,291,260
  Rental property                                              1,882,432
  Other investments                                              294,767
  Note receivables                                               134,542
  Other assets                                                 1,354,725
                                                              ----------
    Total assets                                            $ 28,131,346
                                                              ==========



Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $  7,919,752
  Obligations for securities sold                              3,188,403
  Mortgage payable                                             1,227,534
  Accounts payable and accrued expenses                          400,334
                                                              ----------
    Total liabilities                                         12,736,023
                                                              ----------
  Minority interest                                            3,504,527
                                                              ----------

Commitments and contingencies

Shareholders' equity:
  6% Cumulative, convertible, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 63,600
    Liquidation preference of $858,600                             6,360
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    Issued and outstanding - 1,242,714                           124,272
  Additional paid-in-capital                                   8,807,942
  Accumulated other comprehensive income,
    net of deferred taxes                                         88,563
  Retained earnings                                            3,174,293
  Treasury stock, at cost, 33,324 shares                        (310,634)
                                                              ----------
    Total shareholders' equity                                11,890,796
                                                              ----------

    Total liabilities and shareholders' equity              $ 28,131,346
                                                              ==========

See accompanying notes to financial statements.


SANTA FE FINANCIAL CORPORATION.

Consolidated Statements of Income and Comprehensive Income
------------------------------------------------------------------------------


                                                           Years ended
                                                           December 31,
                                                         1998            1997
                                                  -----------     -----------
Revenues
  Equity in net income of Justice Investors       $ 3,021,878     $ 2,560,805
  Rental income                                       620,154               -
  Dividend and interest income                        455,541         824,524
  Net losses on marketable securities              (1,813,378)       (539,615)
  Other income                                       (238,961)        202,502
                                                    ---------       ---------
                                                    2,045,234       3,048,216
                                                    ---------       ---------

Costs and expenses
  Property operating expense                          491,043               -
  Mortgage interest expense                           122,453               -
  Depreciation expense                                174,034           3,885
  Margin interest and investment
   related expenses                                   355,120         134,298
  Professional and outside services                   252,204         175,270
  Litigation                                           47,647         265,863
  General and administrative                          617,537         597,390
                                                    ---------       ---------
                                                    2,060,038       1,176,706
                                                    ---------       ---------
Income (loss) before taxes and minority interest      (14,804)      1,871,510

Provision for income tax benefit (expense)             43,342        (831,993)
                                                    ---------       ---------
Income (loss) before minority interest                 28,538       1,039,517

Minority interest                                    (408,362)       (448,168)
                                                    ---------       ---------
Net (loss) income                                  $ (379,824)     $  591,349
                                                    =========       =========
  Basic earnings per share                         $    (0.30)   $       0.46
                                                    =========       =========

  Weighted average number of shares outstanding     1,270,376       1,276,038
                                                    =========       =========
Comprehensive income
  Net (loss) income                               $  (379,824)     $  591,349
    Other comprehensive income:
     Unrealized holding loss on
      marketable securities                        (2,676,918)       (778,871)
     Reclassification adjustment for
      holding loss included in net earnings         1,813,378         539,615
     Income tax benefit (expense) related to
      other comprehensive income                      764,834         222,534
                                                    ---------       ---------
  Total comprehensive income                      $  (478,530)    $   574,627
                                                    =========       =========

See accompanying notes to financial statements


SANTA FE FINANCIAL CORPORATION

Consolidated Statement of Shareholders' Equity
-----------------------------------------------------------------------------------

               Preferred Stock          Common Stock
               ----------------------------------------           Accumulated
               Shares               Shares            Additional  other
               out-                 out-              paid-in     comprehensive    Retained    Treasury
               standing  Amount     standing  Amount   capital     income           earnings     Stock          Total
               ------------------------------------------------------------------------------------------------------
Balance at
December 31,
1996            $   -   $    -     $638,019  $63,802  $8,277,137   $203,991       $3,029,750             $11,574,680


Issuance of
preferred
stock           31,800   3,180                           855,420                                             858,600

Purchase and
retirement of
Portsmouth
Square,Inc.
stock                                                   (324,615)                                           (324,615)

Net income                                                                           591,349                 591,349

Unrealized
holding loss
on marketable
securities,
net of tax                                                          (16,722)                                 (16,722)

                ----------------------------------------------------------------------------------------------------
Balance at
December 31,
1997            31,800   3,180      638,019  $63,802   $8,807,942  $187,269       $3,621,099             $12,683,292

Stock dividend  31,800   3,180      638,019   63,802                                 (66,982)                      -

Purchase of
 treasury stock                     (33,324)  (3,332)                                         (310,634)     (313,966)

Net loss                                                                            (379,824)               (379,824)

Unrealized
holding loss
on marketable
securities,
net of tax                                                          (98,706)                                 (98,706)

                ----------------------------------------------------------------------------------------------------

Balance at
December 31,
1998            63,600  $6,360    1,242,714 $124,272   $8,807,942  $ 88,563       $3,174,293  $(310,634) $11,890,796
                ----------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.




SANTA FE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
                                                     For the years ended
                                                         December 31,
                                                    1998              1997
                                                 -----------      -----------
Operating activities
Net (loss) income                               $   (379,824)     $   591,349
Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of Justice Investors     (3,021,878)      (2,560,805)
    Minority interest                                408,362          448,168
    Amortization of excess of market value
      Over carrying value                            (88,706)         (88,706)
    Depreciation                                     174,034            3,885
    Net losses on marketable securities            1,813,378          539,615
    Write-down of other investments                  307,665                -
    Change in operating assets and liabilities:
      Notes receivables                              141,346           14,794
      Other assets                                  (998,062)          49,080
      Accounts payable and accrued expenses          (56,331)           3,894
                                                   ----------       ----------
       Net cash used in operating activities      (1,700,016)        (998,726)


Investing activities
Cash distributions from Justice Investors          2,509,920        2,196,180
Purchase of marketable securities                (48,406,976)     (31,338,454)
Purchase of other investments                       (250,000)        (400,000)
Proceeds from sales of marketable securities      45,844,651       25,690,738
Purchases of property, furniture and equipment      (139,445)               -
Purchase of interest in Woodland Village, Inc.             -           25,599
                                                   ----------        ---------
    Net cash used in investing activities           (441,850)      (3,825,937)
                                                   ----------        ---------

Financing activities
Increase in due to securities broker               2,253,245       5,666,507
Purchase and retirement of common stock                    -        (324,615)
Purchase of treasury stock                          (313,966)              -
Dividends paid to minority shareholders of
  Portsmouth Square, Inc.                           (126,713)       (133,295)
Mortgage principle payment                           (19,079)              -
                                                   ----------      ----------
    Net cash provided by financing activities      1,793,487       5,208,597
                                                   ----------      ----------
Net increase (decrease) in cash and
  cash equivalents                                  (348,379)        383,934
Cash and cash equivalents at the
  beginning of the year                              511,285         127,351
                                                   ----------      ----------
Cash and cash equivalents at end of year        $    162,906      $  511,285
                                                   ==========      ==========

Supplemental information
Income taxes paid, net of refunds               $ 1,097,800       $   815,000
                                                 ==========        ==========
Margin interest paid                            $   279,520       $   134,298
                                                 ==========        ==========
Noncash activities
  Issuance of preferred stock in
    exchange for Woodland                       $         -       $   858,600
                                                 ==========        ==========

See accompanying notes to financial statements.

SANTA FE FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements
------------------------------------------------------------------------------
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Santa Fe Financial Corporation's (the "Company") operations have been primarily limited to partnership income from its investment in Justice Investors (see Note 3) and income from various investment activities. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. (Woodland) from a related party (See Note
9), The InterGroup Corporation ("InterGroup"), which controls approximately 52% of the voting stock of the Company. Woodland's major asset is a 100-unit apartment complex located in Cincinnati, Ohio.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its 67.2% owned subsidiary, Portsmouth Square, Inc. (PSI), and its 55.4% owned subsidiary, Woodland. All material intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of PSI was accounted for as a purchase and the assets and minority interest of PSI were recorded at their fair values. The Company's cost was less than its pro rata interest in the fair value of PSI's net assets by approximately $3.6 million. The excess of fair value over the allocated carrying amount of the investment in PSI is being amortized to other income over 40 years. The remaining unamortized amount at December 31, 1998 and 1997 was approximately $2.6 million and $2.7 million, respectively.

The Company acquired Woodland on December 31, 1997 and accounted for the transaction under the purchase method of accounting. As the acquisition took place on the last day of the year, Woodland's revenues and expenses for 1997 are not included in the Company's consolidated statement of income for that year. Woodland's revenues and expenses for the year ended December 31, 1998 are included in the consolidated statement of income for that year. The asset and liability accounts of Woodland as of December 31, 1998 and 1997 are included in the consolidated balance sheet.

On May 5, 1988, the Company's Board of Directors approved a two-for-one stock split of the Company's $.10 par value Common Stock in the form of a stock dividend. The stock dividend was paid on June 15, 1998 to shareholders of record as of May 22, 1998. Where applicable, the Company's financial statements have been restated to reflect the impact of the stock split.

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company currently operates in one business segment, as the parent company of PSI and Woodland Village.

During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

During 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 addresses the accounting for derivative instruments, including derivative instruments imbedded in other contracts and hedging activities. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.


Cash Equivalents and Restricted Cash

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, repairs and replacements of the rental property, and tenant security deposits.


Investment in Marketable Securities

The Company has classified its portfolio of marketable investment securities as available-for-sale and has reported it at fair value, as primarily determined by quoted market prices, with unrealized gains and losses, net of deferred taxes, reported in accumulated other comprehensive income. Any unrealized gains or losses related to short positions are recognized in earnings in the current period. The Company borrows funds from securities brokers to purchase marketable securities under standard margin agreements.

Certain securities may be classified as trading securities to correspond with obligations of the same securities sold short. These securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings.

Realized gains and losses are included in net losses on marketable securities. The cost of securities sold is determined based on the specific identification method. Interest and dividends from securities classified as available-for-sale are included in investment and interest income.

Obligations for Securities Sold

Obligation for securities sold represents the fair value of securities sold short. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in earnings.

Rental Property

Rental property is stated at cost. Depreciation of rental property is provided on the straight-line method based upon estimated useful life of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

The carrying value of real estate is assessed regularly by management based on operating performance of the property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized in 1998 or 1997.

Rental income is recognized when earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant.

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

Revenue Recognition

During 1998 and 1997, the major source of the Company's revenue was its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California in which the Company's subsidiary, PSI, is both a limited and general partner. PSI and the Company account for the investment under the equity method.

Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of December 31, 1998 and 1997, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.


Accounting for Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows generated by those assets are less than their carrying value. During 1998 and 1997, the Company did not record any impairment losses.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.
As of December 31, 1998 and 1997, the Company had a reserve against deferred tax assets of $510,576 and $782,894, respectively. Based on the Company's earnings history and projections, management considers the Company's net deferred tax asset to be realizable.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 - INVESTMENT IN MARKETABLE SECURITIES

The following is a summary of the Company's investment in marketable securities:


                                        Gross          Gross
                                     Unrealized      Unrealized       Fair
                          Cost          Gains          Losses         Value
                       ----------    ----------      ----------     ---------
December 31, 1998
Equity securities     $17,219,058    $5,081,932      (5,004,701)   $17,296,289
Debt securities           643,866        73,959          (3,400)       714,425
                       ----------     ---------      ----------     ----------
                      $17,862,924    $5,155,891     $(5,008,101)   $18,010,714
                       ==========     =========      ==========     ==========

December 31, 1997
Equity securities     $11,511,052    $1,527,232    $(1,341,717)   $11,696,567
Mutual funds              634,431         7,955              -        642,386
Debt securities         1,980,302       127,652         (8,290)     2,099,664
                       ----------     ---------      ---------     ----------
                      $14,125,785    $1,662,839    $(1,350,007)   $14,438,617
                       ==========     =========      =========     ==========

Gross realized gains and losses on sales of marketable securities totaled $4,393,859 and $6,207,237 respectively, during the year ended December 31, 1998, and $1,364,437 and $1,904,052, respectively, during the year ended December 31, 1997.

Gross realized gains and losses included in earnings from the transfer of securities from available-for-sale to trading totaled $2,267,071 and $36,153, respectively, during the year ended December 31, 1998. There were no such transfers in 1997.

The amortized cost and fair value of debt securities at December 31, 1998, by contractual maturity, are shown below:

                                                    Cost         Fair Value
                                                  ---------      ----------
 Due in one year or less                         $   60,332     $    64,200
 Due after one year through five years              275,227         288,900
 Due after five years through ten years             198,082         254,500
 Due after ten years                                110,225         106,825
                                                  ---------       ---------
                                                 $  643,866     $   714,425
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

                              CONDENSED BALANCE SHEETS

                                                             December 31,
                                                          1998         1997
                                                          ----         ----
Assets

Total current assets                                   $1,696,404   $  500,374
Property, plant and equipment, net of accumulated
 depreciation of $10,999,473 in 1998 and
 $10,607,195 in 1997                                    5,576,210    5,968,488
Loan fees and deferred lease costs, net of accumulated
 amortization of $116,783 in 1998 and $85,741 in 1997     193,629      224,671
                                                        ---------    ---------
                                                       $7,466,243   $6,693,533
                                                        =========    =========

Liabilities and partners' equity
Total current liabilities                              $   57,292   $  293,166
Long-term liabilities - Note B                          2,604,686    2,624,127
Partners' capital - Note C                              4,804,265    3,776,240
                                                        ---------    ---------
                                                       $7,466,243   $6,693,533
                                                        =========    =========


                         CONDENSED STATEMENTS OF OPERATIONS

                                                            December 31,
                                                         1998          1997
                                                         ----          ----
Revenues - Note A                                      $7,036,744   $6,194,532
Costs and expenses                                        968,716    1,052,354
                                                        ---------    ---------
 Net income                                            $6,068,028   $5,142,178
                                                        =========    =========


Note A - Revenues include $1,337,833 and $1,212,491 for the years ended December 31, 1998 and 1997, respectively, of garage rental income from the garage lessee who is also the managing general partner of Justice Investors.

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

Note B - During 1995, Justice Investors refinanced its long-term debt obligations. The long-term debt at December 31, 1998 and 1997 consists of a revolving, reducing line of credit agreement payable to Wells Fargo Bank. The line of credit is collateralized by a trust deed on land, hotel property and the Partnership's interest in hotel and garage leases. The line of credit agreement provides for maximum borrowings at December 31, 1997 of approximately $7,100,000 with an annual reduction of the maximum borrowings to approximately $4,500,000 at the December 31, 2004 maturity date and generally provides for interest at LIBOR plus 2% per annum (the annual rate on $4,000,000 of principal is guaranteed not to exceed 11.5%).

Note C - During each of the years ended December 31, 1998 and 1997, total annual distributions to partners amounted to approximately $5,040,000 and $4,410,000, respectively.

NOTE 4 - RENTAL PROPERTY

At December 31, 1998 and 1997, rental property consisted of a 100-unit apartment complex named Woodland Apartments located in Cincinnati, Ohio and which is held by the Company's 55.4% owned subsidiary, Woodland. The property is accounted for at cost and includes the following:

                                                     December 31,
                                                  1998          1997
                                               -------       -------
Investment in real estate:
  Land                                      $   286,104    $  283,476
  Buildings, improvements and equipment       3,057,097     2,920,653
  Accumulated depreciation on buildings,
    improvements and equipment               (1,460,769)   (1,287,108)
                                              ---------     ---------
                                             $1,882,432    $1,917,021
                                              =========     =========


NOTE 5 - DUE TO SECURITIES BROKER

Various securities brokers have advanced funds for the purchase of marketable securities under standard margin agreements. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on margin balances is based on the Federal Funds rate plus 0.875% (6.125% at December 31, 1998). The interest rate on cash or deposits is based on the Federal Funds rate less 0.5% (4.75% at December 31, 1998). The interest rate on interest rebates in connection with short positions is based on the Federal Funds rate less 0.375% (4.875% at December 31, 1998).


NOTE 6 - MORTGAGE NOTE PAYABLE

At December 31, 1998, the balance on Woodland's mortgage note payable was $1,227,534. The mortgage is collateralized by a trust deed on the apartment complex. Principal and interest payments of $11,133 are required monthly until maturity in July of 2004. The fixed interest rate on the loan is 9.25%. The annual principal payments on the mortgage note payable for the five-year period commencing January 1, 1999 are approximately as follows:

          Year ending December 31,
          ------------------------
                   1999                 $   21,000
                   2000                     23,000
                   2001                     25,000
                   2002                     28,000
                   2003                     33,000
                   Thereafter            1,098,000
                                         ---------
                            Total       $1,228,000
                                         =========

NOTE 7 - INCOME TAXES
The Company and PSI file separate tax returns for both federal and state purposes. The provision for income taxes consists of the following:


                                                           Year ended
                                                           December 31,
                                                       1998            1997
                                                       ----            ----
 Federal
   Current                                         $  799,995      $  689,632
   Deferred (credit)                                 (824,114)        (53,883)
                                                    ---------       ---------
                                                      (24,119)        635,749
                                                    =========       =========

 State
   Current                                            213,550         207,398
   Deferred (credit)                                 (232,773)        (11,154)
                                                    ---------       ---------
                                                      (19,223)        196,244
                                                    ---------       ---------
                                                   $  (43,342)     $  831,993
                                                    =========       =========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:
                                                             Years ended
                                                             December 31,
                                                          1998         1997
                                                          ----         ----
  Statutory federal tax rate                              34.0%        34.0%
  Amortization of excess of fair value over the
   allocated carrying amount of the investment in PSI    203.7            -
  Dividends received deduction                            50.4            -
  State income taxes, net of federal tax benefit        (164.5)         6.9
  Operating losses for which no benefit has been
   provided, net of change in the valuation allowance    428.8          1.7
  Other                                                   (5.5)         1.9
                                                         -----        -----
                                                         292.8%        42.2%
                                                         =====        =====
The components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                     December 31,
                                                 1998            1997
                                                 ----            ----
 Deferred tax assets
  Net operating loss carryforwards           $  510,500       $ 595,500
  State income taxes                             20,000          70,515
  Capital loss carryforwards                  1,090,000         229,643
  Other miscellaneous differences                69,133           9,406
                                              ---------         -------
 Gross deferred tax asset                     1,689,633         905,064
  Valuation allowance                          (510,576)       (782,894)
                                              ---------         -------
 Net deferred tax asset                      $1,179,057       $ 122,170
                                              =========         =======
 Deferred tax liabilities
  Unrealized gain on marketable securities   $   93,097       $ 125,564
                                              =========         =======

At December 31, 1998, the Company had net operating losses available for carryforward for federal and state income tax purposes of approximately $1,000,000 and $387,000, respectively. The federal income tax loss carryforward will begin expiring in 2004, unless previously utilized. In 1993, California reduced the carryover period allowed for utilization of net operating loss carryovers from 15 years to 5 years. Accordingly, the California tax loss carryforward began expiring in 1995. The realization of future benefits from net operating loss carryforwards may be limited under the Internal Revenue Code if certain cumulative changes occur in the Company's ownership. The Company has recorded a valuation allowance against those deferred tax assets which, in management's estimation, may not be realizable.


NOTE 8 - SHAREHOLDERS' EQUITY

On August 12, 1997, shareholders approved an Amendment of the Company's Articles of Incorporation to increase the number of authorized shares to 3,000,000, which included 2,000,000 shares of common stock at $.10 par value and 1,000,000 shares of preferred stock at $.10 par value. The Amendment was filed with the Nevada Secretary of State on December 4, 1997.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split (see below), the number of Preferred Shares was adjusted to 63,800. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight year conversion exercise period. The preferred stock has voting rights as if converted into common stock. InterGroup has notified the Company that it has elected to forego any dividend payments on the preferred stock for the year ended December 31, 1998.

On June 15, 1998, the Company issued a two-for-one stock split in the form of a stock dividend to its shareholders of record as of May 22, 1998. Where applicable, the Company's financial statements have been restated to reflect the impact of the stock split.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 1998, InterGroup owned approximately 45.5% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 48.2% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 4% of the Company's outstanding common stock as of December 31, 1998. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup now has the power to vote in excess of 52% of the voting shares of the Company.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its subsidiary, Portsmouth based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the years ended December 31, 1998 and 1997, the Company and Portsmouth made payments to InterGroup of approximately $162,000 and $150,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

During 1997, the Company purchased a controlling 55.4% interest in Woodland from InterGroup (See Note 1). In exchange for that interest in Woodland, the Company issued to InterGroup 31,800 shares (63,600 shares post stock split)of 6% cumulative, convertible, voting preferred stock.

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

The Company had an operating lease agreement for office space through June 30, 1999. On October 31, 1998, the operating lease was terminated without further obligation to the Company. At December 31, 1998, the Company had no minimal rental payments due under the lease. Rent expense for the years ended December 31, 1998 and 1997 totaled approximately $28,000 and $33,600, respectively.


NOTE 10- COMMITMENTS AND CONTINGENCIES

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares to InterGroup. As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. During March 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted the applications for attorneys' fees and costs in the total amount of approximately $936,000. That award bears interest at the statutory rate of 10% per annum and has been appealed by the plaintiffs in that action.

During 1996, the Company's subsidiary, PSI, was served with a personal injury action in the San Francisco Superior Court. The suit names more than 60 defendants, including the managing general partner of Justice Investors and alleges injuries suffered as a result of exposure to asbestos-containing materials. The complaint seeks an unspecified amount of damages. Portsmouth was defended through its insurance carrier under a reservation of rights. During 1997, the trial court granted Portsmouth's motion for summary judgment. That judgment became final on April 13, 1998 and was not appealed. Since Portsmouth's insurance carrier paid for the cost of the defense, the resolution of this claim did not have any effect on the Company's consolidated financial position or results of operations.


Item 8. Changes in Accountants.
None.

                             PART III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a)of The Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Party Transactions.

The information for Part III, Items 9 through 12, are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1999, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.


Item 13.  Exhibits and Reports on Form 8-K.

     (a) Listing of Exhibits by Table Number
         -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

           Exhibit                                                 Page
           -------                                                 ----

   3.(i)  Articles of Incorporation                                 ***
     (ii) Bylaws                                                    *

   4.     Instruments defining he rights of Security Holders,       *
          including indentures (see Articles of Incorporation and Bylaws)

   10.    Material Contracts
          (a) Securities Purchase Agreement dated December 20,      **
              1994 between Santa Fe Financial Corporation and
              The InterGroup Corporation

   21.    Subsidiaries:

          (1) Portsmouth Square, Inc. (67.2%)
              Incorporated on July 6, 1967 in California

          (2) Intergroup Woodland Village, Inc. (55.4%)
              Incorporated on August 5, 1993 in Ohio

   22.    Published report regarding matters
          submitted to vote of Security Holders -

              Proxy Statement for Annual Meeting of
              Shareholders to be held May 4, 1999, which will be filed with the Commission within one hundred twenty (120) days of the fiscal year pursuant to Regulation 14A

   27.    Financial Data Schedule                                   36

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

*** Restated Articles of Incorporation, dated August 12, 1997, were previously filed on March 31, 1998 with Registrant's Form 10-KSB Annual Report for the year ended December 31, 1997 and is incorporated herein by reference.


     (b) Reports on Form 8-K
         -------------------

Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

     (c) Financial Statements and Schedules Required by Regulation S-X
         -------------------------------------------------------------

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE

Independent Auditor's Report                                   28
Balance Sheets - December 31, 1998 and 1997                    29
Statements of Income and Partners' Capital - Years             30
  Ended December 31, 1998 and 1997
Statements of Cash Flows - Years Ended                         31
  December 31, 1998 and 1997
Notes to Financial Statements - December 31, 1998 and 1997     32


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

                            January 27, 1999

Managing General Partner
Justice Investors
(A Limited Partnership)
San Francisco, California

                   Independent Auditor's Report
                   ----------------------------

We have audited the accompanying balance sheets of Justice Investors ( A Limited Partnership) as of December 31, 1998, and 1997, and the related statements of income and partners' capital and cash flows years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for years then ended, in conformity with generally accepted accounting principles.



/s/ COLLIER AND MARKOWITZ
Certified Public Accounts

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 1998 and 1997
                       --------------------------

                                                       1998           1997
                                                       ----           ----
                                   ASSETS
                                   ------
Current assets
  Cash                                             $    3,265     $        -
  Rents receivable                                  1,688,253        465,751
  Prepaid expenses                                      4,886         34,623
                                                    ---------       --------
       Total current assets                         1,696,404        500,374
                                                    ---------       --------
Fixed assets
  Office equipment (net of accumulated
    depreciation of $3,846 in 1998 and
    $2,936 in 1997)                                     1,707          2,617
  Building and improvements (net of accumulated
    depreciation of $10,995,627 in 1998 and
    $10,604,259 in 1997)                            4,450,375      4,841,743
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            5,576,210      5,968,488
                                                    ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $110,875 in 1998 and $81,310 in 1997)           177,382        206,947
 Deferred lease costs (net of accumulated
   amortization of $5,908 in 1998 and
   $4,431 in 1997)                                     16,247         17,724
                                                    ---------      ---------
      Total other assets                              193,629        224,671
                                                    ---------      ---------
      Total assets                                 $7,466,243     $6,693,533
                                                    =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses      $   50,539     $   86,916
  Rents received in advance                               200        206,250
  Accrued interest                                      6,553              -
                                                    ---------      ---------
      Total current liabilities                        57,292        293,166
Long-term liabilities
  Notes payable                                     2,604,686      2,624,127
                                                    ---------      ---------
      Total liabilities                             2,661,978      2,917,293
Commitment - Lease commission
Partners' capital                                   4,804,265      3,776,240
                                                    ---------      ---------
       Total liabilities and partners' capital     $7,466,243     $6,693,533
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                            JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 1998 and 1997
                  --------------------------------------

                                                         1998           1997
                                                          ----          ----
Revenues
  Rental income
    Hotel                                           $5,677,119    $4,977,471
    Garage                                           1,337,833     1,212,491
    Other                                                2,400         2,400
                                                     ---------     ---------
      Total rental income                            7,017,352     6,192,362
    Interest income                                          -         2,170
    Miscellaneous income                                19,392             -
                                                     ---------     ---------
      Total revenues                                 7,036,744     6,194,532
                                                     ---------     ---------

Expense
  Interest                                             175,468       241,641
  Depreciation and amortization                        423,320       450,181
  Lease commission                                      56,771        49,776
  Property taxes                                        41,928        41,428
  Repairs and maintenance                                    -         3,208
  General and administrative
    Administrative expenses                            150,000       150,000
    Accounting fees                                      9,999        10,263
    Audit and tax preparation                           25,527        21,700
    Business taxes                                      20,554        18,829
    Bank charges                                         6,935         6,319
    Consultants                                          5,005         2,210
    Franchise taxes                                        800           800
    Insurance expense                                   45,518        39,421
    Legal fees                                           6,178        11,918
    Office expense and miscellaneous                       713         4,660
                                                     ---------     ---------
      Total expenses                                   968,716     1,052,354
                                                     ---------     ---------

Net income                                           6,068,028     5,142,178
Partners' capital at beginning of
  year                                               3,776,240     3,044,061
Less distributions to partners                      (5,040,003)   (4,409,999)
                                                     ---------     ---------
Partners' capital at end of year                    $4,804,265    $3,776,240
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)
                       STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1998 and 1997
                --------------------------------------
            Increase (Decrease) in Cash and Cash Equivalents

                                                          1998          1997
                                                          ----          ----
Cash flows from operating activities
  Cash received from tenants                        $5,588,801    $6,079,723
  Interest received                                          -         2,170
  Interest paid                                       (168,915)     (242,973)
  Cash paid for other operating
    activities                                         (357,178     (349,956)
                                                      ---------    ---------
     Net cash provided by operating
        activities                                    5,062,708    5,488,964
                                                      ---------    ---------
Cash flows from investing activities
  Capital expenditures                                        -     (447,793)
                                                      ---------    ---------
Net cash used in
  investing activities                                        -     (447,793)
                                                      ---------    ---------

Cash flows from financing actives
  Distributions to partners                         (5,040,003)   (4,409,999)
  Proceeds from borrowing of long-
    term debt                                        3,992,727     4,375,802
  Principal payments of long-term
    debt                                            (4,012,167)   (5,035,964)
  Payments (advances)-garage lessee                          -             -
                                                    ----------    ----------
     Net cash used in financing
       activities                                   (5,059,443)   (5,070,161)
Net decrease in cash and
  cash equivalents                                       3,265       (28,990)
Cash and cash equivalents at
  beginning of year                                          -        28,990
                                                     ---------     ---------
Cash and cash equivalents at end
of year                                             $    3,265    $        -
                                                     =========     =========
Reconciliation of net income to net
  cash provided by operating
  activities
Net income                                          $6,068,028    $5,142,178
                                                     ---------     ---------
Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation and amortization                       423,320       450,181
   Rents receivable                                 (1,222,502)     (110,556)
   Prepaid expenses                                     29,737         1,412
   Accounts payable                                    (36,378)        9,164
   Rents paid in advance                              (206,050)       (2,083)
   Interest payable                                      6,553        (1,332)
                                                     ---------     ---------
                                                    (1,005,320)      346,786
                                                     ---------     ---------
Net cash provided by operating
  activities                                        $5,062,708    $5,488,964
                                                     =========     =========
Supplemental disclosures of cash
  flows information:
    Cash paid during the year for:
      Interest                                      $  168,915    $  242,973


The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1998 and 1997
                    --------------------------

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

Rents Receivable
----------------
Management believes that all rents receivable as of December 31, 1998 and 1997, were fully collectible. Therefore, no allowance for doubtful accounts was recorded.

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

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1998 and 1997
                    --------------------------

LONG-TERM DEBT
--------------
At December 31, 1998 and 1997, long-term debt consisted of the following:


                                                          1998           1997
                                                          ----           ----
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at LIBOR PLUS 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                            $2,590,000    $2,200,000


  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provided for interest
  at prime rate per annum due December 31, 2004          14,686        424,127
                                                      ---------      ---------
                                                     $2,604,686     $2,624,127
                                                      =========      =========

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1997                                  7,057,050
  December 31, 1998                                  6,796,678
  December 31, 1999                                  6,506,363
  December 31, 2000                                  6,182,662
  December 31, 2001                                  5,821,736
  December 31, 2002                                  5,419,302
  December 31, 2003                                  4,970,590
  December 31, 2004                                  4,470,275

Maturities of long-term debt for each of the next five years are as follows:

  1999                                              $        -
  2000                                                       -
  2001                                                       -
  2002                                                       -
  Subsequent to 2003                                 2,604,686
                                                     ---------
                                                    $2,604,686
                                                     =========

                        JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1998 and 1997
                    --------------------------

MINIMUM FUTURE RENTALS
----------------------
Minimum future rentals to be received on non-cancelable leases as of December 31, 1998 for each of the next five years and in the aggregate are:

    1999                                         $ 2,761,000
    2000                                           2,761,000
    2001                                           2,761,000
    2002                                           2,761,000
    2003                                           2,761,000
    Subsequent to 2003                             4,305,250
                                                  ----------
                                                 $18,110,250
                                                  ==========

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


RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                  1998           1997
                                                  ----           ----
  General partners                            $150,000       $150,000
  Legal services                                 6,178         11,918
                                               -------        -------
                                              $156,178       $161,918
                                               =======        =======

The garage lessee, the managing general partner, paid the Partnership $1,337,833 and $1,212,491 during 1998 and 1997, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 1998 and 1997 were $115,794 and $99,046, respectively. Accounts payable to general partners at December 31, 1998 and 1997 were $30,000 and $30,000.

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


Date:  March 30, 1999              By /s/ John V. Winfield
       --------------                 ----------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: March 30, 1999                  /s/ L. Scott Shields
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


Date: March 30, 1999                  /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

Date: March 30, 1999                  /s/ L. Scott Shields
      --------------                  ---------------------------------------
                                      L. Scott Shields, Treasurer
                                      and Chief Financial Officer


Date: March 30, 1999                  /s/ John C. Love
      --------------                  ---------------------------------------
                                      John C. Love,
                                      Director


Date: March 30, 1999                  /s/ William J. Nance,
      --------------                  ---------------------------------------
                                      William J. Nance,
                                      Director