Form 10QSB
period 1999-03-31
SANTA FE FINANCIAL CORP
filed 1999-05-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1999


                       SANTA FE FINANCIAL CORPORATION
                       ----------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

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


 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,240,183 shares of issuer's No Par Value Common Stock were outstanding as of May 10, 1999.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                     SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                          PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--March 31, 1999 (Unaudited)              3

    Consolidated Statement of Income and Comprehensive Income
     (Unaudited)--Three Months ended March 31, 1999 and 1998            4

    Consolidated Statement of Cash Flows (Unaudited)--
     Three Months ended March 31, 1999 and 1998                         5

    Notes to Consolidated Financial Statements -March 31, 1999          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 9

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders          12

  Item 6. Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                             12

                               PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                        Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                                                            March 31,
                                                              1999
                                                         -------------
Assets
  Cash and cash equivalents                               $    305,793
  Restricted cash                                               83,625
  Investment in marketable securities
    Available for sale                                      14,369,229
    Trading                                                  4,569,800
  Investment in Justice Investors                            6,339,325
  Rental property                                            1,844,256
  Other investments                                            344,766
  Note receivables                                             125,393
  Other assets                                               1,822,769
                                                            ----------
Total assets                                              $ 29,804,956
                                                            ==========
Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                $  6,025,043
  Obligations for securities sold                            6,033,737
  Mortgage payable                                           1,220,774
  Accounts payable and accrued expenses                        886,609
                                                            ----------
Total liabilities                                           14,166,163
                                                            ----------

Minority interest                                            3,636,209
                                                            ----------
Commitments and contingencies

Shareholders' equity:
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued and outstanding - 1,242,714                          124,272
  Additional paid-in capital                                 8,807,942
  Accumulated other comprehensive income,
   net of deferred taxes                                       776,430
  Retained earnings                                          2,598,214
  Treasury stock, at cost, 33,324 shares                      (310,634)
                                                           -----------
Total shareholders' equity                                  12,002,584
                                                           -----------
Total liabilities & shareholders' equity                  $ 29,804,956
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)


For three months ended March 31,                  1999                1998
                                               ---------            --------
Revenues
  Equity in net income of Justice
   Investors                                  $ 564,399          $  606,400
  Dividend and interest income                  199,565             161,030
  Net (losses) gains on marketable
   securities                                  (992,962)            393,677
  Rental income                                 153,478             126,144
  Other income                                   (1,966)             28,176
                                               ---------          ---------
                                                (77,486)          1,315,427
                                               ---------          ---------
Costs and expenses
  Property operating expense                     62,961             104,904
  Mortgage interest expense                      28,348              32,876
  Depreciation expense                           44,472              26,967
  Margin interest and investment
   related expenses                             129,183             127,375
  Professional and outside services              63,366              79,652
  Litigation                                          -              20,275
  General and administrative                    117,844             158,390
                                               ---------          ---------
                                                446,174             550,439
                                               ---------          ---------
Income (loss) before income taxes
 and minority interest                         (523,660)            764,988

Income tax benefits (expense)                   189,900            (275,800)
                                               ---------          ---------
Income (loss) before minority interest         (333,760)            489,188

Minority interest                              (242,321)           (108,498)
                                               ---------          ---------

Net (loss) income                             $(576,081)          $ 380,690
                                               =========          =========

Basic (loss) earnings per share               $   (0.45)         $     0.30
                                               =========          =========
Weighted average number of shares
  outstanding                                  1,270,376          1,276,038
                                               =========          =========
Comprehensive income
  Net (loss) income                           $ (576,081)        $  380,690
    Other comprehensive income:
     Unrealized holding (loss) gain
      on marketable securities                  (427,133)         1,627,643
     Reclassification adjustment for holding
      gain (loss) included in net earnings       992,962           (393,677)
     Income tax benefit (expense) related to
      other comprehensive income                 122,038           (465,041)
                                               ---------          ---------
  Total comprehensive income                  $  111,786         $1,149,615
                                               =========          =========

See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                       1999           1998
                                                   -----------    -----------
Operating activities
  Net (loss) income                                $  (576,081)  $    380,690
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Equity in net income of Justice Investors         (564,399)      (606,400)
    Net loss (gain) on marketable securities           992,962       (393,677)
    Minority interest                                  242,231        108,498
    Amortization of excess of market value
      over carrying value                               22,176         22,176
    Depreciation expense                                44,472         26,967
    Changes in operating assets and liabilities
     Other assets                                     (468,044)        89,508
    Decrease in notes receivable                         9,152        165,620
     Accounts payable and accrued expenses             486,275        153,513
                                                    ----------     ----------
Net cash provided by (used in) operating
 activities                                            188,834        (53,105)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors            418,320        418,320
  Purchase of Portsmouth Square stock                        -        (36,133)
  Purchase of marketable securities                 (7,241,375)   (13,274,186)
  Purchase of other investments                        (50,000)      (275,000)
  Proceeds from sale of marketable securities        6,036,521     11,577,297
  Purchase of property, furniture and fixtures          (6,296)       (16,475)
                                                    ----------     ----------
Net cash (used in) provided by investing
 activities                                           (842,830)    (1,606,177)
                                                    ----------     ----------

Financing activities
  Increase (decrease) in due to securities broker   (1,894,709)     1,529,628
  Increase in obligations for securities sold        2,845,334              -
  Mortgage principal payment                            (6,760)        (4,606)
  Dividends paid to minority shareholders
   of Portsmouth Square                                (63,357)       (63,357)
                                                    ----------     ----------
Net cash provided by financing activities              880,508      1,461,665
                                                    ----------     ----------
Net increase (decrease) in cash and
 cash equivalents                                      226,512       (197,617)
                                                    ----------     ----------
Cash and cash equivalents at beginning of period       162,906        382,021
                                                    ----------     ----------
Cash and cash equivalents at end of period        $    389,418   $    184,404
                                                    ==========     ==========


See accompanying notes to consolidated financial statements.

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

Certain reclassifications have been made to the financial statements as of March 31, 1999 and for the three months then ended to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.



2.  Investment in Justice Investors
    -------------------------------

The Company's principal sources of revenue continue to be derived from the investment of its 67.2%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% interest in the limited partnership which owns and leases a Holiday Inn in San Francisco, California. Portsmouth also serves as one of the two general partners of Justice Investors. Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:


                          JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET

                                                        March 31, 1999
                                                        --------------
Assets
Total current assets                                      $  550,425
Property, plant and equipment, net of
  accumulated depreciation of $11,093,009                  5,482,674
Loan fees and deferred lease costs,
  net of accumulated amortization of $124,543                185,869
                                                           ---------
                                                          $6,218,968
                                                           =========

Liabilities and partners' equity
Total current liabilities                                 $   21,371
Long-term debt                                             1,100,000
Partners' equity                                           5,097,597
Total liabilities and                                      ---------
  partners' equity                                        $6,218,968
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


Three months ended March 31,           1999           1998
                                    ----------     ----------
Revenues                            $1,358,686     $1,495,605
Costs and expenses                     225,354        277,934
                                     ---------      ---------
Net income                          $1,133,332     $1,217,671
                                     =========      =========


3. Investment in Marketable Securities
   -----------------------------------

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


4. Related Party Transactions
   --------------------------

As of March 31, 1999, InterGroup owned approximately 45.5% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 48.2% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 4% of the Company's outstanding common stock as of March 31, 1999. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup now has the power to vote in excess of 52% of the voting shares of the Company.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, The InterGroup Corporation ("InterGroup"), based on management's estimate of the utilization of resources. For the three months ended March 31, 1999, the Company and Portsmouth made payments to InterGroup of approximately $83,500 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below and in the Company's Form 10-KSB for the year ended December 31, 1998, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

Three Months Ended March 31, 1999 Compared to Three Months
Ended March 31, 1998

Comparison of operating results for the three months ended March 31, 1999 to the three months ended March 31, 1998 shows a net loss of $576,081 as compared to net income of $380,690. That result is primarily attributable to net losses on marketable securities of $992,962 and a 7% decline in partnership income from Justice Investors from $606,400 to $564,399, partially offset by a 23.9% increase in dividend and interest income from $161,030 to $199,565 and a 21.7% increase in rental income from $126,144 to $153,478 from Woodland Village.

The net loss on marketable securities reflect management's continuing efforts to reposition the Company's investment portfolio by selling certain underperforming securities. The decrease in partnership income was primarily attributable to a 14.6% decrease in hotel rental income due to the loss of meeting room and other revenues while the common areas of the hotel were being renovated in January and February 1999.

Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The 18.9% decrease in costs and expenses from $550,439 to $446,174 primarily reflects savings in general and administrative expenses due to the consolidation of certain accounting and administrative functions of the Company and Santa Fe to the Los Angeles, California offices of Santa Fe's parent corporation, InterGroup and lower property operating expenses attributable to Woodland Village.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, Portsmouth also receives monthly management fees as a general partner. The Company also derives revenue from its investment in a multi-family real estate property and the investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. The general partners decided to continue monthly distributions at the higher monthly rate for 1998 and 1999. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the three months ended March 31, 1999, Portsmouth received cash distributions of $418,320 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in accumulated other comprehensive income. As of March 31, 1999, the Company had gross unrealized gains of $5,756,950 and gross unrealized losses of $4,469,212 on marketable securities.

Certain securities may be classified as trading securities to correspond with obligations of the same securities sold short. These securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings. Gross realized gains and losses related to trading securities totaled $2,078,727 and $2,065,231 respectively.

On August 14, 1998 the Company authorized a limited buy-back program of its Common Stock. The Company may from time to time, in the discretion of management, buy back up to a total of 50,000 shares of its Common Stock, depending on market conditions and other factors consistent with corporate policy and as limited by state and federal law. As of March 31, 1999, the Company had repurchased 33,324 of its shares in open market and private transactions for an aggregate amount of $313,966.

At March 31, 1998, the Company's current assets were $19,798,606. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


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

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 1999, at he Park Hyatt Hotel in Los Angeles, California. At that meeting all of management's nominees, John V. Winfield, John C. Love and William J.
Nance, were elected Directors of Santa Fe to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Price-waterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999. A tabulation of the votes is as follows:

Proposal (1) - Directors:         Votes for    Against    Abstained
                                  ---------    -------    ---------
  John V. Winfield                 800,098          -       4,380

  John C. Love                     800,778          -       3,700

  William J. Nance                 800,098          -       4,380

Proposal (2) - Accountants:        799,362      2,408       2,708
  Price Waterhouse LLP


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - the Financial Data Schedule is filed as an exhibit to this report.

         (b) Registrant filed no reports on Form 8-K during the period covered by this report:



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SANTA FE FINANCIAL CORPORATION
                                                       (Registrant)

Date: May 13, 1999                            by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date: May 13, 1999                           by /s/   David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                 (Principal Accounting Officer)