Form 10QSB
period 1999-06-30
SANTA FE FINANCIAL CORP
filed 1999-08-03
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1999


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


 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,233,214 shares of issuer's $.10 Par Value Common Stock were outstanding as of August 2, 1999.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                     SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--June 30, 1999 (Unaudited)               3

    Consolidated Statement of Income and Comprehensive Income
     (Unaudited)--Three Months ended June 30, 1999 and 1998             4

    Consolidated Statement of Income and Comprehensive Income
     (Unaudited)--Six Months ended June 30, 1999 and 1998               5

    Consolidated Statement of Cash Flows (Unaudited)--
     Six Months ended June 30, 1999 and 1998                            6

    Notes to Consolidated Financial Statements -June 30, 1999           7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                10

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Securities Holders        12

  Item 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                             13



                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                                                            June 30,
                                                              1999
                                                         -------------
Assets
  Cash and cash equivalents                               $    172,719
  Restricted cash                                               46,902
  Investment in marketable securities
    Available for sale                                      15,431,366
    Trading                                                  3,458,650
  Investment in Justice Investors                            6,908,560
  Rental property                                            1,812,049
  Other investments                                            442,335
  Notes receivable                                             101,579
  Other assets                                               2,221,748
                                                            ----------
Total assets                                              $ 30,595,908
                                                            ==========
Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                $  6,032,390
  Obligations for securities sold                            4,788,811
  Mortgage payable                                           1,217,315
  Accounts payable and accrued expenses                      1,792,399
                                                            ----------
Total liabilities                                           13,830,915
                                                            ----------

Minority interest                                            3,922,581
                                                            ----------
Commitments and contingencies

Shareholders' equity:
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,233,214                  127,604
  Additional paid-in capital                                 8,807,942
  Accumulated other comprehensive income,
   net of deferred taxes                                     1,258,791
  Retained earnings                                          3,038,766
  Treasury stock, at cost, 42,824 shares                      (397,051)
                                                           -----------
Total shareholders' equity                                  12,842,412
                                                           -----------
Total liabilities & shareholders' equity                  $ 30,595,908
                                                           ===========

See accompanying notes to consolidated financial statements.


                         Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)


For three months ended June 30,                     1999                1998
                                                  ---------           --------
Revenues
  Equity in net income of Justice
   Investors                                   $   961,284         $  847,709
  Dividend and interest income                     211,115            182,191
  Net gains (losses) on marketable
   securities                                      431,036         (1,435,732)
  Rental income                                    152,587            141,135
  Other income                                      21,652             34,176
                                                 ---------          ---------
                                                 1,777,674           (230,521)
                                                 ---------          ---------
Costs and expenses
  Property operating expense                       123,457            117,855
  Mortgage interest expense                         29,080             29,375
  Depreciation expense                              43,801             66,063
  Margin interest and investment
   related expenses                                184,803            103,852
  Litigation                                        14,471              9,993
  General and administrative                       268,387            262,715
                                                 ---------          ---------
                                                   663,999            589,853
                                                 ---------          ---------
Income (loss) before income taxes
 and minority interest                           1,113,675           (820,374)

Income tax (expense) benefits                     (390,505)           212,000
                                                 ---------          ---------
Income (loss) before minority interest             723,170           (608,374)

Minority interest                                 (282,617)           (74,249)
                                                 ---------          ---------

Net income (loss)                              $   440,553        $  (682,623)
                                                 =========          =========

Basic earnings (loss) per share                $      0.36        $     (0.53)
                                                 =========          =========
Weighted average number of shares
  outstanding                                    1,235,950          1,276,038
                                                 =========          =========
Comprehensive income
  Net income (loss)                            $   440,553        $  (682,623)
    Other comprehensive income:
     Unrealized holding gain (loss)
      on marketable securities                   1,278,756         (2,360,967)
     Reclassification adjustment for holding
      loss (gain) included in net earnings        (431,036)         1,435,732
     Income tax (expense) benefit related to
      other comprehensive income                  (365,359)           674,562
                                                 ---------          ---------
  Total comprehensive income                   $   922,914        $  (933,296)
                                                 =========          =========

See accompanying notes to consolidated financial statements.


                        Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)


For six months ended June 30,                      1999                1998
                                                ---------            --------
Revenues
  Equity in net income of Justice
   Investors                                   $1,525,683          $1,454,109
  Dividend and interest income                    410,680             343,221
  Net losses on marketable securities            (561,926)         (1,042,055)
  Rental income                                   306,065             267,279
  Other income                                     19,686              62,352
                                                ---------           ---------
                                                1,700,188           1,084,906
                                                ---------           ---------
Costs and expenses
  Property operating expense                      165,856             222,759
  Mortgage interest expense                        59,989              62,251
  Depreciation expense                             88,273              93,030
  Margin interest and investment
   related expenses                               331,986             231,227
  Litigation                                       14,471              41,780
  General and administrative                      449,597             489,245
                                                ---------           ---------
                                                1,110,172           1,140,292
                                                ---------           ---------
Income (loss) before income taxes
 and minority interest                            590,016             (55,386)

Income tax expense                               (200,605)            (63,800)
                                                ---------           ---------
Income (loss) before minority interest            389,411            (119,186)

Minority interest                                (524,938)           (182,747)
                                                ---------           ---------

Net loss                                       $ (135,527)          $(301,933)
                                                =========           =========

Basic loss per share                           $    (0.11)         $    (0.24)
                                                =========           =========
Weighted average number of shares
  outstanding                                   1,237,774           1,276,038
                                                =========           =========
Comprehensive income
  Net loss                                     $ (135,527)         $ (301,933)
    Other comprehensive income:
     Unrealized holding (loss) gain
      on marketable securities                    851,623            (733,324)
     Reclassification adjustment for holding
      loss included in net earnings               561,926           1,042,055
     Income tax benefit (expense) related to
      other comprehensive income                 (243,321)            209,521
                                                ---------           ---------
  Total comprehensive income                   $1,034,701          $  216,319
                                                =========           =========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

For the six months ended June 30,                       1999           1998
                                                   -----------    -----------
Operating activities
  Net loss                                         $  (135,527)   $  (301,933)
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Equity in net income of Justice Investors       (1,525,683)    (1,454,109)
    Net loss on marketable securities                  561,926      1,042,055
    Minority interest                                  524,938        182,747
    Amortization of excess of market value
     over carrying value                               (44,352)       (44,352)
    Depreciation expense                                88,273         93,030
    Changes in operating assets and liabilities
     Other assets                                     (867,023)       127,434
     Decrease in accounts receivable                    32,963              -
     Accounts payable and accrued expenses           1,392,065       (435,785)
     Restricted cash                                     6,521         57,533
                                                    ----------     ----------
Net cash provided by (used in) operating
 activities                                             34,101       (733,380)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors            836,640        836,640
  Purchase of Portsmouth Square stock                        -       (100,927)
  Purchase of marketable securities                (18,194,908)   (20,068,908)
  Purchase of other investments                       (147,568)      (300,000)
  Proceeds from sale of marketable securities       17,999,808     27,886,724
  Purchase of property, furniture and fixtures         (17,890)       (90,426)
                                                    ----------     ----------
Net cash provided by investing activities              476,082      8,163,103
                                                    ----------     ----------

Financing activities
  Decrease in due to securities broker              (1,887,362)    (5,666,507)
  Increase in obligations for securities sold        1,600,408              -
  Mortgage principal payment                           (10,219)        (9,319)
  Dividends paid to minority shareholders
   of Portsmouth Square                                (63,357)       (63,357)
  Decrease in notes receivable                               -        169,920
  Purchase of treasury stock                           (86,417)             -
                                                    ----------     ----------
Net cash used in financing activities                 (446,947)    (5,569,263)
                                                    ----------     ----------
Net increase in cash and cash equivalents               63,236      1,860,460

Cash and cash equivalents at beginning of period       109,483        382,021
                                                    ----------     ----------
Cash and cash equivalents at end of period        $    172,719   $  2,242,481
                                                    ==========     ==========


See accompanying notes to consolidated financial statements.

                     SANTA FE FINANCIAL CORPORATION

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

Certain reclassifications have been made to the financial statements as of June 30, 1999 and for the six months then ended to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1998.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.



2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue continues to be derived from the investment of its 67.4%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% interest in the limited partnership, which derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease with Evon Garage Corporation ("Evon"). Portsmouth also serves as one of the two general partners of Justice Investors. Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:



                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                        June 30, 1999
                                                        --------------
Assets
Total current assets                                      $1,153,482
Property, plant and equipment, net of
  accumulated depreciation of $11,182,242                  5,389,139
Loan fees and deferred lease costs,
  net of accumulated amortization of $102,739                178,109
                                                           ---------
                                                          $6,720,730
                                                           =========

Liabilities and partners' equity
Total current liabilities                                 $   32,843
Long-term debt                                               500,000
Partners' equity                                           6,187,887
Total liabilities and                                      ---------
  partners' equity                                        $6,720,730
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For six months ended June 30,                 1999           1998
                                           ----------     ----------
Revenues                                   $3,500,010     $3,429,431
Costs and expenses                            436,388        509,533
                                            ---------      ---------
Net income                                 $3,063,622     $2,919,898
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

4. Related Party Transactions
   --------------------------

As of June 30, 1999, InterGroup owned approximately 45.5% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 48.2% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 4% of the Company's outstanding common stock as of June 30, 1999. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup now has the power to vote in excess of 52% of the voting shares of the Company.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, The InterGroup Corporation ("InterGroup"), based on management's estimate of the utilization of resources. For the six months ended June 30, 1999, the Company and Portsmouth made payments to InterGroup of approximately $64,350 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

6. Subsequent Event
   ----------------

In April 1999, the Company's 55.4%-owned subsidiary, Intergroup Woodland Village, Inc. ("Woodland") entered into a contract to sell its 100-unit apartment complex in Cincinnati, Ohio for $3,125,000. The escrow on that sale closed on July 30, 1999.



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


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 67.4% owned subsidiary, Portsmouth, in the Justice Investors limited partnership, rental income from its multi-family real estate property investment and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.


Three Months Ended June 30, 1999 Compared to Three Months
Ended June 30, 1998

Comparison of operating results for the three months ended June 30, 1999 to the three months ended June 30, 1998 shows net income of $440,553 as compared to a net loss of $682,623. That result is primarily attributable to a 13.4% increase in partnership income to $961,284 from $847,709 and net gains on marketable securities of $431,036 compared to a net loss of $1,435,732 during the second quarter of 1998. Dividend and interest income also increased 15.9% to $211,115 from $182,191.

The net gains in marketable securities of $431,036 compared to the net loss of $1,435,732 reflects management's efforts to reposition the Company's investment portfolio by selling certain underperforming securities during the three months ended June 30, 1998. Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The increase in partnership income is attributable to greater hotel rental income, primarily as a result of higher room rates, and the increase in garage rental income. Rental income from Woodland Village was consistent with the previous quarter.

The modest 12.5% increase in costs and expenses to $663,999 from $589,853 primarily reflects increased margin interest and investment related expenses due to the increased size of the Company's investment portfolio.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Comparison of operating results for the six months ended June 30, 1999 to the six months ended June 30, 1998 shows a net loss of $135,527 as compared to a net loss of $301,933. That result is primarily attributable to net losses on marketable securities of $561,926 compared to losses of $1,042,055 for the first six months of 1998. Partnership income increased 4.9% to $1,525,683 from $1,454,109, dividend and interest income increased 19.7% to $410,680 from $343,221 and rental income from Woodland Village increased 14.5% to $306,065 from $267,279.

The net loss on marketable securities reflects management's continuing efforts to reposition the Company's investment portfolio by selling certain underperforming securities. Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value, and variations in amount from period to period may have no practical analytical value.

The increase in partnership income was primarily attributable to an increase in garage rental income and a small increase in hotel rental income which was impacted by the loss of meeting rooms and other revenues while the common areas of the hotel were being renovated in January and February 1999. The increase in rental income from Woodland Village was due to higher rental rates and increased occupancy for the property.

Costs and expenses decreased 2.6%, reflecting lower operating costs for Woodland Village, fewer litigation costs associated with the GPG litigation and a decrease in general and administrative expenses, partially offset by increased margin interest and investment related expenses due to the increased size of the Company's investment portfolio.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, Portsmouth also receives monthly management fees as a general partner. The Company also derives revenue from its investment in a multi-family real estate property and the investment of its cash and securities assets. On July 30, 1999, escrow closed on the sale of the Woodland Village property for a contract sales price of $3,125,000.

As a result of increases in the amount of rental income from the hotel lease, the general partners of Justice Investors decided that there would be a special one-third increase in the monthly distribution to limited partners effective with the February 1997 distribution. As a result, Portsmouth's monthly distribution increased to $139,440 from $109,580. The general partners decided to continue monthly distributions at the higher monthly rate for 1998 and 1999. The increases in monthly distributions were clearly identified as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the six months ended June 30, 1999, Portsmouth received cash distributions of $836,640 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as available-for-sale and unrealized gains and losses, net of deferred taxes, are included in accumulated other comprehensive income. As of June 30, 1999, the Company had gross unrealized gains of $6,778,621 and gross unrealized losses of $3,721,542 on marketable securities.

Certain securities may be classified as trading securities to correspond with obligations of the same securities sold short. These securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings. Gross realized gains related to trading securities totaled $1,148,007.

On August 14, 1998 the Company authorized a limited buy-back program of its Common Stock. The Company may from time to time, in the discretion of management, buy back shares of its Common Stock, depending on market conditions and other factors consistent with corporate policy and as limited by state and federal law. As of June 30, 1999, the Company had repurchased 42,824 of its shares in open market and private transactions for an aggregate amount of $397,051.

At June 30, 1998, the Company's current assets were $19,653,551. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


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

Based on discussions with the Company's outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and that the costs to complete the Y2K compliance will not have a material effect on the Company's financial position or results of operations. Management expects to be Y2K compliant by September 30, 1999.

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 1999, at the Park Hyatt Hotel in Los Angeles, California. At that meeting all of management's nominees, John V. Winfield, John C. Love and William J.
Nance, were elected Directors of Santa Fe to serve until the next Annual Meeting. The shareholders also voted to ratify the appointment of Price-waterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999. A tabulation of the votes at that meeting for each of those proposals was reported in the Company's Form 10-QSB for the quarterly period ended March 31, 1999.




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


                                              SANTA FE FINANCIAL CORPORATION
                                                       (Registrant)

Date: August 2, 1999                          by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date: August 2, 1999                         by /s/   David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                 (Principal Accounting Officer)