Form 10QSB
period 1999-09-30
SANTA FE FINANCIAL CORP
filed 1999-11-12
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1999


    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _______ to ________




                       SANTA FE FINANCIAL CORPORATION
                       ------------------------------
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

                               (858) 673-4722
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,223,814 shares of issuer's $.10 Par Value Common Stock were outstanding as of October 25, 1999.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                  SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--September 30, 1999 (Unaudited)          3

    Consolidated Statement of Income and Comprehensive Income
     (Unaudited)--Three Months ended September 30, 1999 and 1998        4

    Consolidated Statement of Income and Comprehensive Income
     (Unaudited)--Nine Months ended September 30, 1999 and 1998         5

    Consolidated Statement of Cash Flows (Unaudited)--
     Nine Months ended September 30, 1999 and 1998                      6

    Notes to Consolidated Financial Statements -September 30, 1999      7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                10

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             14


                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)
                                                         September 30,
                                                              1999
                                                         -------------
Assets
  Cash and cash equivalents                               $    155,289
  Investment in marketable securities                       20,135,618
  Investment in Justice Investors                            7,411,613
  Rental property                                            4,079,960
  Other investments                                            464,082
  Notes receivable                                             123,104
  Other assets                                               1,178,522
                                                            ----------
Total assets                                              $ 33,548,188
                                                            ==========
Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                $  7,557,272
  Obligations for securities sold                            5,486,686
  Mortgage payable                                           2,117,563
  Accounts payable and accrued expenses                        990,522
                                                            ----------
Total liabilities                                           16,152,043
                                                            ----------

Minority interest                                            4,698,288
                                                            ----------
Commitments and contingencies

Shareholders' equity:
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,223,814                  127,604
  Additional paid-in capital                                 8,807,941
  Retained earnings                                          4,237,233
  Treasury stock, at cost, 52,224 shares                      (481,281)
                                                           -----------
Total shareholders' equity                                  12,697,857
                                                           -----------
Total liabilities & shareholders' equity                  $ 33,548,188
                                                           ===========


See accompanying notes to consolidated financial statements.


                      Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For three months ended September 30,                1999                1998
                                                  ---------           --------
Revenues
  Equity in net income of Justice
   Investors                                   $ 1,063,272         $  781,297
  Dividend and interest income                      92,300             28,419
  Net gains (losses) on marketable
   securities                                    3,703,201           (651,841)
  Rental income                                     42,335            144,218
  Gain on sale of real estate                    1,176,292                  -
  Other income                                      30,707             24,722

                                                 ---------          ---------
                                                 6,108,107            326,815
                                                 ---------          ---------
Costs and expenses
  Property operating expense                        35,535            116,482
  Mortgage interest expense                         18,838             29,478
  Depreciation expense                              13,963             41,275
  Margin interest and investment
   related expenses                                159,108             30,211
  Litigation                                         3,705              1,285
  General and administrative                       237,099            181,261
                                                 ---------          ---------
                                                   468,248            399,992
                                                 ---------          ---------
Income (loss) before income taxes
 and minority interest                           5,639,859            (73,177)

Income tax (expense) benefits                   (2,261,010)           115,200
                                                 ---------          ---------
Income before minority interest                  3,378,849             42,023

Minority interest                               (1,093,474)          (109,908)
                                                 ---------          ---------
Net income (loss)                              $ 2,285,375        $  ( 67,885)
                                                 =========          =========
Basic earnings (loss) per share                $      1.86        $     (0.05)
                                                 =========          =========
Weighted average number of shares
  outstanding                                    1,227,298          1,274,924
                                                 =========          =========
Comprehensive income
  Net income (loss)                            $ 2,285,375        $   (67,885)
    Other comprehensive income:
     Unrealized holding loss
      on marketable securities                           -         (1,937,734)
     Reclassification adjustment for holding
      loss included in net earnings                      -            651,841
     Income tax benefit related to
      other comprehensive income                 1,645,472            553,638
     Adjustment for the reclassification of
      the accumulated unrealized holding
      gains prior to July 1, 1999 to current
      earnings                                  (4,113,680)                 -
                                                 ---------          ---------
  Total comprehensive income                   $  (182,833)       $  (800,140)
                                                 =========          =========

See accompanying notes to consolidated financial statements.




                           Santa Fe Financial Corporation
              Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For nine months ended September 30,                1999                1998
                                                ---------            --------
Revenues
  Equity in net income of Justice
   Investors                                   $2,588,955          $2,235,406
  Dividend and interest income                    382,790             371,640
  Net gains (losses) on
   marketable securities                        1,125,581          (1,693,896)
  Rental income                                   348,400             459,906
  Other income                                     94,745              87,074
  Gain on sale of real estate                   1,176,292                   -
                                                ---------           ---------
                                                5,716,763           1,460,130
                                                ---------           ---------
Costs and expenses
  Property operating expense                      201,391             387,650
  Mortgage interest expense                        60,827              91,729
  Depreciation expense                            102,236             134,305
  Margin interest and investment
   related expenses                               509,095             261,438
  Litigation                                       18,176              43,065
  General and administrative                      686,696             670,506
                                                ---------           ---------
                                                1,578,421           1,588,693
                                                ---------           ---------
Income (loss) before income taxes
 and minority interest                          4,138,342            (128,563)

Income tax (expense) benefit                   (1,655,337)             51,400
                                                ---------           ---------
Income (loss) before minority interest          2,483,005             (77,163)

Minority interest                              (1,420,077)           (292,655)
                                                ---------           ---------
Net income (loss)                              $1,062,928          $ (369,818)
                                                =========           =========
Basic earnings (loss) per share                $     0.86          $    (0.29)
                                                =========           =========
Weighted average number of shares
  outstanding                                   1,237,468           1,275,663
                                                =========           =========
Comprehensive income
  Net loss                                     $1,062,928          $ (369,818)
    Other comprehensive income:
     Unrealized holding loss
      on marketable securities                          -          (2,532,870)
     Reclassification adjustment for holding
      loss included in net earnings                     -           1,693,896
     Income tax benefit related to
      other comprehensive income                1,645,472             723,677
     Adjustment for the reclassification of
      the accumulated unrealized holding
      gains prior to July 1, 1999 to current
      earnings                                 (4,113,680)                  -
                                                ---------           ---------
  Total comprehensive income                  $(1,405,280)         $ (485,115)
                                                =========           =========

See accompanying notes to consolidated financial statements.


                        Santa Fe Financial Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

For the nine months ended September 30,                 1999           1998
                                                   -----------    -----------
Operating activities
  Net income(loss)                                 $ 1,062,928   $   (369,818)
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Equity in net income of Justice Investors       (2,588,955)     (2,235,406)
    Net (gain) loss on marketable securities        (1,125,581)      1,693,896
    Gain on sale of real estate                     (1,176,292)              -
    Minority interest                                1,420,077         292,655
    Depreciation expense                               102,236         134,305
    Changes in operating assets and liabilities
     Other assets                                      176,202       (681,598)
     Accounts receivable                                11,438              -
     Accounts payable and accrued expenses             590,188         46,728
     Restricted cash                                    53,423        (68,403)
                                                    ----------     ----------
Net cash used in operating activities               (1,474,336)    (1,187,641)
                                                    ----------     ----------

Investing activities
  Cash distributions from Justice Investors          1,324,680      1,254,960
  Purchase of Portsmouth Square stock                 (129,705)      (225,862)
  Purchase of marketable securities                (27,436,202)   (22,227,357)
  Proceeds from sale of marketable securities       26,468,733     31,285,812
  Purchase of other investments                       (169,315)      (300,000)
  Investment in real estate                         (4,079,960)             -
  Proceeds from the sale of real estate              3,013,440              -
  Purchase of property, furniture and fixtures               -       (121,337)
                                                    ----------     ----------
Net cash (used in)provided by investing
 activities                                         (1,008,329)     9,666,216
                                                    ----------     ----------
Financing activities
  Decrease in due to securities broker                (362,480)    (5,666,507)
  Increase(decrease) in obligations for
   securities sold                                   2,298,283       (740,594)
  Principal payments on mortgage payable            (1,227,534)       (14,143)
  Borrowings from mortgage payable                   2,117,563              -
  Dividends paid to minority shareholders
   of Portsmouth Square                               (126,714)      (126,714)
  Decrease in notes receivable                               -        174,297
  Purchase of treasury stock                          (170,647)       (48,898)
                                                    ----------     ----------
Net cash provided by (used in) financing
 activities                                          2,528,471     (6,422,559)
                                                    ----------     ----------
Net increase in cash and cash equivalents               45,806      2,056,016

Cash and cash equivalents at beginning of period       109,483        382,021
                                                    ----------     ----------
Cash and cash equivalents at end of period        $    155,289   $  2,438,037
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

Certain reclassifications have been made to the financial statements as of September 30, 1998 and for the nine months then ended to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1998.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue continues to be derived from the investment of its 68.1%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% interest in the limited partnership, which derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease with Evon Garage Corporation ("Evon"). Portsmouth also serves as one of the two general partners of Justice Investors. Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                   September 30, 1999
                                                        --------------
Assets
Total current assets                                      $1,927,830
Property, plant and equipment, net of
  accumulated depreciation of $11,280,079                  5,295,603
Loan fees and deferred lease costs,
  net of accumulated amortization of $140,065                170,348
                                                           ---------
                                                          $7,393,781
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   50,810
Partners' capital                                          7,342,971
Total liabilities and                                      ---------
  partners' capital                                       $7,393,781
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the nine months ended September 30,       1999           1998
                                           ----------     ----------
Revenues                                   $5,844,395     $5,231,500
Costs and expenses                            645,689        742,733
                                            ---------      ---------
Net income                                 $5,198,706     $4,488,767
                                            =========      =========



3. Investment in Marketable Securities
   -----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This has resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its third quarter ended September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the income statement. For the three and nine months ended September 30, 1999, the Company recognized a net unrealized gain of $4,113,680 related to the reclassification of all available-for-sale securities to trading securities.

4. Investment in Real Estate
   -------------------------

In April 1999, the Company's 55.4%-owned subsidiary, Intergroup Woodland Village, Inc. ("Woodland") entered into a contract to sell its three-story, 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000. The sale was completed in July 1999 and Woodland realized a gain of $1,176,292. Woodland received net proceeds of $1,736,000 after the repayment of the underlying mortgage of $1,215,565. In July 1999, Woodland entered into a contract to purchase a 27-unit multi-family apartment complex located in Santa Monica, California for $4,075,000 in connection with a 1031 tax-deferred exchange. The purchase was completed in September 1999 with Woodland executing a 30-year fully amortized mortgage note in the amount of $1,955,000. The interest rate on that note is fixed at 7.73% for the first 10 years, after which it will be at a variable rate of 2.15% above the twelve-month average yield on 10-year U.S. Treasury Securities. In September 1999, in addition to the mortgage note, Woodland obtained two 5-year interest only loans of $201,928 and $162,563 from Santa Fe and The InterGroup Corporation, the Company's parent ("InterGroup"), respectively. Both notes have a 7.75% interest rate.


5. Related Party Transactions
   --------------------------

As noted above, in September 1999, Woodland obtained two 5-year interest only loans of $201,928 and $162,563 from Santa Fe and InterGroup, respectively. Both notes have a 7.75% interest rate.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the nine months ended September 30, 1999, the Company and Portsmouth made payments to InterGroup of approximately $152,791 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

6. Commitments and Contingencies
   -----------------------------

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares to InterGroup. As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. During March 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted the applications for attorneys' fees and costs in the total amount of approximately $936,000. That award bears interest at the statutory rate of 10% per annum and has been appealed by the plaintiffs in that action. The parties are currently waiting for oral argument in that appeal.


7. Earnings per Share
------------------
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of commons shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of September 30, 1999 and 1998, the conversion price is above the market value the Company's common, consequently, the preferred stock are not considered dilutive. Therefore, basic and diluted earnings per share for the three months and nine months ended September 30, 1999 are the same.


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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.1% owned subsidiary, Portsmouth, in the Justice Investors limited partnership, rental income from its multi-family real estate property investment and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon.


Three Months Ended September 30, 1999 Compared to Three Months
Ended September 30, 1998

Comparison of operating results for the three months ended September 30, 1999 to the three months ended September 30, 1998 shows net income of $2,285,375 as compared to a net loss of $67,885. That result is primarily attributable to an increase in partnership income to $1,063,272 from $781,297, an increase in net gains on marketable securities to $3,703,201 from a net loss of $651,842, a gain on sale of real estate of $1,176,292 as compared to none, an increase in dividend and interest income to $92,300 from $28,419, partially offset by a decrease in rental income to $42,335 from $144,218 and an increase in costs and expenses to $468,248 from $399,992.

The increase in partnership income was primarily attributable to an increase in hotel and garage rental income and a decrease in partnership operating expenses. The decrease in partnership expenses was primarily attributable to lower interest expenses as a result of a reduction in notes payable.

The increase in dividend income to $92,300 from $28,419 reflects management's efforts to reposition the Company's investment portfolio. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its third quarter ended September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the income statement. For the three and nine months ended September 30, 1999, the Company recognized a net unrealized gain of $4,113,680 related to the reclassification of all available-for-sale securities to trading securities. The increase in net gains from marketable securities to $3,703,201 compared to the net loss of $651,841 is primarily due to the reclassification discussed above.

The decrease in rental income to $42,335 from $144,218 and the corresponding decrease in property related expenses to $35,535 from $116,482 are due to the sale of the real estate property by the Company's 55.4%-owned subsidiary, Woodland, in July 1999 for a gain of $1,176,292.

The increase in costs and expenses to $468,248 from $399,992 is primarily due to an increase in margin interest and investment related expenses to $159,108 from $30,211 due to an increase in the size of the Company's investment portfolio. General and administrative expenses also increased to $237,099 from $181,161 primarily as a result of higher insurance costs and accounting fees. Those increases were partially offset by a decrease in property related expenses to $68,336 from $187,235 due to the sale of the property in July 1999.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Comparison of operating results for the nine months ended September 30, 1999 to the nine months ended September 30, 1998 shows net income of $1,062,928 as compared to a net loss of $369,818. That result is primarily attributable to an increase in partnership income to $2,588,955 from $2,235,406, the increase in net gains on marketable securities to $1,125,581 from a net loss of $1,693,896, a gain on sale of real estate of $1,176,292 as compared to none, partially offset by a decrease in rental income to $348,400 from $459,906.

The increase in partnership income was primarily attributable to an increase in hotel and garage rental income and a decrease in partnership operating expenses. The decrease in partnership expenses was primarily attributable to lower interest expenses as a result of a reduction in notes payable.

Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its third quarter ended September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the income statement. For the three and nine months ended September 30, 1999, the Company recognized a net unrealized gain of $4,113,680 related to the reclassification of all available-for-sale securities to trading securities. The net gains in marketable securities of $1,125,581 compared to the net loss of $1,693,896 is primarily due to the reclassification discussed above.

The decrease in rental income to $348,400 from $459,906 and the corresponding decrease in property related expenses to $364,454 from $613,684 is due to the sale of the real estate property by the Company's 55.4%-owned subsidiary, Woodland, in July 1999 for a gain of $1,176,292.

Margin interest and investment related expenses increased to $509,095 from $261,438 due to an increase in the size of the Company's investment portfolio.

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

In July 1999, the Company's subsidiary, Woodland, completed the sale of the Woodland Village property for $3,125,000 and realized a gain on the sale of real estate of $1,176,292. In September 1999, net proceeds from the sale of $1,736,000 were used by Woodland to purchase a 27-unit multi-family apartment complex located in Los Angeles, California in a 1031 tax-deferred exchange. In addition, Woodland obtained a $1,955,000 30-year mortgage note and two 5-year interest only loans of $201,928 and $162,563 from Santa Fe and InterGroup, respectively. The mortgage note has a 7.73% interest rate and the interest rates for the 5-year loans are at 7.75%

For the nine months ended September 30, 1999, Portsmouth received cash distributions from Justice Investors of $1,324,680 compared to $1,254,960 for the nine months ended September 30, 1998. The increase in distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased.

On August 17, 1999, the Board of Directors increased the number of shares that the Company is authorized to repurchase under its stock buy-back program by an additional 50,000 shares to a total of 100,000 shares. As of September 30, 1999, the Company had repurchased 52,224 shares of its Common Stock for an aggregate consideration of $481,280.

At September 30, 1999, the Company's current assets were $21,469,429, which consists of cash, marketable securities and other assets. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


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

Based on discussions with the Company's outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and that the costs to complete the Y2K compliance will not have a material effect on the Company's financial position or results of operations. Management expects to be Y2K compliant by November 15, 1999.

                    PART II.    OTHER INFORMATION



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


                                              SANTA FE FINANCIAL CORPORATION
                                                       (Registrant)

Date: November 2, 1999                        by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: November 2, 1999                        by /s/   Michael G. Zybala
                                                 ----------------------------
                                                 Michael G. Zybala
                                                 Vice President and Secretary


Date: November 2, 1999                       by /s/   David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)