Form 10KSB
period 1999-12-31
SANTA FE FINANCIAL CORP
filed 2000-03-29
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $8,011,230.

    The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock sold on March 23, 2000 was $5,675,034.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of March 23, 2000, was 1,208,010.


                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference: Proxy Statement for Annual Meeting of Shareholders to be held May 16, 2000 which is incorporated by reference into Part III, Items 9 through 12. The Company's definitive Proxy Statement will be filed within one hundred twenty (120) days of the end of the fiscal year covered by this Form 10-KSB pursuant to Regulation 14A.


                            TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                4

    Item  3.  Legal Proceedings.                                      6

    Item  4.  Submission of Matters to a Vote of Security Holders.    7

PART II

    Item  5.  Market For Common Equity and Related                    7
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       8
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            11

    Item  8.  Changes in and Disagreements with Accountants on        23
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and            24
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 24

    Item 11.  Security Ownership of Certain Beneficial Owners and     24
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   24

    Item 13.  Exhibits, Financial Statement Schedules, and            24
              Reports on Form 8-K.

SIGNATURES                                                            34

                                    PART I

Item 1.  Description of Business.

BUSINESS DEVELOPMENT

Santa Fe Financial Corporation ("Santa Fe" or the "Company") was incorporated under the name of Tri Financial Corporation in the State of Nevada on July 25, 1967 as a wholly owned subsidiary of Crateo, Inc, a public company. On October 31, 1969, Crateo issued a one-for-one stock dividend of all of its shares of Tri Financial to its common shareholders. On September 17, 1970, the name of the Corporation was changed to Santa Fe Financial Corporation.

Since 1988, the Company's principal source of revenue has been, and continues to be, derived from the investment of its 68.1% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. There are approximately 91 limited partners in Justice Investors.

The Company owns a controlling 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland Village"), which owns a 27-unit multi-family apartment complex located in Los Angeles, California. In July 1999, Woodland Village sold its 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000 resulting in a gain on sale of real estate of $1,176,292. In September 1999, net proceeds from the sale were used by Woodland Village to purchase the 27-unit multi-family apartment complex located in Los Angeles, California in a 1031 tax-deferred exchange. In addition, Woodland Village obtained a $1,955,000 30-year mortgage note and two 5-year interest only loans of $201,928 and $162,563 from Santa Fe and InterGroup, respectively. The mortgage note has a 7.73% interest rate and the interest rates for the 5-year loans are at 7.75%. The $201,928 note payable to Santa Fe was eliminated in consolidation.

On February 15, 2000, the Board of Directors amended the Bylaws of the Company to give the Board the discretion to determine, each year, the date, time and place of the annual meeting of shareholders. Previously, the Bylaws provided that the annual meeting was to be held only on a specific date. The amendment provides the Company with the flexibility to set a date for the annual meeting which is more consistent with its public reporting requirements and which would allow the Company greater time to transmit proxy material and its annual report to shareholders. The text of that amendment is set forth as Exhibit 3 (ii) to this Report.


BUSINESS OF ISSUER

The Company's principal business is conducted through its subsidiary's general and limited partnership interest in Justice Investors. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown ("Holiday"). The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor, NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.

The Company's operations also includes a controlling interest in a 27-unit multi-family apartment complex located in Los Angeles, California. The Company also derives income from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential.

COMPETITION

The hotel enjoys a favorable year-round occupancy rate and is part of Holiday's worldwide reservation system. It was designed to Holiday's specifications to serve both business persons and tourists and caters to both individuals and tour groups. It also handles conference and business meetings, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel, garage and apartments are in a competitive position in their respective markets; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts to find ways to improve the physical condition of the hotel, garage and apartment properties to remain competitive.

EMPLOYEES

As of December 31, 1999, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2. Description of Property.

PROPERTIES

As of December 31, 1999, Santa Fe's investments in real property consisted of its 49.8% interest in Justice Investors through the Company's 68.1% owned subsidiary, Portsmouth, and its 55.4% owned subsidiary, Woodland Village.

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

The property is subject to a first deed of trust securing a loan from Wells Fargo Bank. As of December 31, 1999, the principal balance on the note was $1,591,547. The loan provides for a maximum borrowing of approximately $6.5 million and has the characteristics of a line of credit with certain declining maximum borrowings available at the end of each year. The note provides for interest at prime rate per annum and is due December 31, 2004.

On March 15, 1995, Justice Investors entered into an amended and restated lease with an effective date of January 1, 1995. That lease was assumed by Felcor, effective July 28, 1998. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements.

The lease also required the lessee and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of December 31, 1999, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was completed during 1999. Further improvements are expected to be made in the future to meet standards for Holiday Inn Select hotels. The responsibility for those improvements rests with Felcor.

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


Los Angeles, California Apartment Complex

The property owned by the Company's 55.4% subsidiary Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on December 31, 1997 at a cost of $858,600. For the year ended December 31, 1999, real estate property taxes were approximately $47,267. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The outstanding mortgage balance was $1,952,640 as of December 31, 1999 with a maturity date of September 23, 2029. The subsidiary also has a note payable to the Intergroup Corporation of $162,564 as of December 31, 1999 with a maturity date of September 29, 2004.

Woodland Village leases units in the apartment complex on a short-term basis, with no lease extending beyond one year. The effective rental rate per rental unit was approximately $900. As of December 31, 1999, the property was 100% occupied. In the opinion of management the property is adequately covered by insurance.

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

During the year, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This has resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with the Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio are recorded through the income statement.


Item 3.  Legal Proceedings.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, was filed on February 22, 1995, in the Superior Court of the State of California for the County of San Diego. The lawsuit was a shareholders derivative suit brought by Guinness Peat Group plc and its wholly-owned subsidiary Allied Mutual Insurance Services Limited (collectively "GPG") against InterGroup, certain directors of Santa Fe and Santa Fe as a nominal defendant. The complaint alleged certain breaches of fiduciary duties by the directors in causing Santa Fe to enter into a December 20, 1994 Securities Purchase Agreement (the "Agreement") with InterGroup and fraud on the part of InterGroup in inducing the director defendants to enter into the Agreement.

On April 14, 1995, the Superior Court granted motions by the director defendants and InterGroup requiring GPG to posts bonds to secure payment of their attorneys' fees should they prevail in the litigation. The required bonds, totaling $800,000, were posted by GPG.

On July 3, 1997, the Court of Appeal granted the director defendants' petition for a writ of mandate and directed the trial court to enter an order granting summary judgment in favor of the director defendants. The Court of Appeal's decision became final on August 2, 1997 and GPG's petition for review was denied by the California Supreme Court on October 15, 1997. On March 24, 1998, the trial court entered a judgment awarding attorneys fees and costs in favor of the director defendants and Santa Fe in the total amount of $936,000, plus interest at the statutory rate of 10%. That judgment was appealed by GPG. On January 21, 2000, the Court of Appeal affirmed that award of attorney's fees and costs. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court.

Previously, on December 31, 1996, the trial court entered a summary judgment in favor of InterGroup, ruling that there was no fraud in connection with the Agreement. That summary judgment, including a subsequent award of attorneys' fees and costs in favor of InterGroup in the amount of $296,000, plus interest at the statutory rate of 10%, was appealed by GPG. That judgment was affirmed on appeal and has now become final. On March 3, 2000, InterGroup was awarded an additional $77,400 in attorneys' fees and costs incurred in the successful defense of its judgment on appeal.


Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of Registrant's fiscal year ended December 31, 1999.



                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock trades on the Small-Cap Market tier of The Nasdaq Stock Market, Inc. under the symbol SFEF. The following table sets forth the range of high and low sales prices (adjusted for the June 15, 1998 stock split) for Santa Fe's common stock for each full quarterly period within the two most recent fiscal years as reported by The Nasdaq Stock Market.

1999                                     High            Low
----                                    -----          -----
First Quarter (1/1 to 3/31)            $11.50         $ 8.50
Second Quarter (4/1 to 6/30)           $ 9.00         $ 8.63
Third Quarter (7/1 to 9/30)            $ 9.50         $ 8.50
Fourth Quarter (10/1/12/31)            $10.75         $ 8.63

1998
----
First Quarter (1/1 to 3/31)            $17.63         $12.25
Second Quarter (4/1 to 6/30)           $19.50         $14.13
Third Quarter (7/1 to 9/30)            $14.00         $ 9.25
Fourth Quarter (10/1/12/31)            $ 8.50         $ 7.50

As of March 23, 2000, the approximate number of holders of record of the Company's Common Stock was 541. Such number of record owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 710 beneficial shareholders of the Company's Common Stock.

DIVIDENDS

The Company has not paid any cash dividends to the common stock holders since April 1996. In July of 1996, the Board of Directors elected to suspend payment of any dividends pending final resolution of the GPG action, at which time the Company will re-examine its dividend policy.

On May 5, 1988, the Company's Board of Directors approved a two-for-one stock split of the Company's $.10 par value Common Stock in the form of a stock dividend. The stock dividend was paid on June 15, 1998 to shareholders of record as of May 22, 1998.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock") in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight year conversion exercise period. The preferred stock has voting rights as if converted into common stock. InterGroup elected to forego any dividend payments on the preferred stock for the year ended December 31, 1998. Beginning October 1, 1999, Intergroup informed the Board that it will no longer forgo dividend payments on its preferred stock. During 1999, the Company paid $12,880 in dividends to Intergroup.



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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.1% owned subsidiary, Portsmouth, in the Justice Investors limited partnership, rental income from its investment in a multi-family real estate property and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Comparison of operating results for the year ended December 31, 1999 to the year ended December 31, 1998 shows net income of $1,609,438 as compared to a net loss of $379,824. The significant increase in net income is primarily attributable to a 292% increase in total revenue while total costs and expenses remained consistent with the prior year.

The 292% increase in total revenue to $8,011,230 from $2,045,234 is due to a 14.4% increase in partnership income from Justice Investors of $3,459,786 from $3,021,878, a 75.5% increase in dividend and interest income to $799,792 from $455,541, a change in investment income to net gains on marketable securities of $2,006,923 from net losses on marketable securities of $1,813,378, a gain on sale of real estate of $1,176,292 compared to none and a change in other income to income of $145,449 compared to losses of $238,961, partially offset by the decrease in rental income to $422,988 from $620,154.

The increase in partnership income is primarily attributable to a 12.1% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates.

The increase in dividend and interest income reflects management's continuing efforts to reposition the Company's investment portfolio. The change in investment income from net losses of $1,813,378 to net gains of $2,006,923 is primarily due to a recognized gain of $4,113,680 related to the reclassification of all available-for-sale securities to trading securities effective July 1, 1999.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During the year, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the twelve months ended December 31, 1999, the Company recognized a net unrealized gain of $4,113,680 related to the reclassification of all available-for-sale securities to trading securities effective July 1, 1999.

Realized gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of realized gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The change in other income/loss to income of $145,449 compared to a loss of $238,961 is primarily due to a $307,665 reserve for investment loss taken in the prior year.

In July 1999, the Company's 55.4%-owned subsidiary, Intergroup Woodland Village, sold its 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000 resulting a gain on sale of real estate of $1,176,292. There were no such gains in the prior year. As the result of the sale, rental income decreased to $422,988 from $620,154, property operating expense decreased to $233,325 from $491,043, and depreciation expense decreased to $117,816 from $174,034. In September 1999, proceeds from the sale of the property were used to purchase a 27-unit multi-family apartment complex located in Los Angeles, California for $4,075,000, in a 1031 tax-deferred exchange.

The 71.2% increase in margin interest and investment related expenses is due to the maintenance of a higher margin balance in the current year and increased investment trading activity.

The 12.2% increase in general and administrative expenses is primarily due to the increase in insurance expenses, wages and salaries, and miscellaneous expenses.

Minority interest increased to $1,577,247 from $408,362 as a result of greater net income generated by the Company's two subsidiaries, Portsmouth and Woodland Village.

Income tax expense changed to an expense of $2,768,146 from a tax benefit of $43,342 as a result of the significant increase in income.

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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. During the year, the Company received cash distributions of $2,997,960 from Justice Investors.

In July 1999, the Company's 55.4%-owned subsidiary, Intergroup Woodland Village, sold its 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000 resulting in a gain on sale of real estate of $1,176,292. In September 1999, net proceeds from the sale were used by Woodland Village to purchase a 27-unit multi-family apartment complex located in Los Angeles, California in a 1031 tax-deferred exchange. In addition, Woodland Village obtained a $1,955,000 30-year mortgage note and two 5-year interest only loans of $201,928 and $162,563 from Santa Fe and InterGroup, respectively. The mortgage note has a 7.73% interest rate and the interest rates for the 5-year loans are at 7.75%. The $201,928 note payable to Santa Fe was eliminated in consolidation.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

On August 17, 1999, the Board of Directors increased the number of shares that the Company is authorized to repurchase under its stock buy-back program by an additional 50,000 shares to a total of 100,000 shares. As of December 31, 1999, the Company had repurchased 57,628 shares of its Common Stock for an aggregate consideration of $529,840.

At December 31, 1999, the Company's current assets and current liabilities were $30,660,598 and $22,127,686, respectively. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.

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

YEAR 2000 ISSUES

All of the Company's critical computer software and hardware are currently year 2000 compliant.



Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                    PAGE

Report of Independent Accountants                                 11
Consolidated Balance Sheet - December 31, 1999                    12
Consolidated Statements of Income - Years Ended
  December 31, 1999 and 1998                                      13
Consolidated Statements of Shareholders' Equity                   14
Consolidated Statements of Cash Flows - Years Ended
  December 31, 1999 and 1998                                      15
Notes to Consolidated Financial Statements                        16




                   Report of Independent Accountants

To the Board of Directors and
Shareholders of Santa Fe Financial Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Santa Fe Financial Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
March 23, 2000


SANTA FE FINANCIAL CORPORATION
Consolidated Balance Sheet
------------------------------------------------------------------------------
                                                         December 31, 1999
                                                         -----------------
Assets
  Cash and cash equivalents                                 $    169,507
  Investment in marketable securities                         30,491,091
  Investment in Justice Investors                              6,871,720
  Rental property                                              4,064,380
  Other investments                                              350,000
  Other assets                                                   334,567
                                                              ----------
    Total assets                                            $ 42,281,265
                                                              ==========



Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $ 15,154,162
  Obligations for securities sold                              6,250,203
  Notes payable                                                2,115,203
  Accounts payable and accrued expenses                          723,321
                                                              ----------
    Total liabilities                                         24,242,889
                                                              ----------
  Minority interest                                            4,855,458
                                                              ----------

Shareholders' equity:
  6% Cumulative, convertible, redeemable at
    the option of the holder, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 63,600
    Liquidation preference of $858,600                             6,360
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    1,276,038 shares issued and 1,218,410 outstanding            127,604
  Additional paid-in-capital                                   8,807,942
  Retained earnings                                            4,770,852
  Treasury stock, at cost, 57,628 shares                        (529,840)
                                                              ----------
    Total shareholders' equity                                13,182,918
                                                              ----------

    Total liabilities and shareholders' equity              $ 42,281,265
                                                              ==========

See accompanying notes to consolidated financial statements.


SANTA FE FINANCIAL CORPORATION.
Consolidated Statements of Income and Comprehensive Income
------------------------------------------------------------------------------
For years ended                                       1999            1998
                                                  -----------     -----------
Revenues
  Equity in net income of Justice Investors       $ 3,459,786     $ 3,021,878
  Rental income                                       422,988         620,154
  Dividend and interest income                        799,792         455,541
  Net gains(losses) on marketable securities        2,006,923      (1,813,378)
  Gain on sale of real estate                       1,176,292               -
  Other income(loss)                                  145,449        (238,961)
                                                    ---------        ---------
                                                    8,011,230       2,045,234
                                                    ---------        ---------
Costs and expenses
  Property operating expense                          233,325         491,043
  Mortgage interest expense                           106,483         122,453
  Depreciation expense                                117,816         174,034
  Margin interest                                     608,094         355,120
  General and administrative                          976,011         869,741
  Litigation                                           14,671          47,647
                                                    ---------        ---------
                                                    2,056,399       2,060,038
                                                    ---------        ---------
Income(loss) before taxes and minority interest     5,954,831         (14,804)

Provision for income tax (expense) benefit         (2,768,146)         43,342
                                                    ---------        ---------
Income before minority interest                     3,186,685          28,538

Minority interest                                  (1,577,247)       (408,362)
                                                    ---------        ---------
Net income (loss)                                   1,609,438        (379,824)
Preferred stock dividends                             (12,879)              -
                                                    ---------        ---------
Income available to common shareholders           $ 1,596,559      $ (379,824)
                                                    =========        =========
Basic earnings (loss) per share                    $     1.30      $    (0.30)
                                                    =========        =========

  Weighted average number of shares outstanding     1,231,359        1,270,376
                                                    =========        =========
Comprehensive income
  Net income (loss)                               $ 1,609,438      $  (379,824)
    Other comprehensive income:
     Unrealized holding gain (loss)
      on marketable securities                      4,261,285       (2,676,918)
     Reclassification adjustment for holding
      loss included in net earnings                         -        1,813,378
     Income tax (expense) benefit related to
      other comprehensive income                      (59,042)         764,834
     Adjustment for the reclassification of
      the accumulated unrealized holding
      gains prior to July 1, 1999 to current
      earnings                                     (4,113,680)               -
                                                    ---------        ---------
  Total comprehensive income                      $ 1,698,001     $  (478,530)
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

               ------------------------------------------------------------------------------------------------------
Balance at
December 31,
1997            31,800   3,180      638,019  $63,802   $8,807,942  $187,269       $3,621,099             $12,683,292

Stock dividend  31,800   3,180      638,019   63,802                                 (66,982)                      -

Purchase of
treasury stock                                                                                (313,966)     (313,966)

Net loss                                                                            (379,824)               (379,824)

Unrealized
holding loss
on marketable
securities,
net of tax                                                          (98,706)                                 (98,706)

                ----------------------------------------------------------------------------------------------------

Balance at
December 31,
1998            63,600  $6,360    1,276,038 $127,604   $8,807,942  $ 88,563       $3,174,293  $(313,966) $11,890,796

Net income                                                                         1,609,438               1,609,438

Purchase of
treasury stock                                                                                 (215,874)    (215,874)

Dividend paid
to preferred
shareholders                                                                        (12,879)                ( 12,879)

Reclass
unrealized
holding gain
to income                                                           (88,563)                                ( 88,563)

                ----------------------------------------------------------------------------------------------------
Balance at
December 31,
1999            63,600  $6,360    1,276,038 $127,604   $8,807,942  $      -      $4,770,852  $(529,840)  $13,182,918
                ----------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.


SANTA FE FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
                                                     For the years ended
                                                         December 31,
                                                    1999              1998
                                                  -----------      -----------
Operating activities
Net income(loss)                                $  1,609,438      $  (379,824)
Adjustments to reconcile net income to
  net cash used by operating activities:
    Equity in net income of Justice Investors     (3,459,786)      (3,021,878)
    Gain on sale of real estate                   (1,176,292)               -
    Minority interest                              1,350,931          408,362
    Amortization of excess market value
     over carrying value                             (88,706)         (88,706)
    Depreciation                                     117,816          174,034
    Net losses on marketable securities            1,796,767        1,813,378
    Write-down of other investments                        -          307,665
    Change in operating assets and liabilities:
      Restricted cash                                 53,423          (53,423)
      Investment in marketable securities        (12,480,234)               -
      Other investments                              (55,233)               -
      Other assets                                 1,162,777         (856,716)
      Accounts payable and accrued expenses          322,987          (56,331)
      Due to securities broker                     7,234,411                -
      Obligations for securities sold              3,061,800                -
                                                   ----------       ----------
       Net cash used in operating activities        (549,901)      (1,753,439)


Investing activities
Cash distributions from Justice Investors          2,997,960        2,509,920
Purchase of marketable securities                (14,217,839)     (48,406,976)
Purchase of other investments                              -         (250,000)
Proceeds from sales of marketable securities      12,421,072       45,844,651
Purchases of property, furniture and equipment             -         (139,445)
Net proceeds from sale of real estate              2,951,528                -
Purchase of real estate                           (4,075,000)               -
                                                   ----------        ---------
    Net cash provided by (used in) investing
     activities                                       77,721         (441,850)
                                                   ----------        ---------

Financing activities
Increase in due to securities broker                       -        2,253,245
Payments on notes payable                         (1,229,896)         (19,079)
Borrowings from note payable                       2,117,564                -
Purchase of treasury stock                          (215,874)        (313,966)
Dividends paid to minority shareholders of
 Portsmouth                                         (126,711)        (126,713)
Dividends paid to preferred shareholders of
 Santa Fe                                            (12,879)               -
                                                   ----------       ----------
    Net cash provided by financing activities        532,204        1,793,487
                                                   ----------       ----------
Net increase (decrease) in cash and
  cash equivalents                                    60,024         (401,802)
Cash and cash equivalents at the
  beginning of the year                              109,483          511,285
                                                   ----------       ----------
Cash and cash equivalents at end of year        $    169,507     $    109,483
                                                   ==========      ==========

Supplemental information
Income taxes paid, net of refunds               $    967,171       $ 1,097,800
                                                  ==========        ==========
Interest paid                                   $    714,577       $   279,520
                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
Notes to the Consolidated Financial Statements
------------------------------------------------------------------------------
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Santa Fe Financial Corporation ("Santa Fe" or the "Company") was incorporated under the name of Tri Financial Corporation in the State of Nevada on July 25, 1967 as a wholly owned subsidiary of Crateo, Inc, a public company. On October 31, 1969, Crateo issued a one-for-one stock dividend of all of its shares of Tri Financial to its common shareholders. On September 17, 1970, the name of the Corporation was changed to Santa Fe Financial Corporation.

Santa Fe Financial Corporation's (the "Company") operations have been primarily limited to partnership income from its investment in Justice Investors and income from various investment activities. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 53.1% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its 68.1% owned subsidiary, Portsmouth Square, Inc. (PSI), and its 55.4% owned subsidiary, Woodland Village. All material intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of PSI was accounted for as a purchase and the assets and minority interest of PSI were recorded at their fair values. The Company's cost was less than its pro rata interest in the fair value of PSI's net assets by approximately $3.6 million. The excess of fair value over the allocated carrying amount of the investment in PSI is being amortized to other income over 40 years. The remaining unamortized amount at December 31, 1999 and 1998 was approximately $2.5 million and $2.6 million, respectively.

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

Beginning July 1, 1999, all marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the income statement.

In the prior year, the Company classified its marketable securities as available-for-sale with unrealized gains and losses, net of deferred taxes, reported in accumulated other comprehensive income. Certain securities were classified as trading securities to correspond with obligations of the same security sold short. These securities and the related obligations were marked to market with unrealized holding gains and losses included in earnings.

The cost of marketable securities sold is determined by the specific identification method.

Obligations for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the income statement.

Rental Property

Rental property is stated at cost. Depreciation of rental property is provided on the straight-line method based upon estimated useful life of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

Accounting for Impairment of Long-lived Assets

The carrying value of real estate is assessed regularly by management based on operating performance of the property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows. An impairment loss would be recognized when the sum of the undiscounted future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized in 1999 and 1998.

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method.

Revenue Recognition

During 1999 and 1998, the major source of the Company's revenue was its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California in which the Company's subsidiary, PSI, is both a limited and general partner. PSI and the Company account for the investment under the equity method.

Rental income is recognized when earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of December 31, 1999 and 1998, the conversion price is above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive. Therefore, basic and diluted earnings per share for the year ended December 31, 1999 and 1998 are the same.

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


NOTE 2 - INVESTMENT IN MARKETABLE SECURITIES

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During the year, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the twelve months ended December 31, 1999, the Company recognized a net unrealized gain of $4,113,680 related to the reclassification of all available-for-sale securities to trading securities.

Gross unrealized gains and losses included in earnings from the transfer of securities from available-for-sale to trading totaled $7,118,996 and $3,005,316 respectively, for the year ended December 31, 1999.

The net unrealized gain on trading securities included in earnings during 1999 and 1998 were $3,579,665 and $184,989, respectively.

Proceeds from sales of available-for-sale securities during 1999 were $12,421,072. Gross realized gains and losses included on those sales during 1999 were $1,632,440 and $3,317,340, respectively.

NOTE 3 - INVESTMENT IN JUSTICE INVESTORS

The major source of revenue of PSI is its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, and in which PSI is both a limited and general partner. PSI records its investment on the equity basis. Condensed financial statements for Justice Investors are presented below.

                            CONDENSED BALANCE SHEET


 December 31,                                                  1999
                                                               ----
Assets

Total current assets                                     $2,219,572
Property, plant and equipment, net of accumulated
 depreciation of $11,373,985                              5,201,698
Loan fees and deferred lease costs, net of accumulated
 amortization of $147,456                                   162,957
                                                          ---------
                                                         $7,584,227
                                                          =========

Liabilities and partners' equity
Total current liabilities                                $  261,062
Long-term liabilities                                     1,591,547
Partners' capital                                         5,731,618
                                                          ---------
                                                         $7,584,227
                                                          =========

                         CONDENSED STATEMENTS OF OPERATIONS

                                                               December 31,
                                                             1999         1998
                                                             ----         ----
Revenues                                               $7,791,402    7,036,744
Costs and expenses                                       (844,039)    (968,716)
                                                        ---------    ---------
Net income                                             $6,947,003    6,068,028
                                                        =========    =========

</TABLE



NOTE 4 - RENTAL PROPERTY

In July 1999, the Company's subsidiary, Woodland Village, completed the sale of its 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000 and realized a gain on the sale of real estate of $1,176,292. In September 1999, proceeds from the sale were used by Woodland Village to purchase a 27-unit multi-family apartment complex located in Los Angeles, California for $4,075,000 in a 1031 tax-deferred exchange. To complete the purchase, Woodland
Village obtained a $1,955,000 30-year mortgage note and two 5-year interest only loans of $201,928 and $162,563 from the Company and InterGroup, respectively. The mortgage note has a 7.73% interest rate and the interest rates for the 5-year loans are at 7.75%. The $201,928 loan from the Company was eliminated in consolidation.


At December 31, 1999 and 1998, rental property included the following:

                                                     December 31,
                                                  1999          1998
                                               -------       -------

Investment in real estate:
  Land                                      $ 1,996,750    $  286,104
  Buildings, improvements and equipment       2,083,210     3,057,097
  Accumulated depreciation on buildings,
    improvements and equipment               (   15,580)   (1,460,769)
                                              ---------     ---------
                                             $4,064,380    $1,882,432
                                              =========     =========


NOTE 5 - DUE TO SECURITIES BROKER

Various securities brokers have advanced funds for the purchase of marketable securities under standard margin agreements.

NOTE 6 - NOTES PAYABLE

In July 1999, the Company's subsidiary, Woodland Village, completed the sale of its 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000.
A portion of the proceeds from the sale were used to pay-off the outstanding mortgage payable on the property of $1,215,565. The mortgage carried an interest rate of 9.25%.

At December 31, 1999, the balance on notes payable was $2,115,203. Included in notes payable is a mortgage in the amount of $1,952,640 and note payable to Intergroup in the amount of $162,563. The 30-year mortgage is collateralized by a trust deed on the apartment complex. The interest rate on the loan is 7.73% for the first 120 months. Principal and interest payments of $13,978.85 are required monthly until September 23, 2009, at which point, the monthly payments will be recalculated based on a new interest rate of 2.15% in excess of the twelve-month average annual yield of United State Treasury Securities.
The new interest rate cannot exceed 11.879%. The $162,563 note payable to Intergroup carries an interest rate of 7.75% per annum payable at the end of each quarter. All unpaid principal and interest under the note are due on September 29, 2004. The annual principal payments on the mortgage and note payable for the five-year period commencing January 1, 2000 are approximately as follows:

          Year ending December 31,
          ------------------------
                   2000                 $   17,449
                   2001                     18,847
                   2002                     20,356
                   2003                     21,987
                   2004                    186,311
                   Thereafter            1,850,253
                                         ---------
                            Total       $2,115,203
                                         =========






NOTE 7 - INCOME TAXES

The Company and PSI file separate tax returns for both federal and state purposes. The provision for income taxes consists of the following:



                                                           Year ended
                                                           December 31,
                                                       1999            1998
                                                       ----            ----
 Federal
   Current                                         $  997,383      $  799,995
   Deferred                                         1,422,974        (824,114)
                                                    ---------       ---------
                                                    2,420,357         (24,119)
                                                    ---------       ---------
 State
   Current                                            279,192         213,550
   Deferred                                            68,597        (232,773)
                                                    ---------       ---------
                                                      347,789         (19,223)
                                                    ---------       ---------
                                                   $2,768,146      $  (43,342)
                                                    =========       =========


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                             Years ended
                                                             December 31,
                                                          1999         1998
                                                          ----         ----
  Statutory federal tax rate                              34.0%        34.0%
  Amortization of excess of fair value over the
   allocated carrying amount of the investment in PSI        -        203.7
  Dividends received deduction                               -         50.4
  State income taxes, net of federal tax benefit           6.1%      (164.5)
  Operating losses for which no benefit has been
   provided, net of change in the valuation allowance        -        174.7
  Other                                                    6.3         (5.5)
                                                         -----        -----
                                                          46.4%       292.8%
                                                         =====        =====

The components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                     December 31,
                                                 1999            1998
                                                 ----            ----
 Deferred tax assets
  Net operating loss carryforwards           $  666,481       $ 510,500
  State income taxes                             94,653          20,000
  Capital loss carryforwards                  1,445,067
  Other miscellaneous differences                     -          69,133
                                             ----------     ----------
 Gross deferred tax asset                     2,206,201       1,689,633
  Valuation allowance                          (666,481)      (510,576)
                                             ----------      ----------
 Net deferred tax asset                       1,539,720       1,179,057
                                             -----------    -----------
 Deferred tax liabilities
  Unrealized gain on marketable securities    1,431,866          93,097
  Deferred gain on sale of real estate          470,516               -
                                             ----------      ----------
Total deferred tax liabilities                1,902,382          93,097
                                             ----------      ----------
Net deferred tax (liabilities) assets        $(362,662)      $1,085,960
                                             ==========      ==========


At December 31, 1999, the Company had net capital losses available for carryforward for federal and state income tax purposes totaling approximately $3,612,667. These capital losses available for carryforward can be used against future capital gains and have an expiration of approximately 5 years from the time they are generated.

NOTE 8 - SHAREHOLDERS' EQUITY

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight year conversion exercise period. The preferred stock has voting rights as if converted into common stock. InterGroup elected to forego any dividend payments on the preferred stock for the year ended December 31, 1998. Beginning October 1, 1999, Intergroup will no longer forgo dividend payments on its preferred stock. During 1999, the Company paid $12,880 in dividends to Intergroup.

On June 15, 1998, the Company issued a two-for-one stock split in the form of a stock dividend to its shareholders of record as of May 22, 1998. Where applicable, the Company's financial statements have been restated to reflect the impact of the stock split.


NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 1999, InterGroup owned approximately 46.7% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 49.3% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 3.9% of the Company's outstanding common stock as of December 31, 1999. Effective June 30, 1998, the Company's

Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup now has the power to vote approximately 53.2% of the voting shares of the Company.

In September 1999, the Company's subsidiary, Woodland Village, obtained a 5-year interest only note in the amount of $162,563 from Intergroup. The note carries a 7.75% interest rate and matures on September 29, 2004.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company and its subsidiary, Portsmouth based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the years ended December 31, 1999 and 1998, the Company and Portsmouth made payments to InterGroup of approximately $195,000 and $162,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

During 1999, the Company paid $12,880 preferred stock dividends to Intergroup.

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


NOTE 10- COMMITMENTS AND CONTINGENCIES

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares by InterGroup. As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. During March 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted their applications for attorneys' fees and costs in the total amount of approximately $936,000. That award bears interest at the statutory rate of 10% per annum and was appealed by the plaintiffs in that action. On January 21, 2000, the Court of Appeal affirmed that award of attorney's fees and costs. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                             PART III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of The Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Party Transactions.

The information for Part III, Items 9 through 12, are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.


Item 13.  Exhibits and Reports on Form 8-K.

     (a) Listing of Exhibits by Table Number
         -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

           Exhibit                                                 Page
           -------                                                 ----

   3.(i)  Articles of Incorporation                                 ***
     (ii) Bylaws (Amended February 15, 2000)                        35*

   4.     Instruments defining he rights of Security Holders,       *
          including indentures (see Articles of Incorporation and Bylaws)

   10.    Material Contracts
          (a) Securities Purchase Agreement dated December 20,      **
              1994 between Santa Fe Financial Corporation and
              The InterGroup Corporation

   21.    Subsidiaries:

          (1) Portsmouth Square, Inc. (68.1%)
              Incorporated on July 6, 1967 in California

          (2) Intergroup Woodland Village, Inc. (55.4%)
              Incorporated on August 5, 1993 in Ohio

   22.    Published report regarding matters
          submitted to vote of Security Holders -

              Proxy Statement for Annual Meeting of
              Shareholders to be held May 16, 2000, which will be filed with the Commission within one hundred twenty (120) days of the fiscal year pursuant to Regulation 14A

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

     (c) Financial Statements and Schedules Required by Regulation S-X
         -------------------------------------------------------------

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE

Independent Auditor's Report                                   26
Balance Sheet - December 31, 1999 and 1998                     27
Statements of Income and Partners' Capital - Years             28
  Ended December 31, 1999 and 1998
Statements of Cash Flows - Years Ended                         29
  December 31, 1999 and 1998
Notes to Financial Statements - December 31, 1999 and 1998     30


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

                          COLLIER & MARKOWITZ
                      CERTIFIED PUBLIC ACCOUNTANTS
                  (SUCCESSORS TO AARON, BLUM & COLLIER)

                   235 MONTGOMERY STREET, SUITE 1049
                    SAN FRANCISCO, CALIFORNIA 94104
                           TEL (415) 982-7852
                           FAX (415) 982-1429

                            January 28, 2000

To the Partners
Justice Investors
(A Limited Partnership)
San Francisco, California

                   Independent Auditor's Report
                   ----------------------------

We have audited the accompanying balance sheets of Justice Investors (A Limited Partnership) as of December 31, 1999, and 1998, and the related statements of income and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ COLLIER AND MARKOWITZ
Certified Public Accounts

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 1999 and 1998
                       --------------------------

                                                       1999           1998
                                                       ----           ----
                                   ASSETS
                                   ------
Current assets
  Cash                                             $   15,453      $   3,265
  Rents receivable                                  2,198,898      1,688,253
  Prepaid expenses                                      5,221          4,886
                                                    ---------       --------
       Total current assets                         2,219,572      1,696,404
                                                    ---------       --------
Fixed assets
  Office equipment (net of accumulated
    depreciation of $4,757 in 1999 and
    $3,846 in 1998)                                       796          1,707
  Building and improvements (net of accumulated
    depreciation of $11,369,228 in 1999 and
    $10,995,627 in 1998)                            4,076,774      4,450,375
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            5,201,698      5,576,210
                                                    ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $140,440 in 1999 and $110,875 in 1998)          147,817        177,382
 Deferred lease costs (net of accumulated
   amortization of $7,016 in 1999 and
   $5,908 in 1998)                                     15,140         16,247
                                                    ---------      ---------
      Total other assets                              162,957        193,629
                                                    ---------      ---------
      Total assets                                 $7,584,227     $7,466,243
                                                    =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses      $   45,520     $   50,539
  Rents received in advance                           206,250            200
  Accrued interest                                      9,292          6,553
                                                    ---------      ---------
      Total current liabilities                       261,062         57,292
Long-term liabilities
  Notes payable                                     1,591,547      2,604,686
                                                    ---------      ---------
      Total liabilities                             1,852,609      2,661,978
Commitment - Lease commission                       ---------      ---------
Partners' capital                                   5,731,618      4,804,265
                                                    ---------      ---------
       Total liabilities and partners' capital     $7,584,227     $7,466,243
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                           JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 1999 and 1998
                  --------------------------------------

                                                         1999           1998
                                                         ----           ----
Revenues
  Rental income
    Hotel                                           $6,368,921    $5,677,119
    Garage                                           1,379,523     1,337,833
    Other                                                2,400         2,400
                                                     ---------     ---------
      Total rental income                            7,750,844     7,017,352
    Interest income                                      4,893             -
    Miscellaneous income                                35,665        19,392
                                                     ---------     ---------
      Total revenues                                 7,791,402     7,036,744
                                                     ---------     ---------

Expenses
  Interest                                              52,187       175,468
  Depreciation and amortization                        405,184       423,320
  Lease commission                                      63,690        56,771
  Property taxes                                        41,627        41,928
  General and administrative
    Administrative expenses                            150,000       150,000
    Accounting fees                                      8,348         9,999
    Audit and tax preparation                           43,435        25,527
    Business taxes                                      23,223        20,554
    Bank charges                                         8,634         6,935
    Consultants                                          1,050         5,000
    Franchise taxes                                        800           800
    Insurance expense                                   40,374        45,518
    Legal fees                                           4,758         6,178
    Office expense and miscellaneous                       729           713
                                                     ---------     ---------
      Total expenses                                   844,039       968,716
                                                     ---------     ---------

Net income                                           6,947,363     6,068,028
Partners' capital at beginning of
  year                                               4,804,265     3,776,240
Less distributions to partners                      (6,020,010)   (5,040,003)
                                                     ---------     ---------
Partners' capital at end of year                    $5,731,618    $4,804,265
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)
                Years Ended December 31, 1999 and 1998
                --------------------------------------
            Increase (Decrease) in Cash and Cash Equivalents

                                                          1999          1998
                                                          ----          ----
Cash flows from operating activities
  Cash received from tenants                       $ 7,446,249    $5,588,801
  Interest received                                      4,893             -
  Miscellaneous income received                         35,665             -
  Interest paid                                        (49,448)     (168,915)
  Cash paid for other operating
    activities                                        (392,022)     (357,178)
     Net cash provided by operating                   --------      --------
        activities                                   7,045,337     5,062,708
                                                     ---------     ---------
Cash flows from financing activities
  Distributions to partners                         (6,020,010)   (5,040,003)
  Proceeds from borrowing of long-
    term debt                                        3,043,509     3,992,727
  Principal payments of long-term
    debt                                            (4,056,648)   (4,012,167)
     Net cash used in financing                      ---------     ---------
        activities                                  (7,033,149)   (5,059,443)
                                                     ---------     ---------
Net increase in cash and
  cash equivalents                                      12,188         3,265
Cash and cash equivalents at
  beginning of year                                      3,265             -
                                                     ---------     ---------
Cash and cash equivalents at end
of year                                             $   15,453    $    3,265
                                                     =========     =========
Reconciliation of net income to net
  cash provided by operating
  activities
Net income                                          $6,947,363    $6,068,028
                                                     ---------     ---------
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
   Depreciation and amortization                       405,184       423,320
   Rents receivable                                   (510,645)   (1,222,502)
   Prepaid expenses                                       (335)       29,737
   Accounts payable                                     (5,019)      (36,378)
   Rents received in advance                           206,050      (206,050)
   Interest payable                                      2,739         6,553
                                                     ---------     ---------
                                                        97,974    (1,005,320)
                                                     ---------     ---------
Net cash provided by operating
  activities                                        $7,045,337    $5,062,708
                                                     =========     =========
Supplemental disclosures of cash
  flows information:
    Cash paid during the year for:
      Interest                                      $   49,448    $  168,915


The accompanying notes are an integral part of these financial statements.

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1999 and 1998
                    --------------------------

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

Organization
------------
Justice Investors, a Limited Partnership (the "Partnership"), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The lease of the hotel provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The parking garage lease provides for payments of certain percentages of parking receipts to November 30, 2010.

Rents Receivable
----------------
Management believes that all rents receivable as of December 31, 1999 and 1998, were fully collectible. Therefore, no allowance for doubtful accounts was recorded.

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

                         JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1999 and 1998
                    --------------------------

SIGNIFICANT ACCOUNTING POLICIES (continued)
-------------------------------

Use of Estimates
----------------
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

LONG-TERM DEBT
--------------
At December 31, 1999 and 1998, long-term debt consisted of the following:


                                                          1999           1998
                                                          ----           ----
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provides for interest
  at LIBOR plus 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                            $       -     $2,590,000


  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provides for interest
  at prime rate per annum due December 31, 2004       1,591,547         14,686
                                                      ---------      ---------
                                                     $1,591,547     $2,604,686
                                                      =========      =========

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1998                                 $6,796,678
  December 31, 1999                                  6,506,363
  December 31, 2000                                  6,182,662
  December 31, 2001                                  5,821,736
  December 31, 2002                                  5,419,302
  December 31, 2003                                  4,970,590
  December 31, 2004                                  4,470,275

                        JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1999 and 1998
                    --------------------------

LONG-TERM DEBT (continued)
--------------

Maturities of long-term debt for each of the next five years are as follows:

  2000                                              $        -
  2001                                                       -
  2002                                                       -
  2003                                                       -
  2004                                               1,591,547

MINIMUM FUTURE RENTALS
----------------------
Minimum future rentals to be received on non-cancelable leases as of December 31, 1999 for each of the next five years and in the aggregate are:

    2000                                         $ 2,761,000
    2001                                           2,761,000
    2002                                           2,761,000
2003	2,761,000
2004	2,761,000
    Subsequent to 2004                             1,544,250
                                                  ----------
                                                 $15,349,250
                                                  ==========

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


RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                  1999           1998
                                                  ----           ----
  General partners                            $150,000       $150,000
  Legal services                                 4,758          6,178
                                               -------        -------
                                              $154,758       $156,178
                                               =======        =======

                        JUSTICE INVESTORS
                      (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS

                    December 31, 1999 and 1998
                    --------------------------

RELATED PARTY TRANSACTIONS (continued)
--------------------------
The garage lessee, the managing general partner, paid the Partnership $1,379,523 and $1,337,833 during 1999 and 1998, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 1999 and 1998 were $108,478 and $115,794, respectively. Accounts payable to general partners at December 31, 1999 and 1998 were $30,000 and $30,000, respectively.

LITIGATION
----------
The Partnership was a co-defendant in a lawsuit filed by a former employee of the general contractor who constructed the hotel and garage facilities, for alleged personal injuries resulting from exposure to asbestos-containing materials. The case was dismissed in 1998 without liability to the Partnership.

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SANTA FE FINANCIAL CORPORATION
                                                        (Registrant)

Date: March 28, 2000                          by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: March 28, 2000                          by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary


Date: March 28, 2000                          by /s/ David Nguyen
                                                 --------------------------
                                                 David Nguyen
                                                 Controller
                                                (Principal Accounting Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2000                  /s/ John V. Winfield
      --------------                  ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: March 28, 2000                  /s/ John C. Love
      --------------                  ---------------------------------------
                                      John C. Love,
                                      Director


Date: March 28, 2000                  /s/ William J. Nance,
      --------------                  ---------------------------------------
                                      William J. Nance,
                                      Director

                              EXHIBIT 3 (ii)



     On February 15, 2000 the Board of Directors of Santa Fe Financial Corporation amended the first paragraph of ARTICLE II, SECTION ONE of the Bylaws of the Company to read as follows:

                  "SECTION ONE.  ANNUAL MEETING.  The date, time
                   and place of the Company's annual meeting of shareholders shall be determined and set each year by the Board of Directors in accordance with applicable law."