Form 10QSB
period 2000-03-31
SANTA FE FINANCIAL CORP
filed 2000-05-12
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2000


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


 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,192,310 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 10, 2000.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                  SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--March 31, 2000 (Unaudited)              3

    Consolidated Statements of Income and Comprehensive Income
     (Unaudited)--Three Months ended March 31, 2000 and
      March 31, 1999                                                    4

    Consolidated Statements of Cash Flows (Unaudited)--
     Three Months ended March 31, 2000 and March 31, 1999               5

    Notes to Consolidated Financial Statements                          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                            11
  Item 6. Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                             12

                                PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements


                       Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)


As of March 31,                                                2000
                                                         -------------
ASSETS
  Cash and cash equivalents                               $    511,497
  Investment in marketable securities                       30,224,422
  Investment in Justice Investors                            7,157,215
  Rental property                                            4,051,027
  Other investments                                            350,000
  Other assets                                                 290,654
                                                            ----------
Total assets                                              $ 42,584,815
                                                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  9,292,711
  Obligations for securities sold                            9,021,531
  Mortgage payable                                           2,110,966
  Accounts payable and accrued expenses                      2,096,459
                                                            ----------
Total liabilities                                           22,521,667
                                                            ----------

Minority interest                                            5,091,225
                                                            ----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,207,710                  127,604
  Additional paid-in capital                                 8,807,941
  Retained earnings                                          6,672,288
  Treasury stock, at cost, 68,328 shares                      (642,270)
                                                           -----------
Total shareholders' equity                                  14,971,923
                                                           -----------
Total liabilities & shareholders' equity                  $ 42,584,815
                                                           ===========


See accompanying notes to consolidated financial statements.



                      Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For three months ended March 31,                    2000               1999
                                                 ---------          ---------
Revenues
  Equity in net income of Justice
   Investors                                   $   890,679         $  564,399
  Dividend and interest income                     217,304            199,565
  Net gains (losses) on marketable
   securities                                    3,019,729           (992,962)
  Rental income                                     75,696            153,478
  Other income(loss)                                67,043             (1,966)
                                                 ---------          ---------
                                                 4,270,451            (77,486)
                                                 ---------          ---------
Costs and expenses
  Property operating expense                        32,068             42,400
  Mortgage interest expense                         44,638             48,909
  Depreciation expense                              13,354             44,472
  Margin interest and trading expenses             266,048            129,183
  Litigation                                         7,448                  -
  General and administrative                       216,715            181,210
                                                 ---------          ---------
                                                   580,271            446,174
                                                 ---------          ---------
Income (loss) before income taxes
 and minority interest                           3,690,180           (523,660)

Income tax (expense) benefit                    (1,476,072)           189,900
                                                 ---------          ---------
Income before minority interest                  2,214,108           (333,760)

Minority interest                                 (299,968)          (242,321)
                                                 ---------          ---------
Net income (loss)                              $ 1,914,140           (576,081)
Preferred stock dividends                          (12,704)                 -
                                                 ---------          ---------
Income available to common shareholders        $ 1,901,436        $  (576,081)
                                                 =========          =========
Basic earnings (loss) per share                $      1.57        $     (0.45)
                                                 =========          =========
Weighted average number of shares
  outstanding                                    1,212,079          1,270,376
                                                 =========          =========
Comprehensive income
  Net income (loss)                            $ 1,914,140        $  (576,081)
  Other comprehensive income:
   Unrealized holding loss
    on marketable securities                             -           (427,133)
   Reclassification adjustment for holding
    loss included in net earnings                        -            992,962
   Income tax benefit related to
     other comprehensive income                          -            122,038
                                                 ---------          ---------
  Total comprehensive income                   $ 1,914,140        $   111,786
                                                 =========          =========


See accompanying notes to consolidated financial statements.



                        Santa Fe Financial Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

For the three months ended March 31,                   2000            1999
                                                    ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                $ 1,914,140   $   (576,081)
  Adjustments to reconcile net income(loss) to
   net cash provided by (used in) operating
   activities:
    Equity in net income of Justice Investors         (890,679)      (564,399)
    Net unrealized (gain)loss on marketable
     securities                                     (1,730,622)       992,962
     Minority interest                                 299,968        195,039
     Amortization of excess of market value
     over carrying value                               (22,176)       (22,176)
    Depreciation expense                                13,354         44,472
    Changes in operating assets and liabilities:
     Investment in marketable securities             1,996,421              -
     Other assets                                       43,791       (414,541)
     Accounts payable and accrued expenses           1,373,138        486,275
     Due to securities broker                       (5,861,451)             -
     Obligations for securities sold                 2,771,328              -
                                                    ----------     ----------
Net cash (used in) provided by operating
  activities                                           (92,788)       141,551
                                                    ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors            627,480        418,320
  Purchase of marketable securities                          -     (7,194,092)
  Proceeds from sale of marketable securities                -      6,036,521
  Purchase of other investments                              -        (50,000)
  Purchase of property, furniture and fixtures               -         (6,296)
                                                    ----------     ----------
Net cash provided by (used in) investing
 activities                                            627,480      (795,547)
                                                    ----------     ----------
Cash flows from financing activities:
  Decrease in due to securities broker                       -     (1,894,709)
  Increase in obligations for securities sold                -      2,845,334
  Principal payments on mortgage payable                (4,237)        (6,760)
  Purchase of treasury stock                          (112,430)             -
  Dividends paid to preferred shareholders             (12,704)             -
  Dividends paid to minority shareholders              (63,331)       (63,357)
                                                    ----------     ----------
Net cash (used in) provided by financing
  activities                                          (192,702)       880,508
                                                    ----------     ----------
Net increase in cash and cash equivalents              341,990        226,512

Cash and cash equivalents at beginning of period       169,507        162,906
                                                    ----------     ----------
Cash and cash equivalents at end of period        $    511,497   $    389,418
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

Certain reclassifications have been made to the financial statements as of March 31, 1999 and for the three months then ended to conform to the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended December 31, 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                        March 31, 2000
                                                        --------------
Assets
Total current assets                                      $1,055,648
Property, plant and equipment, net of
  accumulated depreciation of $11,465,896                  5,108,904
Loan fees and deferred lease costs,
  net of accumulated amortization of $155,585                154,827
                                                           ---------
    Total assets                                          $6,319,379
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   59,248
Partners' capital                                          6,260,131
                                                           ---------
    Total liabilities and partners' capital               $6,319,379
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the three months ended March 31,           2000           1999
                                           ----------     ----------
Revenues                                   $2,012,139     $1,358,686
Costs and expenses                            223,626        225,354
                                            ---------      ---------
Net income                                 $1,788,513     $1,133,332
                                            =========      =========




3. Investment in Marketable Securities
   -----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During 1999, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with the Company's overall investment objectives and activities. As a result, beginning with its third quarter ending September 30, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the three months ended March 31, 2000, net unrealized gains on trading securities included in earnings were $1,730,622.


4. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three months ended March 31, 2000, the Company and Portsmouth made payments to InterGroup of approximately $54,610 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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


6. Commitments and Contingencies
   -----------------------------

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares to InterGroup. As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. During March 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted the applications for attorneys' fees and costs in the total amount of approximately $936,000 plus interest at the statutory rate of 10% per annum. On January 21, 2000, the Court of Appeal affirmed that award of attorney's fees and costs. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On April 12, 2000, the California Supreme Court granted the Petition for Review, but deferred further action pending consideration and disposition of a related issue in another case before the Court, or pending further order of the Court.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below and in the Company's Form 10-KSB for the year ended December 31, 1999, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.1% owned subsidiary, Portsmouth, in the Justice Investors limited partnership, rental income from its multi-family real estate property and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon.


Three Months Ended March 31, 2000 Compared to Three Months
Ended March 31, 1999

Comparison of operating results for the three months ended March 31, 2000 to the three months ended March 31, 1999 shows net income of $1,914,140 as compared to a net loss of $576,081. The significant increase in net income is primarily attributable to the increase in total revenue to $4,270,451 from a loss of $77,486 offset by a moderate increase in total costs and expenses to $580,271 from $446,174.

The increase in total revenue to $4,270,451 from a loss of $77,486 is due to a 58% increase in partnership income from Justice Investors to $890,679 from $564,399, a change in investment income to net gains on marketable securities of $3,019,729 from net losses on marketable securities of $992,962, partially offset by the decrease in rental income to $75,696 from $153,478.

The increase in partnership income is primarily attributable to a 48% increase in hotel rental income as a result of the renovation of the common areas of the hotel during first quarter of 1999, which reduced occupancy and other revenues generated by the hotel, and an increase in the average daily room rate for the quarter ended March 31, 2000.

The change in investment income to net gains on marketable securities of $3,019,729 from net losses on marketable securities of $992,962 is primarily due to the inclusion of net unrealized gains on trading securities of $1,730,622 in earnings for the quarter ended March 31, 2000 and management's efforts to reposition the portfolio. In the quarter ended March 31, 1999, all unrealized gains and losses on marketable securities were included in comprehensive income. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in rental income to $75,696 from $153,478 is primarily due to the sale of the Company's 100-unit complex located in Cincinnati, Ohio in July 1999 and the purchase of a smaller 27-unit apartment complex located in Los Angeles, California in September 1999. The 27-unit apartment complex generates less revenue and incurs less expenses. Accordingly, property operating and depreciation expenses also decreased.

The change in other income/(loss) to income of $67,044 compared to a loss of $1,966, is primarily due to the increase in other interest income and miscellaneous income.

The increase in margin interest and trading expenses to $266,048 from $129,183 is due to the maintenance of a higher margin balance in the current quarter and the increased size of the Company's portfolio.

The increase in general and administrative expenses to $216,715 from $181,210 is due to the increase in accounting and other expenses.

Income tax expense changed to an expense of $1,476,072 from a tax benefit of $189,900 as a result of the significant increase in income.


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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the quarter ended March 31, 2000, the Company received cash distributions of $627,480 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

On August 17, 1999, the Board of Directors increased the number of shares that the Company is authorized to repurchase under its stock buy-back program by an additional 50,000 shares to a total of 100,000 shares. As of March 31, 2000, the Company had repurchased 68,328 shares of its Common Stock, of which 10,700 shares were purchased in the current quarter for $117,719.

As of March 31, 2000, the Company's current assets and current liabilities were $31,026,573 and $20,410,701, respectively. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


YEAR 200O ISSUES

All of the Company's critical computer software and hardware are year 2000 compliant.




PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, on March 24, 1998, the trial court entered a judgment awarding attorneys fees and costs in favor of the director defendants and Santa Fe in the total amount of $936,000, plus interest at the statutory rate of 10%, as the prevailing parties in that action. That judgment was appealed by the plaintiffs. On January 21, 2000, the Court of Appeal affirmed the award of attorney's fees and costs. On March 1, 2000, plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On April 12, 2000, the California Supreme Court granted the Petition for Review, but deferred further action pending consideration and disposition of a related issue in another case before the Court, or pending further order of the Court.


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


                                              SANTA FE FINANCIAL CORPORATION
                                                       (Registrant)

Date: May 10, 2000                            by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: May 10, 2000                            by /s/   Michael G. Zybala
                                                 ----------------------------
                                                 Michael G. Zybala
                                                 Vice President and Secretary


Date: May 10, 2000                            by /s/   David Nguyen
                                                 -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)