Form 10KSB
period 2000-06-30
SANTA FE FINANCIAL CORP
filed 2000-09-28
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

[ ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2000 to June 30, 2000.

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

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the six months ended June 30, 2000 were $4,424,934.


       1 of 44

    The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock sold on September 15, 2000 was $5,675,034.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 15, 2000, was 1,192,310.


                     DOCUMENTS INCORPORATED BY REFERENCE

NONE




                            TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                4

    Item  3.  Legal Proceedings.                                      7

    Item  4.  Submission of Matters to a Vote of Security Holders.    7

PART II

    Item  5.  Market For Common Equity and Related                    8
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       9
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            13

    Item  8.  Changes in and Disagreements with Accountants on        27
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and            27
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 29

    Item 11.  Security Ownership of Certain Beneficial Owners and     30
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   32

    Item 13.  Exhibits, Financial Statement Schedules, and            33
              Reports on Form 8-K.

SIGNATURES                                                            43




       2 of 44



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

Since 1988, the Company's principal source of revenue has been, and continues to be, derived from the investment of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% limited partnership interest in Justice Investors and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. There are approximately 91 limited partners in Justice Investors.

The Company also owns a controlling 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland Village"), which owns a 27-unit multi-family apartment complex located in Los Angeles, California. The complex was acquired in July 1999 at an initial cost of $4,075,000 in a tax-deferred exchange.

On May 16, 2000, the Board of Directors of Santa Fe approved a change in fiscal year end of the Company from December 31 to June 30 to coincide with the fiscal year end of its parent company, The Intergroup Corporation.

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

BUSINESS OF ISSUER

The Company's principal business is conducted through Portsmouth's general and limited partnership interest in Justice Investors. Justice Investors owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown ("Holiday"). The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor, NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. As a general partner, Portsmouth has become more active in monitoring the operations of the hotel and the parking garage as part of its effort to improve revenues.

The Company's operations also include a controlling interest in a 27-unit multi-family apartment complex located in Los Angeles, California. The Company also derives income from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential.


       3 of 44


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

EMPLOYEES

As of June 30, 2000, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2. Description of Property.

PROPERTIES

As of June 30, 2000, Santa Fe's investments in real property consisted of its 49.8% interest in Justice Investors through the Company's 68.8% owned subsidiary, Portsmouth, and its 55.4% owned subsidiary, Woodland Village.

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

The lease also required the lessee and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of June 30, 2000, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was completed during 1999.

       4 of 44


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


Los Angeles, California Apartment Complex

The property owned by the Company's 55.4% subsidiary Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on December 31, 1997 at a cost of $858,600. For the six months ended June 30, 2000, real estate property taxes were approximately $12,915. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. As of June 30, 2000, the outstanding mortgage balance was $1,943,663. The mortgage carries an interest rate of 7.73% and matures in October 2029. In addition to the mortgage, as part of the initial purchase of the property, Woodland Village obtained two 5-year interest only loans of $201,928 and $162,563 from the Company and the Company's parent, The InterGroup Corporation ("InterGroup"), respectively. Both notes mature in September 2004. The $201,928 note was eliminated in consolidation.

Woodland Village leases units in the apartment complex on a short-term basis, with no lease extending beyond one year. The effective rental rate per rental unit was approximately $975. As of June 30, 2000, the property was 100% occupied. In the opinion of management the property is adequately covered by insurance.


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

The Company has also invested in income producing instruments, equity and debt securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. Those investments are made under the direction of the Company's Chairman and President. The Company will primarily invest in

       5 of 44


securities priced above $5.00 a share of companies listed on the New York and American Stock Exchanges and The Nasdaq National Stock Market. Although most of of the Company's investments in marketable securities are companies listed in major stock markets, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide for additional return opportunities. In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

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

The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company utilizes margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of the Company's subsidiary, Portsmouth, and the Company's parent, Intergroup, and directs the investment activity of those
companies.   An employee of InterGroup helps manage the portfolios of the
Company in consultation with Mr. Winfield. The Company reimburses InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company.


       6 of 44




Item 3.  Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and in its Form 10-QSB Report for the quarterly period ended March 31, 2000.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for of the County of San Diego. As previously reported, on March 24, 1998, the trial court entered a judgment awarding attorneys fees and costs in favor of the director defendants and Santa Fe in the total amount of $936,000, plus interest at the statutory rate of 10%, as the prevailing parties in that action. That judgment was appealed by the plaintiffs. On January 21, 2000, the Court of Appeal affirmed the award of attorney's fees and costs. On March 1, 2000, plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On September 20, 2000, the California Supreme Court entered an order dismissing the Petition for Review.



Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on May 16, 2000, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, William J. Nance and John C. Love, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For      Against      Abstained
                                         ---------      -------      ---------
   John V. Winfield                      1,080,547            0        5,200
   John C. Love                          1,080,347            0        5,400
   William J. Nance                      1,080,347            0        5,400

Proposal (2) - Accountants:
   PricewaterhouseCoopers LLP            1,078,099          408        7,240



       7 of 44


                            PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock trades on the Small-Cap Market tier of The Nasdaq Stock Market, Inc. ("Nasdaq")under the symbol SFEF. The following table sets forth the range of high and low sales prices for Santa Fe's common stock for the first two quarters of 2000 and for every quarterly period in the years 1999 and 1998 as reported by Nasdaq.


2000                                    High            Low
----                                    -----          -----
First Quarter (1/1 to 3/31)            $10.63         $ 8.50
Second Quarter (4/1 to 6/30)           $10.50         $ 8.75

1999
-----
First Quarter (1/1 to 3/31)            $11.50         $ 8.50
Second Quarter (4/1 to 6/30)           $ 9.00         $ 8.63
Third Quarter (7/1 to 9/30)            $ 9.50         $ 8.50
Fourth Quarter (10/1/12/31)            $10.75         $ 8.63

1998
----
First Quarter (1/1 to 3/31)            $17.63         $12.25
Second Quarter (4/1 to 6/30)           $19.50         $14.13
Third Quarter (7/1 to 9/30)            $14.00         $ 9.25
Fourth Quarter (10/1/12/31)            $ 8.50         $ 7.50

As of September 15, 2000 the approximate number of holders of record of the Company's Common Stock was 541. Such number of record owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 710 beneficial shareholders of the Company's Common Stock.

DIVIDENDS

The Company has not paid any cash dividends to the common stock holders since April 1996. In July of 1996, the Board of Directors elected to suspend payment of any dividends pending final resolution of the derivative suit, at which time the Company will re-examine its dividend policy.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. InterGroup elected to forego any dividend payments on the preferred stock for the year ended December 31, 1998. Beginning October 1, 1999, Intergroup informed the Board that they will no longer forgo dividend payments on its preferred stock. During the fiscal year ended 1999, the Company paid dividends of $12,880 to Intergroup. For the six months ended June 30, 2000, the Company paid dividends of $25,405.

       8 of 44




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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership, rental income from its investment in a multi-family real estate property and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.

On May 16, 2000, the Board of Directors of Santa Fe approved a change in fiscal year end of the Company from December 31 to June 30 to coincide with the fiscal year end of its parent Company, The Intergroup Corporation.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Comparison of operating results for the six months ended June 30, 2000 shows net income of $1,433,486 as compared to a net loss of $1,222,447. The significant increase in net income is primarily attributable to an increase in total revenue to $4,424,934 from a loss of $391,344, while total costs and expenses increased moderately to $1,227,863 from $1,110,173.

The increase in total revenue to $4,424,933 from a loss of $391,344 is due to a change in net gains on marketable securities of $1,742,972 from net losses of $2,577,620, a 31% increase in partnership income from Justice Investors to $2,001,018 from $1,525,683, and an increase in dividend and interest income to $429,989 from $290,490. The increases are partially offset by a decrease in rental income to $147,732 from $306,065.

The change in net gains on marketable securities of $1,742,972 from net losses on marketable securities of $2,577,620 is due to the inclusion of net unrealized gains on marketable securities of $1,218,374 in the current period earnings and from management's continuing effort to reposition the Company's investment portfolio. During the fiscal year 1999, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would

       9 of 44


be more consistent with the Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement.

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

Rental income decreased to $147,732 from $306,065 and total property related costs decreased to $182,760 from $314,118 as a result of the sale of the Cincinnati, Ohio property with 100 units and the acquisition of a smaller Los Angeles, California property with 27 units in September 1999. The transaction was completed in a tax-deferred exchange. Mortgage interest expense increased to $89,967 from $59,989 as a result of a higher mortgage balance related to the purchase of the new property.

The increase in margin interest and trading related expenses to $536,540 from $331,986 is due to the maintenance of a higher margin balance in the current period and increased investment trading activity.

The 10% increase in general and administrative expenses to $493,894 from $449,597 is due to the increase in accounting and other miscellaneous expenses.

Income tax expense changed to an expense of $1,350,438 from a tax benefit of $605,673 as a result of the significant increase in income.


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

The 292% increase in total revenue to $8,011,230 from $2,045,234 is due to a 14% increase in partnership income from Justice Investors of $3,459,786 from $3,021,878, a 76% increase in dividend and interest income to $799,792 from $455,541, a change in investment income to net gains on marketable securities of $2,006,923 from net losses on marketable securities of $1,813,378, a gain on sale of real estate of $1,176,292 compared to none and a change in other income to income of $145,449 compared to losses of $238,961, partially offset by the decrease in rental income to $422,988 from $620,154.

The increase in partnership income is primarily attributable to a 12% increase in hotel rental income as a result of an increase in the average daily room rate without a significant reduction in occupancy rates.

The increase in dividend and interest income reflects management's continuing efforts to reposition the Company's investment portfolio. The change in investment income from net losses of $1,813,378 to net gains of $2,006,923 is primarily due to a recognized gain of $4,113,680 related to the reclassification of all available-for-sale securities to trading securities effective July 1, 1999.

       10 of 44




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

In July 1999, the Company's 55.4%-owned subsidiary, Intergroup Woodland Village, sold its 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000 resulting a gain on sale of real estate of $1,176,292. There were no such gains in the prior year. As the result of the sale, rental income decreased to $422,988 from $620,154, property operating expense decreased to $233,324 from $491,043, and depreciation expense decreased to $117,816 from $174,034. In September 1999, proceeds from the sale of the property were used to purchase a 27-unit multi-family apartment complex located in Los Angeles, California for $4,075,000, in a 1031 tax-deferred exchange.

The 71% increase in margin interest and investment related expenses is due to the maintenance of a higher margin balance in the current year and increased investment trading activity.

The 12% increase in general and administrative expenses is primarily due to the increase in insurance expenses, wages and salaries, and miscellaneous expenses.

Minority interest increased to $1,577,247 from $408,362 as a result of greater net income generated by the Company's two subsidiaries, Portsmouth and Woodland Village.

Income tax expense changed to an expense of $2,768,146 from a tax benefit of $43,342 as a result of the significant increase in income.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's investment in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, the Company's subsidiary also receives monthly management fees as a general partner. The Company also derives revenue from its investment in a multi-family real estate property and the investment of its cash and securities assets.

       11 of 44




As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the six months ended June 30, 2000, the Company received cash distributions of $1,254,960 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

On May 16, 2000, the Board of Directors increased the number of shares that the Company is authorized to repurchase under its stock buy-back program by an additional 70,000 shares to a total of 170,000 shares. As of June 30, 2000, the Company had repurchased 83,728 shares of its Common Stock for an aggregate consideration of $784,735.

At June 30, 2000, the Company's current assets and current liabilities were $32,974,159 and $23,420,159 respectively. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


IMPACT OF INFLATION

Because the Company's primary source of revenue is from its subsidiary's 49.8% investment in Justice Investors, the impact of inflation on the Company should be viewed at the partnership level. As discussed above, partnership income is primarily dependent on lease revenues from Felcor. Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Felcor is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material. The impact of inflation on the Company's multifamily real estate is also not viewed by management as material.



       12 of 44




Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                     PAGE

Report of Independent Accountants                                  13
Consolidated Balance Sheet - June 30, 2000                         14
Consolidated Statements of Income - Six Months Ended
  June 30, 2000 and Years Ended December 31, 1999 and 1998         15
Consolidated Statements of Shareholders' Equity - Six Months
  Ended June 30, 2000 and Years Ended December 31, 1999 and 1998 16 Consolidated Statements of Cash Flows - Six Months Ended
  June 30, 2000 and Years Ended December 31, 1999 and 1998         17
Notes to Consolidated Financial Statements                         18






                   Report of Independent Accountants

To the Board of Directors and
Shareholders of Santa Fe Financial Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Santa Fe Financial Corporation and its subsidiaries at June 30, 2000, and the results of its operations and its cash flows for the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 22, 2000




       13 of 44



SANTA FE FINANCIAL CORPORATION
Consolidated Balance Sheet
------------------------------------------------------------------------------
                                                           June 30, 2000
                                                           -------------
Assets
  Cash and cash equivalents                                 $     62,617
  Investment in marketable securities                         32,538,045
  Investment in Justice Investors                              7,477,162
  Rental property                                              4,039,083
  Other investments                                              300,000
  Other assets                                                   373,497
                                                              ----------
    Total assets                                            $ 44,790,404
                                                              ==========



Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $ 10,308,691
  Obligations for securities sold                             11,826,894
  Accounts payable and accrued expenses                        1,284,574
  Notes payable                                                2,106,227
                                                              ----------
    Total liabilities                                         25,526,386
                                                              ----------
  Minority interest                                            4,927,914
                                                              ----------

Shareholders' equity:
  6% Cumulative, convertible, redeemable at
    the option of the holder, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 63,600
    Liquidation preference of $858,600                             6,360
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    1,276,038 shares issued and 1,192,310 outstanding            127,604
  Additional paid-in-capital                                   8,807,942
  Retained earnings                                            6,178,933
  Treasury stock, at cost, 83,728 shares                        (784,735)
                                                              ----------
    Total shareholders' equity                                14,336,104
                                                              ----------

    Total liabilities and shareholders' equity              $ 44,790,404
                                                              ==========

See accompanying notes to consolidated financial statements.



       14 of 44







SANTA FE FINANCIAL CORPORATION.
Consolidated Statements of Income and Comprehensive Income
------------------------------------------------------------------------------
                                               For the 6 Months         For the Years
							                                             Ended		            Ended December 31,
                                                June 30, 2000         1999            1998
                                                -------------     -----------     -----------
Revenues
  Equity in net income of Justice Investors       $ 2,001,018     $ 3,459,786     $ 3,021,878
  Rental income                                       147,732         422,988         620,154
  Dividend and interest income                        429,989         799,792         455,541
  Net gains(losses) on marketable securities        1,742,972       2,006,923      (1,813,378)
  Gain on sale of real estate                               -       1,176,292               -
  Other income(loss)                                  103,223         145,449        (238,961)
                                                    ---------       ---------      ----------
                                                    4,424,934       8,011,230       2,045,234
                                                    ---------       ---------      ----------
Costs and expenses
  Property operating expense                           66,086         233,324         491,043
  Mortgage interest expense                            89,967         106,483         122,453
  Depreciation expense                                 26,707         117,816         174,034
  Margin interest and trading expenses                536,540         608,094         355,120
  General and administrative                          493,894         976,011         869,741
  Litigation                                           14,669          14,671          47,647
                                                    ---------       ---------      ----------
                                                    1,227,863       2,056,399       2,060,038
                                                    ---------       ---------      ----------
Income(loss) before taxes and minority interest     3,197,071       5,954,831         (14,804)

Provision for income tax (expense)benefit          (1,350,438)     (2,768,146)         43,342
                                                    ---------       ---------      ----------
Income before minority interest                     1,846,633       3,186,685          28,538

Minority interest                                    (413,147)     (1,577,247)       (408,362)
                                                    ---------       ---------      ----------
Net income(loss)                                    1,433,486       1,609,438        (379,824)
Preferred stock dividends                             (25,405)        (12,879)              -
                                                    ---------       ---------      ----------
Income(loss) available to common shareholders     $ 1,408,081     $ 1,596,559     $  (379,824)
                                                    =========       =========       =========
Basic earnings(loss) per share                    $      1.17     $      1.30     $     (0.30)
                                                    =========       =========       =========

  Weighted average number of shares outstanding     1,202,533       1,231,359       1,270,376
                                                    =========       =========       =========
Comprehensive income
  Net income(loss)                                $ 1,433,486     $ 1,609,438     $  (379,824)
    Other comprehensive income:
     Unrealized holding gain(loss)
      on marketable securities                              -       4,261,285      (2,676,918)
     Reclassification adjustment for holding
      loss included in net earnings                         -               -       1,813,378
     Income tax (expense)benefit related to
      other comprehensive income                            -         (59,042)        764,834
     Adjustment for the reclassification of the
      accumulated unrealized holding gains prior
      to July 1, 1999 to current earnings                   -      (4,113,680)              -
                                                    ---------       ---------       ---------
  Total comprehensive income(loss)                $ 1,433,486     $ 1,698,001     $  (478,530)
                                                    =========       =========       =========


See accompanying notes to consolidated financial statements.


       15 of 44










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

               ----------------------------------------------------------------------------------------------------
Balance at
December 31,
1997            31,800  $3,180      638,019  $63,802   $8,807,942  $187,269       $3,621,099             $12,683,292

Stock dividend  31,800   3,180      638,019   63,802                                 (66,982)                      -

Purchase of
treasury stock                                                                                (313,966)     (313,966)

Net loss                                                                            (379,824)               (379,824)

Unrealized
holding loss
on marketable
securities,
net of tax                                                          (98,706)                                 (98,706)

                ----------------------------------------------------------------------------------------------------
Balance at
December 31,
1998            63,600  $6,360    1,276,038 $127,604   $8,807,942  $ 88,563       $3,174,293  $(313,966) $11,890,796

Net income                                                                         1,609,438               1,609,438

Purchase of
treasury stock                                                                                 (215,874)    (215,874)

Dividend paid
to preferred
shareholders                                                                         (12,879)               ( 12,879)

Reclass
unrealized
holding gain
to income                                                           (88,563)                                ( 88,563)

                ----------------------------------------------------------------------------------------------------

Balance at
December 31,
1999             63,600  $6,360    1,276,038 $127,604   $8,807,942  $      -      $4,770,852  $(529,840)  $13,182,918

Net income                                                                         1,433,486                1,433,486

Purchase of
treasury stock                                                                                 (254,895)     (254,895)

Dividend paid
to preferred
shareholders                                                                        (25,405)                  (25,405)

                ----------------------------------------------------------------------------------------------------
Balance at
June 30, 2000    63,600  $6,360    1,276,038 $127,604   $8,807,942  $      -      $6,178,933  $(784,735)  $14,336,104
                -----------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.








       16 of 44


SANTA FE FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------

                                                For the 6 Months             For the Years
                                                     Ended                 Ended December 31,
                                                 June 30, 2000          1999              1998
                                                 -------------     -------------     -------------
Operating activities
Net income(loss)                                  $  1,433,486      $  1,609,438      $   (379,824)
Adjustments to reconcile net income(loss) to
  net cash used in operating activities:
    Equity in net income of Justice Investors       (2,001,018)       (3,459,786)       (3,021,878)
    Gain on sale of real estate                              -        (1,176,292)                -
    Minority interest                                  413,147         1,350,931           408,362
    Amortization of excess market value
     over carrying value                               (44,352)          (88,706)          (88,706)
    Depreciation                                        26,707           117,816           174,034
    Net losses on marketable securities                      -         1,796,767         1,813,378
    Net unrealized gain on marketable securities    (1,218,374)                -                 -
    Write-down of other investments                          -                 -           307,665
    Change in operating assets and liabilities:
      Restricted cash                                        -            53,423           (53,423)
      Investment in marketable securities             (778,580)      (12,480,234)                -
      Other investments                                      -           (55,233)                -
      Other assets                                     (40,341)        1,162,777          (856,716)
      Accounts payable and accrued expenses            561,254           322,987           (56,331)
      Due to securities broker                      (4,845,471)        7,234,411                 -
      Obligations for securities sold                5,576,691         3,061,800                 -
                                                    ----------        ----------         ---------
     Net cash used in operating activities            (916,851)         (549,901)       (1,753,439)
                                                     ---------         ---------         ---------

Investing activities
Cash distributions from Justice Investors            1,254,960         2,997,960         2,509,920
Purchase of marketable securities                            -       (14,217,839)      (48,406,976)
Purchase of other investments                                -                 -          (250,000)
Proceeds from sales of marketable securities                 -        12,421,072        45,844,651
Purchase of Portsmouth stock                           (92,392)                -                 -
Purchases of property, furniture and equipment               -                 -          (139,445)
Net proceeds from sale of real estate                        -         2,951,528                 -
Purchase of real estate                                      -        (4,075,000)                -
                                                    ----------        ----------        ----------
    Net cash provided by(used in) investing
     activities                                      1,162,568            77,721          (441,850)
                                                    ----------         ---------         ---------

Financing activities
Increase in due to securities broker                         -                 -         2,253,245
Payments on notes payable                               (8,976)       (1,229,896)          (19,079)
Borrowings from note payable                                 -         2,117,564                 -
Purchase of treasury stock                            (254,895)         (215,874)         (313,966)
Dividends paid to minority shareholders of
 Portsmouth                                            (63,331)         (126,711)         (126,713)
Dividends paid to preferred shareholders of
 Santa Fe                                              (25,405)          (12,879)                -
                                                    ----------        ----------        ----------
    Net cash (used in)provided by financing
     activities                                       (352,607)          532,204         1,793,487
                                                    ----------        ----------        ----------
Net (decrease)increase in cash and
  cash equivalents                                    (106,890)           60,024          (401,802)
Cash and cash equivalents at the
  beginning of the year                                169,507           109,483           511,285
                                                    ----------        ----------        ----------
Cash and cash equivalents at end of year          $     62,617      $    169,507      $    109,483
                                                    ==========        ==========        ==========

Supplemental information
Income taxes paid, net of refunds                 $    797,800      $    967,171      $  1,097,800
                                                    ==========        ==========        ==========
Interest paid                                     $    500,018      $    714,577      $    279,520
                                                    ==========        ==========        ==========

See accompanying notes to consolidated financial statements.

       17 of 44

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

Santa Fe Financial Corporation's (the "Company") operations have been primarily limited to partnership income from its investment in Justice Investors and income from various investment activities. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 54.3% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California.

On May 16, 2000, the Board of Directors of Santa Fe approved a change in fiscal year end of the Company from December 31 to June 30 to coincide with the fiscal year end of its parent Company, The Intergroup Corporation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its 68.8% owned subsidiary, Portsmouth Square, Inc. ("PSI"), and its 55.4% owned subsidiary, Woodland Village. All material intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of PSI was accounted for as a purchase and the assets and minority interest of PSI were recorded at their fair values. The Company's cost was less than its pro rata interest in the fair value of PSI's net assets by approximately $3.6 million. The excess of fair value over the allocated carrying amount of the investment in PSI is being amortized to other income over 40 years. The remaining unamortized amount at June 30, 2000 was $2.5 million.

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


       18 of 44

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

Rental Property

Rental property is stated at cost. Depreciation of rental property is provided on the straight-line method based upon estimated useful lives of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

Accounting for Impairment of Long-lived Assets

The carrying value of real estate is assessed regularly by management based on operating performance of the property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows. An impairment loss would be recognized when the sum of the undiscounted future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized during the six months ended June 30 and years ended December 31, 1999 and 1998.

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




       19 of 44


Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of June 30, 2000 and December 31, 1999 and 1998, the conversion price is above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive. Therefore, basic and diluted earnings per share for the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 are the same.

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

Reclassifications

Certain prior year balances have been reclassified to conform with the current presentation.



NOTE 2 - TRANSITION PERIOD COMPARATIVE DATA

On May 16, 2000, the Board of Directors of Santa Fe approved a change in fiscal year end of the Company from December 31 to June 30 to coincide with the fiscal year end of its parent company, The Intergroup Corporation.


       20 of 44


The following schedule presents certain financial information for the six months ended June 30, 2000 and 1999.

                                                         2000            1999
                                                    ----------      ----------
Revenues
  Equity in net income of Justice Investors       $ 2,001,018     $ 1,525,683
  Rental income                                       147,732         306,065
  Dividend and interest income                        429,989         290,490
  Net gains(losses) on marketable securities        1,742,972      (2,577,620)
  Other income                                        103,223          64,038
                                                    ---------      ----------
                                                    4,424,934        (391,344)
                                                    ---------      ----------
Costs and expenses
  Property operating expense                           66,086         165,856
  Mortgage interest expense                            89,967          59,989
  Depreciation expense                                 26,707          88,273
  Margin interest and trading expenses                536,540         331,986
  General and administrative                          493,894         449,597
  Litigation                                           14,669          14,472
                                                    ---------      ----------
                                                    1,227,863       1,110,173
                                                    ---------      ----------
Income(loss) before taxes and minority interest     3,197,071      (1,501,517)

Provision for income tax(expense) benefit          (1,350,438)        605,673
                                                    ---------      ----------
Income(loss) before minority interest               1,846,633        (895,844)

Minority interest                                    (413,147)       (326,603)
                                                    ---------      ----------
Net income(loss)                                    1,433,486      (1,222,447)
Preferred stock dividends                             (25,405)              -
                                                    ---------       ----------
Income available to common shareholders           $ 1,408,881     $(1,222,447)
                                                    =========       ==========
Basic earnings(loss) per share                    $      1.17     $     (0.99)
                                                    =========       ===========

  Weighted average number of shares outstanding     1,202,533        1,237,774
                                                    =========       ===========
Comprehensive income
  Net income(loss)                                $ 1,433,486      $(1,222,447)
    Other comprehensive income:
     Unrealized holding loss
      on marketable securities                              -       (1,970,349)
     Reclassification adjustment for holding
      loss included in net earnings                         -        2,577,620
     Income tax benefit related to
      other comprehensive income                            -          562,957
                                                    ---------       -----------
  Total comprehensive income                      $ 1,433,486      $   (52,219)
                                                    =========       ===========





NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Beginning July 1, 1999, all marketable securities were classified as "trading securities" as defined by generally accepted accounting principles. As a result, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement.

       21 of 44
During 1999, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with the Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the twelve months ended December 31, 1999, the Company recognized a net unrealized gain of $4,113,680 related to the reclassification of all available-for-sale securities to trading securities.

Gross unrealized gains and losses included in earnings from the transfer of securities from available-for-sale to trading totaled $7,118,996 and $3,005,316 respectively, for the year ended December 31, 1999.

The net unrealized gain on trading securities included in earnings during the years ended December 31, 1999 and 1998 were $3,579,665 and $184,989, respectively.

Proceeds from sales of available-for-sale securities for the year ended December 31, 1999 were $12,421,072. Gross realized gains and losses on those sales for the year ended December 31, 1999 were $1,632,440 and $3,317,340, respectively.

NOTE 4 - INVESTMENT IN JUSTICE INVESTORS

The major source of revenue of PSI is its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, and in which PSI is both a limited and general partner. PSI records its investment on the equity basis. Condensed financial statements for Justice Investors are presented below.

                            CONDENSED BALANCE SHEET


As of June 30,                                                 2000
                                                               ----
Assets

Total current assets                                     $2,304,287
Property, plant and equipment, net of accumulated
 depreciation of $11,554,786                              5,015,742
Loan fees and deferred lease costs, net of accumulated
 amortization of $8,124                                     147,067
                                                          ---------
                                                         $7,467,096
                                                          =========

Liabilities and partners' equity

Total current liabilities                                $  237,369
Partners' capital                                         7,229,727
                                                          ---------
                                                         $7,467,096
                                                          =========



       22 of 44



                         CONDENSED STATEMENTS OF OPERATIONS

                                 For the 6 Months        For the Years
                                       Ended           Ended December 31,
                                  June 30, 2000       1999           1998
                                  -------------     -------       -------

Revenues                           $4,445,597      $7,791,402   $7,036,744
Costs and expenses                   (427,488)       (844,039)    (968,716)
                                    ---------       ---------    ---------
Net income                         $4,018,109      $6,947,363   $6,068,028
                                    =========       =========    =========





NOTE 5 - RENTAL PROPERTY

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


At June 30, 2000, rental property included the following:


Investment in real estate:
  Land                                      $ 1,996,750
  Buildings, improvements and equipment       2,084,620
  Accumulated depreciation on buildings,
    improvements and equipment               (   42,287)
                                              ---------
                                             $4,039,083
                                              =========

NOTE 6 - DUE TO SECURITIES BROKER

Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements.

NOTE 7 - NOTES PAYABLE

In July 1999, the Company's subsidiary, Woodland Village, completed the sale of its 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000. A portion of the proceeds from the sale were used to pay-off the outstanding mortgage payable on the property of $1,215,565. The mortgage carried an interest rate of 9.25%.

At June 30, 2000, the balance on notes payable was $2,106,227. Included in notes payable balance is a mortgage in the amount of $1,943,664 and a note payable to InterGroup in the amount of $162,563. The 30-year mortgage is collateralized by a trust deed on the apartment complex. The interest rate on the loan is 7.73% for the first 120 months. Principal and interest payments of

       23 of 44


$13,978.85 are required monthly until September 23, 2009, at which point, the monthly payments will be recalculated based on a new interest rate of 2.15% in excess of the twelve-month average annual yield of United States Treasury Securities. The new interest rate cannot exceed 11.879%. The $162,563 note payable to Intergroup carries an interest rate of 7.75% per annum payable at the end of each quarter. All unpaid principal and interest under the note are due on September 29, 2004. The annual principal payments on the mortgage and note payable for the five-year period commencing July 1, 2000 are approximately as follows:

          Year ending June 30,
          --------------------
                   2001                 $   18,136
                   2002                     19,589
                   2003                     21,158
                   2004                     22,853
                   2005                    187,247
                   Thereafter            1,837,244
                                         ---------
                            Total       $2,106,227
                                         =========

NOTE 8 - INCOME TAXES

The Company and PSI file separate tax returns for both federal and state purposes. The provision for income taxes consists of the following:

                                                                 Year ended
                                      For the 6 Months           December 31,
                                     Ended June 30, 2000       1999         1998
                                     -------------------       ----         ----
 Federal
   Current                             $  535,156         $  997,383      $  799,995
   Deferred                               612,717          1,422,974        (824,114)
                                        ---------          ---------       ---------
                                        1,147,873          2,420,357         (24,119)
                                        ---------          ---------       ---------
 State
   Current                                 94,439            279,192         213,550
   Deferred                               108,126             68,597        (232,773)
                                        ---------          ---------       ---------
                                          202,565            347,789         (19,223)
                                        ---------          ---------       ---------
                                       $1,350,438         $2,768,146      $  (43,342)
                                        =========          =========       =========

<CAPTION

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                            For the 6            Years ended
                                                           Months Ended         December 31,
                                                          June 30, 2000      1999         1998
                                                           ------------      ----         ----
  Statutory federal tax rate                                    34.0%        34.0%        34.0%
  Amortization of excess of fair value over the
   allocated carrying amount of the investment in PSI              -            -        203.7
  Dividends received deduction                                     -            -         50.4
  State income taxes, net of federal tax benefit                 6.1          6.1       (164.5)
  Operating losses for which no benefit has been
   provided, net of change in the valuation allowance              -            -        174.7
  Other                                                          2.1          6.3         (5.5)
                                                                -----       -----        -----
                                                                42.2%        46.4%       292.8%
                                                                =====       =====        =====
       24 of 44

The components of the Company's deferred tax assets and (liabilities) as of June 30, 2000 are as follows:

 Deferred tax assets
  Net operating loss carryforwards          $   530,972
  State income taxes                              2,056
  Capital loss carryforwards                  1,400,700
                                             ----------
 Gross deferred tax asset                     1,933,728
  Valuation allowance                          (360,949)
                                             ----------
     Net deferred tax asset                   1,572,779

 Deferred tax liability related to
  Unrealized gain on marketable securities   (1,572,779)
  Deferred gain on real estate sale            (852,000)
                                             ----------
     Net deferred (liabilities)              (2,424,779)
                                             ----------

Net deferred tax (liabilities)              $  (852,000)
                                             ==========



As of June 30, 2000, the Company had net capital losses available for carryforward for income tax purposes totaling approximately $3,501,751. The carryforward expires in varying amounts through 2003. As of June 30, 2000, the Company also had a net operating loss available for carryforward of $1,921,890.
The net operating loss carryforward expires in varying amounts through 2016.


NOTE 9 - SHAREHOLDERS' EQUITY

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600.
Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight year conversion exercise period. The preferred stock has voting rights as if converted into common stock. InterGroup elected to forego any dividend payments on the preferred stock for the year ended December 31, 1998. Beginning October 1, 1999,
Intergroup will no longer forgo dividend payments on its preferred stock. For the six months ended June 30, 2000 and the year ended December 31, 1999, the Company paid preferred stock dividends of $25,405 and $12,880, respectively, to Intergroup.

On June 15, 1998, the Company issued a two-for-one stock split in the form of a stock dividend to its shareholders of record as of May 22, 1998. Where applicable, the Company's financial statements have been restated to reflect the impact of the stock split.


NOTE 10 - RELATED PARTY TRANSACTIONS

As of June 30, 2000, InterGroup owned approximately 47.7% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 50.4% of all outstanding voting stock. In addition, the Chairman and Chief
Executive Officer of InterGroup, who is also the Company's Chairman and Chief

<PAGE 25 of 44


Executive Officer, owned approximately 4.1% of the Company's outstanding common stock as of June 30, 2000. Effective June 30, 1998, the Company's Chairman and
Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup has the power to vote approximately
54.3% of the voting shares of the Company.

As of June 30, 2000, the Company's subsidiary, Woodland Village, has a note payable in the amount of $162,563 from InterGroup. The note carries a 7.75% interest rate and matures on September 29, 2004.

The Intergroup Corporation allocates corporate expenses to the Company and its subsidiary based on management's estimate of the pro rata utilization of resources. During the six months ended June 30, 2000 and the years ended
December 31, 1999 and 1998, the Company and Portsmouth made payments to InterGroup of approximately $129,000, $195,000, and $162,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

For the six months ended June 30, 2000 and the year ended December 31, 1999, the Company paid preferred stock dividends of $25,405 and $12,880, respectively, to Intergroup.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Portsmouth and InterGroup and directs the investment activity of those companies. An employee of InterGroup helps manage the portfolios of the Company and Portsmouth in consultation with Mr. Winfield.
The Company and Portsmouth reimburse InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company. All of the Company's
Directors serve as directors of InterGroup and all three of the Company's
Directors serve on the Board of Portsmouth.


NOTE 11- COMMITMENTS AND CONTINGENCIES

During 1997, the Company and the director defendants prevailed in their defense of a shareholders' derivative suit related to the private placement of 90,000 shares of common stock and warrants for the purchase of an additional 90,000 shares to InterGroup. As prevailing parties, the Company and the director defendants made application to the Superior Court for recovery of the attorney's fees and costs expended in the successful defense of this litigation. During March 1998, the trial court entered a judgment in favor of the Company and the director defendants and granted the applications for attorneys' fees and costs in the total amount of approximately $936,000 plus interest at the statutory rate of 10% per annum. On January 21, 2000, the Court of Appeal affirmed that award of attorney's fees and costs. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California
Supreme Court.  On April 12, 2000, the California Supreme Court granted the
Petition for Review, but deferred further action pending consideration and disposition of a related issue in another case before the Court, or pending further order of the Court. On September 20, 2000, the California Supreme
Court entered an order dismissing the Petition for Review. The Company will not record the award of attorneys' fees and costs until it is received.


<PAGE 26 of 44


Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.

        None.



                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2000:



                                  Present
                                  Position           Director
     Name              Age     With the Company        Since       Term to Expire
--------------------------------------------------------------------------------------

John V. Winfield      53       Chairman, President     1995        2000 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      56       Director (1)(2)         1996        2000 Annual Meeting

John C. Love          60       Director (1)(2)         1998        2000 Annual Meeting

Michael G. Zybala     48       Vice President,
                               Secretary, Treasurer
                               and General Counsel     N/A        N/A

---------------------------

(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee



BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1995 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having been appointed as such in April 1996. Mr. Winfield is also the Chairman of the Board, President and Chief Executive Officer of the Company's subsidiary Portsmouth, having held those positions since May of 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of InterGroup, a public company, and has held those positions since 1987. Mr. Winfield is also a director of Healthy Planet Products, Inc. ("HPP"), a public company, having first been appointed on September 17, 1997. Mr. Winfield was elected Chairman of the Board of HPP on August 5, 1998. Mr. Winfield also serves as Chairman of the Board of Etz Lavud, Ltd., a public company.



       27 of 44


William J. Nance - Mr. Nance was first elected to the Board in May of 1996. Mr. Nance is also a director of Portsmouth. Mr. Nance is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhol & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing. Mr. Nance is a Director and the Treasurer of The InterGroup Corporation, a public company, and has held such positions since 1984. Mr. Nance also serves as a Director of HPP, having first been elected on August 5, 1998.

John C. Love - Mr. Love was appointed a Director of the Company on March 5, 1998. Mr. Love is an international hospitality and tourism consultant based in Orinda, California. He was formerly a partner in the national CPA and consulting firm of Pannell Kerr Forster. Mr. Love has extensive experience in hotel development, acquisition and operations. He is chairman emeritus of Golden Gate University in San Francisco. Mr. Love is also a Director of Portsmouth, having first been appointed in March 1998, and a Director of InterGroup, having first been appointed in January 1998.

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998 and was appointed Treasurer on May 16, 2000. He is also Vice President, Secretary, Treasurer and General Counsel of Portsmouth. Mr. Zybala has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since August 1993. Mr. Zybala is a Director of HPP and serves as the company's Secretary. He was first appointed as a Director of HPP on June 17, 1998 and elected as Secretary on August 5, 1998. Mr. Zybala also serves as Vice President Operations of InterGroup, having been appointed to that position in January 1999.


Family Relationships: There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings: No director or executive officer, or person nominated or chosen to become a director or executive officer, was involved in any legal proceeding requiring disclosure.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2000 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


<PAGE 28 of 44


Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company and its subsidiaries for fiscal years ended June 30, 2000, 1999 and 1998.


                            SUMMARY COMPENSATION TABLE

                                Annual Compensation
                    ---------------------------------------------
Name and Principal                                             Other Annual
Position                       Year     Salary       Bonus     Compensation
------------------             ----     ------       -----     -------------
John V. Winfield               2000    $240,000(1)    $ 0        $12,000(2)
Chairman, President and        1999    $188,282(1)    $ 0        $12,000(2)
Chief Executive Officer        1997    $121,319(1)    $ 0        $12,000(2)

Michael G. Zybala              2000    $ 97,466(3)    $15,000          -
Vice President, Secretary,
Treasurer and General Counsel
-----------------------------

(1) Includes salary received from the Company's subsidiary, Portsmouth, in the amounts of $90,000, $63,907, and $35,115 for the fiscal years 2000, 1999 and 1998 respectively.

(2) Amounts shown reflect regular annual director's fees paid by Santa Fe and Portsmouth, each in the amount of $6,000. During fiscal 2000 and 1999, the Company and Portsmouth also paid annual premiums of $24,900 and $16,600, respectively, for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Approximately $84,000 of Mr. Zybala's salary and bonus was allocated to Portsmouth.


As a small business issuer, Santa Fe has no compensation committee. Executive Officer compensation is set by disinterested members of the Board of Directors. Santa Fe has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Santa Fe and any executive officer, nor are there any termination-of-employment or change-in-control arrangements.



                              DIRECTOR COMPENSATION

The bylaws of Santa Fe permit directors to be paid a fixed sum for attendance at each meeting of the Board or a stated salary as director. Each director is paid a fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985.


       29 of 44


Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 15, 2000, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          82,858(3)                   6.95%
Allied Mutual Insurance
  Services ("AMI")
Second Floor, 21-26 Garlick Hill
London ECHV 2AU, England

The InterGroup Corporation              632,596(4)                  50.40%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.14%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          681,996(5)                  54.30%
  John V. Winfield as a group
------------------------------
(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,192,310 shares of Common Stock issued and outstanding as of September 15, 2000, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based on their Statement on Schedule 13D (Amendment No. 5) dated January 4,
    1995, GPG and its wholly-owned subsidiary AMI claim shared power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, 82,858 shares (post stock split) of Santa Fe's Common Stock owned beneficially and of record by GPG and through AMI. Of that amount, 52,858 shares are beneficially owned by GPG and 30,000 by AMI.

(4) InterGroup is the beneficial owner of 568,996 shares of Common Stock and 63,600 shares of convertible, voting preferred stock, which shares are entitled to vote as if converted to Common Stock.

(5) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As
    President, Chairman of the Board and a 50.1% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

As of September 15, 2000, there were 1,192,310 shares of the Company's Common
Stock outstanding, which were held by approximately 528 shareholders of record.

       30 of 44


(b) Security Ownership of Management

The following table sets forth, as of September 15, 2000, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.



Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------
John V. Winfield                        681,996(3)                  54.30%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0                         *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             681,996                     54.30%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,192,310 shares of Common Stock issued and outstanding as of September 15, 2000, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common
    Stock.  InterGroup is the beneficial owner of 568,996 shares of Common
    Stock and 63,600 shares of convertible, voting preferred stock. As the President, Chairman of the Board and a 50.1% shareholder of InterGroup, Mr.
    Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 2.4% shareholder of InterGroup as well as a Director and Treasurer thereof. John C. Love is also a Director of InterGroup and a less than 1% shareholder.


Security Ownership of Management in Subsidiary

As of September 15, 2000, Santa Fe was the record and beneficial owner of 505,042 shares of the common stock of its 68.8%-owned subsidiary, Portsmouth
Square, Inc. The President and Chairman of the Board of Santa Fe has voting power with respect to common shares of Portsmouth owned by Santa Fe. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.

       31 of 44


(c) Changes in Control

There are no arrangements which may result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions

As of September 15, 2000, Santa Fe owned 68.8% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 54.3% of the voting stock of Santa Fe. Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company, its subsidiary, Portsmouth, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2000 and 1999, the Company and Portsmouth made payments to InterGroup in the total amount of approximately $226,000 and $178,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

In September 1999, the Company's subsidiary, Woodland Village, obtained a 5-year interest only note in the amount of $162,563 from InterGroup. The note carries a 7.75% interest rate and matures on September 29, 2004.

During fiscal 2000, the Company paid $25,760 preferred stock dividends to Intergroup.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Portsmouth and InterGroup and directs the investment activity of those companies. An employee of InterGroup helps manage the portfolios of the Company and Portsmouth in consultation with Mr. Winfield.
The Company and Portsmouth reimburse InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company. All of the Company's
Directors serve as directors of InterGroup and all three of the Company's
Directors serve on the Board of Portsmouth.

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's
President and Chief Executive Officer, Mr. Winfield. During fiscal years 2000 and 1999, the Company paid annual premiums of 24,900 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2000 and 1999, Portsmouth paid annual premiums of $16,600 for a split dollar policy also covering Mr. Winfield.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families which require disclosure.

       32 of 44


Item 13.  Exhibits and Reports on Form 8-K

     (a) Listing of Exhibits by Table Number
         -----------------------------------

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

           Exhibit                                                 Page
           -------                                                 ----

   3.(i)  Articles of Incorporation                                 ***
     (ii) Bylaws (Amended February 15, 2000)                        ****

   4.     Instruments defining he rights of Security Holders,       *
          including indentures (see Articles of Incorporation
          and Bylaws)

   10.    Material Contracts
          (a) Securities Purchase Agreement dated December 20,      **
              1994 between Santa Fe Financial Corporation and
              The InterGroup Corporation

   21.    Subsidiaries:

          (1) Portsmouth Square, Inc. (68.8%)
              Incorporated on July 6, 1967 in California

          (2) Intergroup Woodland Village, Inc. (55.4%)
              Incorporated on August 5, 1993 in Ohio


   27.    Financial Data Schedule                                   44

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

**** Amendment to Bylaws are incorporated herein by reference to the Company's
     Form 10-KSB filed with the Commission March 29, 2000.






       33 of 44


(b)      Reports on Form 8-K
         -------------------

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

         Date of Report               Description of Items Reported
         --------------               -----------------------------

         May 16, 2000                 Election of Directors and ratification
                                      of independent accountants; increase in
                                      stock buy-back program; change in fiscal
                                      year end.




     (c) Financial Statements and Schedules Required by Regulation S-X
         -------------------------------------------------------------

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE

Independent Auditor's Report                                   35
Balance Sheet - December 31, 1999 and 1998                     36
Statements of Income and Partners' Capital - Years             37
  Ended December 31, 1999 and 1998
Statements of Cash Flows - Years Ended                         38
  December 31, 1999 and 1998
Notes to Financial Statements - December 31, 1999 and 1998     39


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.



       34 of 44




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



       35 of 44



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
                                                    =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
Current liabilities
  Trade accounts payable and accrued expenses      $   45,520     $   50,539
  Rents received in advance                           206,250            200
  Accrued interest                                      9,292          6,553
                                                    ---------      ---------
      Total current liabilities                       261,062         57,292
Long-term liabilities
  Notes payable                                     1,591,547      2,604,686
                                                    ---------      ---------
      Total liabilities                             1,852,609      2,661,978
Commitment - Lease commission                       ---------      ---------
Partners' capital                                   5,731,618      4,804,265
                                                    ---------      ---------
       Total liabilities and partners' capital     $7,584,227     $7,466,243
                                                    =========      =========
         44

The accompanying notes are an integral part of these financial statements.

       36 of


                           JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 1999 and 1998
                  --------------------------------------

                                                         1999           1998
                                                         ----           ----
Revenues
  Rental income
    Hotel                                           $6,368,921    $5,677,119
    Garage                                           1,379,523     1,337,833
    Other                                                2,400         2,400
                                                     ---------     ---------
      Total rental income                            7,750,844     7,017,352
    Interest income                                      4,893             -
    Miscellaneous income                                35,665        19,392
                                                     ---------     ---------
      Total revenues                                 7,791,402     7,036,744
                                                     ---------     ---------

Expenses
  Interest                                              52,187       175,468
  Depreciation and amortization                        405,184       423,320
  Lease commission                                      63,690        56,771
  Property taxes                                        41,627        41,928
  General and administrative
    Administrative expenses                            150,000       150,000
    Accounting fees                                      8,348         9,999
    Audit and tax preparation                           43,435        25,527
    Business taxes                                      23,223        20,554
    Bank charges                                         8,634         6,935
    Consultants                                          1,050         5,005
    Franchise taxes                                        800           800
    Insurance expense                                   40,374        45,518
    Legal fees                                           4,758         6,178
    Office expense and miscellaneous                       729           713
                                                     ---------     ---------
      Total expenses                                   844,039       968,716
                                                     ---------     ---------

Net income                                           6,947,363     6,068,028
Partners' capital at beginning of
  year                                               4,804,265     3,776,240
Less distributions to partners                      (6,020,010)   (5,040,003)
                                                     ---------     ---------
Partners' capital at end of year                    $5,731,618    $4,804,265
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.


       37 of 44

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

The accompanying notes are an integral part of these financial statements.
       38 of 44

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


       39 of 44



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





       40 of 44


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


       41 of 44


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


       42 of 44





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

                                              SANTA FE FINANCIAL CORPORATION
                                                        (Registrant)

Date: September 25, 2000                         by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: September 25, 2000                         by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary
                                                 and Treasurer


Date: September 25, 2000                         by /s/ David Nguyen
                                                 --------------------------
                                                 David Nguyen
                                                 Controller
                                                (Principal Accounting Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 25, 2000              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: September 25, 2000              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love,
                                      Director


Date: September 25, 2000              /s/ William J. Nance,
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director






       43 of 44