Form 10QSB
period 2000-09-30
SANTA FE FINANCIAL CORP
filed 2000-11-13
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2000


                       SANTA FE FINANCIAL CORPORATION
                       ------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                     95-2452529
  -------------------------------                   ------------------
  (State or Other Jurisdiction of                   (IRS Employer
   Incorporation or Organization)                    Identification No.)


          820 Moraga Drive
          Los Angeles, CA                                  90049
  ---------------------------------------           ------------------
  (Address of Principal Executive Offices)              (Zip Code)

                               (310) 889-2500
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,192,310 shares of issuer's $.10 Par Value Common Stock were outstanding as of October 30, 2000.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                  SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--September 30, 2000 (Unaudited)          3

    Consolidated Statements of Income and Comprehensive Income
     (Unaudited)--Three Months ended September 30, 2000 and
      September 30, 1999                                                4

    Consolidated Statements of Cash Flows (Unaudited)--
     Three Months ended September 30, 2000 and September 30, 1999       5

    Notes to Consolidated Financial Statements                          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                            11
  Item 6. Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                             12


                                PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)


As of September 30,                                            2000
                                                         -------------
ASSETS
  Cash and cash equivalents                               $    400,391
  Investment in marketable securities                       32,796,681
  Investment in Justice Investors                            8,082,964
  Rental property                                            4,025,850
  Other investments                                            300,000
  Other assets                                                 226,395
                                                            ----------
Total assets                                              $ 45,832,281
                                                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  6,136,985
  Obligations for securities sold                           15,024,616
  Mortgage payable                                           2,101,824
  Accounts payable and accrued expenses                      1,683,262
                                                            ----------
Total liabilities                                           24,946,687
                                                            ----------

Minority interest                                            5,155,844
                                                            ----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,192,310                  127,604
  Additional paid-in capital                                 8,807,941
  Retained earnings                                          7,572,580
  Treasury stock, at cost, 83,728 shares                      (784,735)
                                                           -----------
Total shareholders' equity                                  15,729,750
                                                           -----------
Total liabilities & shareholders' equity                  $ 45,832,281
                                                           ===========

See accompanying notes to consolidated financial statements.


                      Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For three months ended September 30,                2000               1999
                                                 ---------          ---------
Revenues
  Equity in net income of Justice
   Investors                                   $ 1,205,632        $ 1,063,272
  Net gains on marketable securities             1,281,609          3,703,201
  Dividend and interest income                     232,250             92,300
  Rental income                                     75,167             42,335
  Gain on sale of real estate                            -          1,176,292
  Other income                                      55,171             30,707
                                                 ---------          ---------
                                                 2,849,829          6,108,107
                                                 ---------          ---------
Costs and expenses
  Property operating expense                        37,081             35,535
  Mortgage interest expense                         45,382             18,838
  Depreciation expense                              13,501             13,963
  Margin interest and trading expenses             279,348            159,108
  Litigation                                         3,796              3,705
  General and administrative                       206,729            237,099
                                                 ---------          ---------
                                                   585,837            468,248
                                                 ---------          ---------
Income before income taxes
 and minority interest                           2,263,992          5,639,859

Income tax expense                                (570,952)        (2,261,010)
                                                 ---------          ---------
Income before minority interest                  1,693,040          3,378,849

Minority interest                                 (286,548)        (1,093,474)
                                                 ---------          ---------
Net income                                     $ 1,406,492          2,285,375
Preferred stock dividends                          (12,844)                 -
                                                 ---------          ---------
Income available to common shareholders        $ 1,393,648        $ 2,285,375
                                                 =========          =========
Basic earnings per share                       $      1.17        $      1.86
                                                 =========          =========
Weighted average number of shares
  outstanding                                    1,192,310          1,227,298
                                                 =========          =========
Comprehensive income(loss)
  Net income                                   $ 1,406,492        $ 2,285,375
  Other comprehensive income:
   Reclassification adjustment for holding
    gain included in net earnings                        -         (4,113,680)
   Income tax benefit related to
     other comprehensive income                          -          1,645,472
                                                 ---------          ---------
  Total comprehensive income(loss)             $ 1,406,492        $  (182,833)
                                                 =========          =========


See accompanying notes to consolidated financial statements.



                        Santa Fe Financial Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


For the three months ended September 30,               2000            1999
                                                    ----------     ----------
Cash flows from operating activities:
  Net income                                       $ 1,406,492   $  2,285,375
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Equity in net income of Justice Investors       (1,205,632)    (1,063,272)
    Net unrealized gains on marketable securities   (2,195,440)    (4,113,680)
    Gain on sale of real estate                              -     (1,176,292)
    Minority interest                                  286,548      1,093,474
    Amortization of excess of market value
     over carrying value                               (22,176)       (22,176)
    Depreciation expense                                13,501         13,963
    Changes in operating assets and liabilities:
     Restricted cash                                         -         46,902
     Investment in marketable securities             1,936,992        447,741
     Other assets                                      146,833        982,639
     Accounts payable and accrued expenses             398,688       (801,878)
     Due to securities broker                       (4,171,706)     1,524,882
     Obligations for securities sold                 3,197,722        697,875
                                                    ----------     ----------
Net cash used in operating activities                 (208,178)       (84,447)
                                                    ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors            627,480        488,040
  Investment in real estate                                  -     (4,079,960)
  Net proceeds from sale of real estate                      -      3,013,440
  Purchase of Portsmouth stock                            (950)      (107,190)
                                                    ----------     ----------
Net cash provided by (used in) investing
 activities                                            626,530       (685,670)
                                                    ----------     ----------
Cash flows from financing activities:
  Principal payments on mortgage payable                (4,403)    (1,217,315)
  Borrowings from mortgage payable                           -      2,117,563
  Dividends paid to preferred shareholders             (12,844)             -
  Dividends paid to minority shareholders              (63,331)       (63,331)
  Purchase of treasury stock                                 -        (84,230)
                                                    ----------     ----------
Net cash (used in) provided by financing
  activities                                           (80,578)       752,687
                                                    ----------     ----------
Net increase(decrease) in cash and cash
  equivalents                                          337,774        (17,430)

Cash and cash equivalents at beginning of period        62,617        172,719
                                                    ----------     ----------
Cash and cash equivalents at end of period        $    400,391   $    155,289
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

Certain reclassifications have been made to the financial statements as of September 30, 1999 and for the three months then ended to conform to the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the six months ended June 30, 2000.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2001.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue continues to be derived from the investment of its 68.8%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth") in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% interest in the limited partnership, which derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease with Evon Garage Corporation ("Evon"). Portsmouth also serves as one of the two general partners of Justice Investors. Portsmouth records its investment on the equity basis.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                     September 30, 2000
                                                        --------------
Assets
Total current assets                                      $3,599,276
Property, plant and equipment, net of
  accumulated depreciation of $11,653,103                  4,922,579
Loan fees and deferred lease costs,
  net of accumulated amortization of $171,107                139,306
                                                           ---------
    Total assets                                          $8,661,161
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $  270,487
Partners' capital                                          8,390,674
                                                           ---------
    Total liabilities and partners' capital               $8,661,161
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the three months ended September 30,      2000           1999
                                           ----------     ----------
Revenues                                   $2,627,850     $2,344,385
Costs and expenses                           (206,903)      (209,301)
                                            ---------      ---------
Net income                                 $2,420,947     $2,135,084
                                            =========      =========




3. Investment in Marketable Securities
   -----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net gains on marketable securities of $1,281,609 are net realized losses of $913,831 and net unrealized gains of $2,195,440.

4. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three months ended September 30, 2000, the Company and Portsmouth made payments to InterGroup of approximately $57,325 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Portsmouth and InterGroup and directs the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company. All of the Company's Directors serve as directors of InterGroup and serve on the Board of Portsmouth.


6. Commitments and Contingencies
   -----------------------------

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for of the County of San Diego. As previously reported, on March 24, 1998, the trial court entered a judgment awarding attorneys fees and costs in favor of the director defendants and Santa Fe in the total amount of $936,000, plus interest at the statutory rate of 10%, as the prevailing parties in that action. That judgment was appealed by the plaintiffs. On January 21, 2000, the Court of Appeal affirmed the award of attorney's fees and costs. On March 1, 2000, plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On September 20, 2000, the California Supreme Court entered an order dismissing the Petition for Review. As of September 30, 2000, the total amount due on the judgement was $1,179,404. The Company will also make application to recover its attorneys' fees and costs incurred in successfully defending its judgment on appeal.


7.  Subsequent Events
    -----------------

In November 2000, the Company received $1,188,618 in recovery of its judgment for attorneys' fees and interest thereon. The amount will be recorded as other income in the next quarter.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below and in the Company's Form 10-KSB for the six months ended September 30, 2000, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 1999

Net income for the Company decreased to $1,406,492 for the three months ended September 30, 2000 from $2,285,375 for the three months ended September 30, 1999. The decrease in net income is primarily attributable to the decrease in total revenue to $2,849,829 from $6,108,107 and the increase in total costs and expenses to $585,837 from $468,248.

The decrease in total revenue to $2,849,829 from $6,108,107 is primarily due to a decrease in net gains on marketable securities to $1,281,609 from $3,703,201. The Company also had gains on the sale of real estate of $1,176,292 in the prior year and there were no sales in the current period. These decreases were partially offset by the increase in equity in net income of Justice Investors to $1,205,632 from $1,063,272.

The increase equity in net income of Justice Investors to $1,205,632 from $1,063,272 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the current quarter.

The decrease in net investment gains to $1,281,609 from $3,703,201 was primarily due to the inclusion of net accumulated unrealized gains of $4,113,680 in the earnings for the quarter ended September 30, 1999 as a result of the change in the classification of the entire portfolio from available-for-sale to trading. These gains were accumulated over the years and taken to earnings in the quarter ended September 30, 1999. The net gains recognized in the current quarter reflect management's efforts to reposition the portfolio. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income increased to $232,250 from $92,300 as a result of management investing in more income producing instruments.

The increase in rental income to $75,167 from $42,335 is primarily due to the inclusion of three months rent versus two months rent in the prior period. The property was purchased in July 1999. The increase in mortgage interest expense to $45,382 from $18,838 is a result of a higher mortgage balance. As a result of the sale of a old property and purchase of a new property in July 1999, the Company paid-of its old mortgage balance of $1,216,000 and obtained a new mortgage of $1,955,000 as part of the purchase.

The increase in margin interest and trading expenses to $279,348 from $159,108 is due to the maintenance of a higher margin balance in the current quarter and the increased size of the Company's portfolio.

Income tax expense decreased to $570,952 from $2,261,010 as a result of the significant decrease in income and the use of net operating loss carryforwards.

Minority interest expense decreased to $286,548 from $1,093,474 as a result of reduced income generated by the Company's subsidiary, Woodland Village.

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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the quarter ended September 30, 2000, the Company received cash distributions of $627,480 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

On May 16, 2000, the Board of Directors increased the number of shares that the Company is authorized to repurchase under its stock buy-back program by an additional 70,000 shares to a total of 170,000 shares. As of September 30, 2000, the Company had repurchased 83,728 shares of its Common Stock. There were no purchases of treasury stock in the current quarter.

As of September 30, 2000, the Company's current assets and current liabilities were $33,423,467 and $22,844,863, respectively. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the transition period ended June 30, 2000.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for of the County of San Diego. As previously reported, on March 24, 1998, the trial court entered a judgment awarding attorneys fees and costs in favor of the director defendants and Santa Fe in the total amount of $936,000, plus interest at the statutory rate of 10%, as the prevailing parties in that action. That judgment was appealed by the plaintiffs. On January 21, 2000, the Court of Appeal affirmed the award of attorney's fees and costs. On March 1, 2000, plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On September 20, 2000, the California Supreme Court entered an order dismissing the Petition for Review. On November 2, 2000, the Company received $1,188,618 from plaintiffs, which represented the total amount of attorneys' fees and accrued interest due on its original judgment. The Company has also made application to recover its attorneys' fees and costs incurred in successfully defending its judgment on appeal.


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


                                              SANTA FE FINANCIAL CORPORATION
                                                       (Registrant)

Date: November 8, 2000                        by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: November 8, 2000                        by /s/   Michael G. Zybala
                                                 ----------------------------
                                                 Michael G. Zybala
                                                 Vice President and Secretary


Date: November 8, 2000                        by /s/   David Nguyen
                                                 -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)