Form 10QSB
period 2000-12-31
SANTA FE FINANCIAL CORP
filed 2001-02-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2000

    [ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the transition period from ________ to _________.

    Commission file number 0-6877

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


 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,183,910 shares of issuer's $.10 Par Value Common Stock were outstanding as of February 12, 2001.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--December 31, 2000 (Unaudited)           3

    Consolidated Statements of Income and Comprehensive Income
     (Unaudited)--Three Months ended December 31, 2000 and
      December 31, 1999                                                 4

    Consolidated Statements of Income and Comprehensive Income
     (Unaudited)--Six Months ended December 31, 2000 and
      December 31, 1999                                                 5

    Consolidated Statements of Cash Flows (Unaudited)--
     Six Months ended December 31, 2000 and December 31, 1999           6

    Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                            13
  Item 4. Submission of Matters to a Vote of Shareholders              13
  Item 6. Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             14


                                PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)


As of December 31,                                             2000
                                                         -------------
ASSETS
  Cash and cash equivalents                               $    515,387
  Investment in marketable securities                       42,187,528
  Investment in Justice Investors                            6,556,435
  Rental property                                            4,012,372
  Other investments                                            300,000
  Other assets                                                 337,667
                                                            ----------
Total assets                                              $ 53,909,389
                                                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $ 16,765,753
  Obligations for securities sold                           12,692,311
  Mortgage payable                                           2,097,334
  Accounts payable and accrued expenses                      1,664,593
                                                            ----------
Total liabilities                                           33,219,991
                                                            ----------

Minority interest                                            5,221,359
                                                            ----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,189,210                  127,604
  Additional paid-in capital                                 8,807,941
  Retained earnings                                          7,340,319
  Treasury stock, at cost, 86,828 shares                      (814,185)
                                                           -----------
Total shareholders' equity                                  15,468,039
                                                           -----------
Total liabilities & shareholders' equity                  $ 53,909,389
                                                           ===========

See accompanying notes to consolidated financial statements.


                      Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For the three months ended December 31,             2000               1999
                                                 ---------          ---------
Revenues
  Equity in net income of Justice
   Investors                                   $   960,207         $  870,831
  Net (losses)gains on marketable
   securities                                   (1,837,522)           881,342
  Dividend and interest income                     183,657            417,002
  Rental income                                     79,151             74,588
  Other income                                   1,207,666             54,210
                                                 ---------          ---------
                                                   593,159          2,297,973
                                                 ---------          ---------
Costs and expenses
  Property operating expense                       (39,953)           (31,934)
  Mortgage interest expense                        (46,767)           (45,656)
  Depreciation expense                             (13,478)           (15,580)
  Margin interest and trading expenses            (207,184)          (174,259)
  General and administrative                      (213,654)          (214,055)
                                                 ---------          ---------
                                                  (521,036)          (481,484)
                                                 ---------          ---------
Income before income taxes
 and minority interest                              72,123          1,816,489

Income tax expense                                (226,000)          (494,809)
                                                 ---------          ---------
Income(loss) before minority interest             (153,877)         1,321,680

Minority interest                                  (65,507)          (157,170)
                                                 ---------          ---------
Net income(loss)                               $  (219,384)         1,164,510
Preferred stock dividend                           (12,879)           (12,879)
                                                 ---------          ---------
Income(loss) available to common shareholders  $  (232,263)        $1,151,631
                                                 =========          =========
Basic (loss)earnings per share                 $     (0.20)        $      .94
                                                 =========          =========
Weighted average number of shares
  outstanding                                    1,190,253          1,222,760
                                                 =========          =========
Comprehensive income(loss)
  Net income                                   $  (219,384)        $1,164,510
  Other comprehensive income:
   Reclassification adjustment for holding
    gain included in net earnings                        -          4,261,285
   Income tax benefit related to
     other comprehensive income                          -         (1,704,514)
                                                 ---------          ---------
  Total comprehensive income(loss)             $  (219,384)        $3,721,281
                                                 =========          =========


See accompanying notes to consolidated financial statements.



                         Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For the six months ended December 31,               2000               1999
                                                 ---------          ---------
Revenues
  Equity in net income of Justice
   Investors                                   $ 2,165,839         $1,934,103
  Net (losses)gains on marketable
   securities                                     (555,913)         2,568,849
  Dividend and interest income                     415,907            389,112
  Rental income                                    154,318            116,923
  Gain on sale of real estate                            -          1,176,292
  Other income                                   1,259,041            125,564
                                                 ---------          ---------
                                                 3,439,192          6,310,843
                                                 ---------          ---------
Costs and expenses
  Property operating expense                       (77,034)           (67,469)
  Mortgage interest expense                        (92,149)           (46,494)
  Depreciation expense                             (26,979)           (29,543)
  Margin interest and trading expenses            (486,532)          (366,154)
  General and administrative                      (420,382)          (436,368)
                                                 ---------          ---------
                                                (1,103,076)          (946,028)
                                                 ---------          ---------
Income before income taxes
 and minority interest                           2,336,116          5,364,815

Income tax expense                                (796,952)        (1,901,541)
                                                 ---------          ---------
Income before minority interest                  1,539,164          3,463,274

Minority interest                                 (352,056)        (1,052,309)
                                                 ---------          ---------
Net income                                     $ 1,187,108          2,410,965
Preferred stock dividend                           (25,723)           (12,879)
                                                 ---------          ---------
Income available to common shareholders        $ 1,161,385        $ 2,398,086
                                                 =========          =========
Basic earnings per share                       $       .98        $      1.96
                                                 =========          =========
Weighted average number of shares
  outstanding                                    1,191,240          1,224,886
                                                 =========          =========
Comprehensive income
  Net income                                   $ 1,187,108        $ 2,410,965
  Other comprehensive income:
  Unrealized holding gain on
    marketable securities                                -          3,409,662
  Reclassification adjustment for holding
   gain included in net earnings                         -           (561,926)
  Adjustment for the reclassification of
    accumulated unrealized holding gains
    prior to July 1, 1999 to earnings                    -         (4,113,680)
   Income tax benefit related to
     other comprehensive income                          -            184,279
                                                 ---------          ---------
  Total comprehensive income                   $ 1,187,108        $ 1,329,300
                                                 =========          =========


See accompanying notes to consolidated financial statements.

<CVAPTION>

                        Santa Fe Financial Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


For the six months ended December 31,                  2000            1999
                                                    ----------     ----------
Cash flows from operating activities:
  Net income                                       $ 1,187,108   $  2,410,965
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Equity in net income of Justice Investors       (2,165,839)    (1,934,103)
    Net unrealized losses on marketable securities   1,226,259      4,447,352
    Gain on sale of real estate                              -     (1,176,292)
    Minority interest                                  352,056      1,093,474
    Amortization of excess of market value
     over carrying value                               (44,352)       (44,352)
    Depreciation expense                                26,979         29,543
    Changes in operating assets and liabilities:
     Restricted cash                                         -         46,902
     Investment in marketable securities           (10,875,554)   (17,390,046)
     Other assets                                       35,562      1,986,400
     Accounts payable and accrued expenses             380,019     (1,735,078)
     Due to securities broker                        6,457,062      9,121,772
     Obligations for securities sold                   865,417      1,461,392
                                                    ----------     ----------
Net cash used in operating activities               (2,555,283)    (1,682,071)
                                                    ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          3,137,400      2,161,320
  Investment in real estate                                  -     (4,079,960)
  Net proceeds from sale of real estate                      -      3,013,440
  Purchase of Portsmouth stock                          (1,950)      (107,190)
                                                    ----------     ----------
Net cash provided by investing activities            3,135,450        987,610
                                                    ----------     ----------
Cash flows from financing activities:
  Principal payments on mortgage payable                (8,893)    (1,217,315)
  Borrowings from mortgage payable                           -      2,117,563
  Dividends paid to preferred shareholders             (25,723)       (12,879)
  Dividends paid to minority shareholders              (63,331)       (63,331)
  Purchase of treasury stock                           (29,450)      (132,789)
                                                    ----------     ----------
Net cash (used in)provided by financing
  activities                                          (127,397)       691,249
                                                    ----------     ----------
Net increase(decrease) in cash and cash
  equivalents                                          452,770         (3,212)

Cash and cash equivalents at beginning of period        62,617        172,719
                                                    ----------     ----------
Cash and cash equivalents at end of period        $    515,387   $    169,507
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

On May 16, 2000, the Board of Directors of Santa Fe approved a change in the fiscal year end of the Company from December 31 to June 30 to coincide with the fiscal year end of its parent company, The InterGroup Corporation.

Certain reclassifications have been made to the financial statements as of December 31, 1999 and for the three and six months then ended to conform to the three and six months ended December 31, 2000 presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the six months ended June 30, 2000.

The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2001.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                     December 31, 2000
                                                    -------------------
Assets
Total current assets                                      $2,776,366
Property, plant and equipment, net of
  accumulated depreciation of $11,740,344                  4,829,787
Loan fees and deferred lease costs,
  net of accumulated amortization of $179,237                131,175
                                                           ---------
    Total assets                                          $7,737,328
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   58,530
Total long-term liabilities                                2,400,000
Partners' capital                                          5,278,798
                                                           ---------
    Total liabilities and partners' capital               $7,737,328
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the six months ended December 31,            2000           1999
                                           ----------     ----------
Revenues                                   $4,748,123     $4,291,392
Costs and expenses                           (399,050)      (407,651)
                                            ---------      ---------
Net income                                 $4,349,073     $3,883,741
                                            =========      =========




3. Investment in Marketable Securities
   -----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net losses on marketable securities of $1,837,522 for the three months ended December 30, 2000, are net unrealized losses of $3,421,698 and net realized gains of $1,584,176. Included in net losses on marketable securities of $555,913 for the six months ended December 30, 2000, are net unrealized losses of $1,226,259 and net realized gains of $670,346.

4. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the six months ended December 31, 2000, the Company and Portsmouth made payments to InterGroup of approximately $110,654 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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


6. Commitments and Contingencies
   -----------------------------

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for of the County of San Diego. As previously reported, on March 24, 1998, the trial court entered a judgment awarding attorneys fees and costs in favor of the director defendants and Santa Fe in the total amount of $936,000, plus interest at the statutory rate of 10%, as the prevailing parties in that action. In November 2000, the Company received a payment of $1,188,618, which represented the total amount of attorneys' fees, costs and accrued interest due on its original judgement. On January 5, 2001, the Company was awarded an additional $84,092 in attorney fees and costs incurred in successfully defending its judgement on appeal. This amount will be recorded as other income when it is received.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below and in the Company's Form 10-KSB for the six months ended December 31, 2000, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended December 31, 2000 Compared to Three Months
Ended December 31, 1999

The Company had a net loss of $219,384 for the three months ended December 31, 2000 as compared to net income of $1,164,510 for the three months ended December 31, 1999. The decrease in net income is primarily attributable to the decrease in total revenue to $593,159 from $2,297,973 and the increase in total costs and expenses to $521,036 from $481,484.

The decrease in total revenue to $593,159 from $2,297,973 is due to the change in net gains(losses) on marketable securities to net losses of $1,837,522 from net gains of $881,342 and a decrease in dividend and interest income to $183,657 from $417,002. These decreases were partially offset by the increase in other income to $1,207,666 from $54,210 and the increase in equity in net income of Justice Investors to $960,207 from $870,831.

The decrease in net investment gains (losses) to net losses of $1,837,522 from net gains of $881,342 was primarily due to the significant decline in the market value of the Company's invest portfolio during the quarter. During the three months ended December 31, 2000, the Company had net unrealized losses of $3,421,698 and net realized gains of $1,584,176. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. Dividend and interest income decreased to $183,657 from $417,002 as a result of management investing in less income producing instruments in the current quarter.

The increase in equity in net income of Justice Investors to $960,207 from $870,831 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the current quarter.

The increase in other income to $1,207,666 from $54,210 is primarily due to the receipt of the judgement of attorneys' fees and accrued interest in the amount of $1,188,618 in November 2000.

The increase in margin interest and trading expenses to $207,184 from $174,259 is due to the maintenance of a higher margin balance in the current quarter and the increased size of the Company's portfolio.

Income tax expense decreased to $226,000 from $494,809 as a result of the decrease in income.

Minority interest expense decreased to $65,507 from $157,170 as a result of reduced income generated by the Company's subsidiary, Portsmouth.


Six Months Ended December 31, 2000 Compared to Six Months
Ended December 31, 1999

Net income for the Company decreased to $1,187,108 for the six months ended December 31, 2000 from $2,410,965 for the six months ended December 31, 1999. The decrease in net income is primarily attributable to the decrease in total revenue to $3,439,192 from $6,310,843 and the increase in total costs and expenses to $1,103,076 from $946,028.

The decrease in total revenue to $3,439,192 from $6,310,843 is primarily due to a decrease in net gains (losses) on marketable securities to net losses of $555,913 from net gains of $2,568,849. The Company also had gains on the sale of real estate of $1,176,292 in the prior year and there were no sales in the current period. These decreases were partially offset by the increase in other income to $1,259,041 from $125,564 and the increase equity in net income of Justice Investors to $2,165,839 from $1,934,103.

The decrease in net investment gains(losses) to net losses of $555,913 from net gains of $2,568,949 was primarily due the significant decline in the market value of the Company's invest portfolio during the six months ended December 31, 2000. During the six months ended December 31, 2000, the Company had net unrealized losses of $1,226,258 and net realized gains of $670,346. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase equity in net income of Justice Investors to $2,165,839 from $1,934,103 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the six months ended December 31, 2000.

The increase in rental income to $154,318 from $116,923 is primarily due to the inclusion of six months rent versus five months rent in the prior period. The property was purchased at the end of July 1999. The increase in mortgage interest expense to $92,149 from $46,494 is a result of a higher mortgage balance. As a result of the sale of a old property and purchase of a new property in July 1999, the Company paid off its old mortgage balance of $1,216,000 and obtained a new mortgage of $1,955,000 as part of the purchase.

The increase in other income to $1,259,041 from $125,564 is primarily due to the receipt of the judgement of attorneys' fees in the amount of $1,188,618 in November 2000.

The increase in margin interest and trading expenses to $486,532 from $366,154 is due to the maintenance of a higher margin balance during the six months ended December 31, 2000 and the increased size of the Company's portfolio.

Income tax expense decreased to $796,952 from $1,901,541 as a result of the significant decrease in income.

Minority interest expense decreased to $352,056 from $1,052,309 as a result of reduced income generated by the Company's subsidiaries.



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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. During the six months ended December 31, 2000, the Company received cash distributions of $3,137,400 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating activities.

On May 16, 2000, the Board of Directors increased the number of shares that the Company is authorized to repurchase under its stock buy-back program by an additional 70,000 shares to a total of 170,000 shares. As of December 31, 2000, the Company had repurchased 86,828 shares of its Common Stock. During the six months ended December 31, 2000, the Company repurchased 3,100 of its stock for $29,450.

As of December 31, 2000, the Company's current assets and current liabilities were $43,040,582 and $31,122,657, respectively. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


                        PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the transition period ended June 30, 2000 and in its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for of the County of San Diego. As previously reported, on March 24, 1998, the trial court entered a judgment awarding attorneys fees and costs in favor of the director defendants and Santa Fe in the total amount of $936,000, plus interest at the statutory rate of 10%, as the prevailing parties in that action. In November 2000, the Company received a payment of $1,188,618, which represented the total amount of attorneys' fees, costs and accrued interest due on its original judgement. On January 5, 2001, the Company was awarded an additional $84,092 in attorney fees and costs incurred in successfully defending its judgement on appeal.


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 1, 2001, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, William J. Nance and John C. Love, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 91% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2001. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For      Withheld
                                         ---------      ---------
   John V. Winfield                       923,205         80,612
   John C. Love                           923,205         80,612
   William J. Nance                       923,405         80,412

Proposal (2) - Accountants:              Votes For       Against     Abstained
                                         ---------       -------     ---------
   PricewaterhouseCoopers LLP             922,357         80,240       1,220

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits - None.

         (b) Registrant filed no reports on Form 8-K during the period covered by this report.




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SANTA FE FINANCIAL CORPORATION
                                                       (Registrant)

Date: February 14, 2001                       by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: February 14, 2001                       by /s/   Michael G. Zybala
                                                 ----------------------------
                                                 Michael G. Zybala
                                                 Vice President and Secretary


Date: February 14, 2001                       by /s/   David Nguyen
                                                 -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)