Form 10QSB
period 2001-03-31
SANTA FE FINANCIAL CORP
filed 2001-05-15
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2001

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


 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,179,010 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 11, 2001.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet--March 31, 2001 (Unaudited)              3

    Consolidated Statements of Income and Comprehensive Income
     (Unaudited)--Three Months ended March 31, 2001 and
      March 31, 2000                                                    4

    Consolidated Statements of Income and Comprehensive Income
     (Unaudited)--Nine Months ended March 31, 2001 and
      March 31, 2000                                                    5

    Consolidated Statements of Cash Flows (Unaudited)--
     Nine Months ended March 31, 2001 and March 31, 2000                6

    Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                            13
  Item 4. Submission of Matters to a Vote of Shareholders              13
  Item 6. Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             14

                                PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                          Consolidated Balance Sheet
                                (Unaudited)

As of March 31,                                                2001
                                                         -------------
ASSETS
  Cash and cash equivalents                               $  1,037,207
  Investment in marketable securities                       21,040,909
  Investment in Justice Investors                            6,733,834
  Rental property                                            4,002,703
  Other investments                                            300,000
  Other assets                                                 280,942
                                                            ----------
Total assets                                              $ 33,395,595
                                                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  3,370,170
  Obligations for securities sold                            5,925,929
  Mortgage payable                                           2,086,071
  Accounts payable and accrued expenses                      1,685,505
                                                            ----------
Total liabilities                                           13,067,675
                                                            ----------

Minority interest                                            5,209,373
                                                            ----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,179,910                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          7,106,460
  Treasury stock, at cost, 96,128 shares                      (929,819)
                                                           -----------
Total shareholders' equity                                  15,118,547
                                                           -----------
Total liabilities & shareholders' equity                  $ 33,395,595
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For the three months ended March 31,                2001               2000
                                                 ---------          ---------
Revenues
  Equity in net income of Justice
   Investors                                   $   776,847         $  890,679
  Net (losses)gains on marketable
   securities                                     (572,202)         3,019,729
  Dividend and interest income                     182,687            217,304
  Rental income                                     79,636             75,696
  Other income                                      82,059             59,595
                                                 ---------          ---------
                                                   549,027          4,263,003
                                                 ---------          ---------
Costs and expenses
  Property operating expense                       (23,103)           (32,068)
  Mortgage interest expense                        (37,267)           (44,638)
  Depreciation expense                             (13,612)           (13,354)
  Margin interest and trading expenses            (343,080)          (266,048)
  General and administrative                      (229,506)          (216,715)
                                                 ---------          ---------
                                                  (646,568)          (527,823)
                                                 ---------          ---------
Income(loss) before income taxes
 and minority interest                             (97,541)         3,690,180

Income tax expense                                 (78,163)        (1,476,072)
                                                 ---------          ---------
Income(loss) before minority interest             (175,704)         2,214,108

Minority interest                                  (45,275)          (299,968)
                                                 ---------          ---------
Net income(loss)                               $  (220,979)         1,914,140
Preferred stock dividend                           (12,879)           (12,704)
                                                 ---------          ---------
Income(loss) available to common shareholders  $  (233,858)        $1,901,436
                                                 =========          =========
Basic (loss)earnings per share                 $     (0.20)        $     1.57
                                                 =========          =========
Weighted average number of shares
  outstanding                                    1,182,513          1,212,079
                                                 =========          =========
Comprehensive income(loss)
  Net income                                   $  (220,979)        $1,914,140
  Other comprehensive income:
   Reclassification adjustment for holding
    gain included in net earnings                        -                  -
   Income tax benefit related to
     other comprehensive income                          -                  -
                                                 ---------          ---------
  Total comprehensive income(loss)             $  (220,979)        $1,914,140
                                                 =========          =========

See accompanying notes to consolidated financial statements.

                         Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For the nine months ended March 31,                 2001               2000
                                                 ---------          ---------
Revenues
  Equity in net income of Justice
   Investors                                   $ 2,942,686         $2,824,782
  Net (losses)gains on marketable
   securities                                   (1,128,115)         5,588,578
  Dividend and interest income                     598,594            606,416
  Rental income                                    233,954            192,619
  Gain on sale of real estate                            -          1,176,292
  Other income                                   1,341,100            185,158
                                                 ---------          ---------
                                                 3,988,219         10,573,845
                                                 ---------          ---------
Costs and expenses
  Property operating expense                      (100,137)           (99,537)
  Mortgage interest expense                       (129,416)           (91,132)
  Depreciation expense                             (40,591)           (42,897)
  Margin interest and trading expenses            (829,612)          (542,156)
  General and administrative                      (649,888)          (743,129)
                                                 ---------          ---------
                                                (1,749,644)        (1,518,851)
                                                 ---------          ---------
Income before income taxes
 and minority interest                           2,238,575          9,054,994

Income tax expense                                (875,115)        (4,043,613)
                                                 ---------          ---------
Income before minority interest                  1,363,460          5,011,381
Minority interest                                 (397,331)        (1,352,277)
                                                 ---------          ---------
Net income                                     $   966,129          3,659,104
Preferred stock dividend                           (38,602)           (25,583)
                                                 ---------          ---------
Income available to common shareholders        $   927,527        $ 3,633,521
                                                 =========          =========
Basic earnings per share                       $      0.78        $      2.98
                                                 =========          =========
Weighted average number of shares
  outstanding                                    1,188,377          1,220,765
                                                 =========          =========
Comprehensive income
  Net income                                   $   966,129        $ 3,659,104
  Other comprehensive income:
  Unrealized holding gain on
    marketable securities                                -          3,409,662
  Reclassification adjustment for holding
   gain included in net earnings                         -           (561,926)
  Adjustment for the reclassification of
    accumulated unrealized holding gains
    prior to July 1, 1999 to earnings                    -         (4,113,680)
   Income tax benefit related to
     other comprehensive income                          -            184,279
                                                 ---------          ---------
  Total comprehensive income                   $   966,129        $ 2,577,439
                                                 =========          =========

See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

For the nine months ended March 31,                    2001           2000
                                                    ----------     ----------
Cash flows from operating activities:
  Net income                                       $   966,129   $  3,659,104
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Equity in net income of Justice Investors       (2,942,686)    (2,824,782)
    Net unrealized losses on marketable securities   1,606,466       (495,781)
    (Gain) on sale of real estate                            -     (1,176,292)
    Minority interest                                  397,331      1,352,277
    Amortization of excess of market value
     over carrying value                               (66,528)       (66,528)
    Depreciation expense                                40,591         42,897
    Changes in operating assets and liabilities:
     Restricted cash                                         -         46,902
     Investment in marketable securities             9,890,672    (12,193,319)
     Other assets                                       88,343      2,125,008
     Accounts payable and accrued expenses             400,931        304,060
     Due to securities broker                       (6,938,521)     3,260,321
     Obligations for securities sold                (5,900,965)     4,232,720
                                                    ----------     ----------
Net cash used in operating activities               (2,458,237)    (1,733,413)
                                                    ----------     ----------

Cash flows from investing activities:
  Cash distributions from Justice Investors          3,764,880      2,788,800
  Investment in real estate                                  -     (4,119,023)
  Net proceeds from sale of real estate                      -      3,013,440
  Purchase of Portsmouth stock                          (1,950)      (107,190)
                                                    ----------     ----------
Net cash provided by investing activities            3,762,930      1,576,027
                                                    ----------     ----------
Cash flows from financing activities:
  Principal payments on mortgage payable               (20,156)    (1,223,914)
  Borrowings from mortgage payable                           -      2,117,564
  Dividends paid to preferred shareholders             (38,602)       (25,583)
  Dividends paid to minority shareholders             (126,260)      (126,685)
  Purchase of treasury stock                          (145,085)      (245,219)
                                                    ----------     ----------
Net cash (used in)provided by financing
  activities                                          (330,103)       496,163
                                                    ----------     ----------
Net increase in cash and cash
  equivalents                                          974,590        338,778

Cash and cash equivalents at beginning of period        62,617        172,719
                                                    ----------     ----------
Cash and cash equivalents at end of period        $  1,037,207   $    511,497
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

Certain reclassifications have been made to the financial statements as of March 31, 2000 and for the three and nine months then ended to conform to the three and nine months ended March 31, 2001 presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the six months ended June 30, 2000.

The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2001.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue continues to be derived from the investment of its 68.8%-owned subsidiary Portsmouth Square, Inc. ("Portsmouth") in the Justice Investors limited partnership ("Justice Investors"). Portsmouth has a 49.8% limited partnership interest in Justice Investors and is one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner; however, all significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease with Evon. Portsmouth records its investment on the equity basis.

Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner.
The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit.


Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                     March 31, 2001
                                                    ----------------
Assets
Total current assets                                      $  740,856
Property, plant and equipment, net of
  accumulated depreciation of $11,834,878                  4,740,805
Loan fees and deferred lease costs,
  net of accumulated amortization of $186,998                123,415
                                                           ---------
    Total assets                                          $5,605,076
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   52,435
Total long-term liabilities                                        -
Partners' capital                                          5,552,641
                                                           ---------
    Total liabilities and partners' capital               $5,605,076
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the nine months ended March 31,           2001           2000
                                           ----------     ----------
Revenues                                   $6,521,607     $6,303,531
Costs and expenses                           (612,600)      (631,277)
                                            ---------      ---------
Net income                                 $5,909,007     $5,672,254
                                            =========      =========

3. Investment in Marketable Securities
   -----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net losses on marketable securities of $572,202 for the three months ended March 31, 2001, are net unrealized losses of $380,207 and net realized losses of $191,995. Included in net losses on marketable securities of $1,128,115 for the nine months ended March 31, 2001, are net unrealized losses of $1,606,466 and net realized gains of $478,351.

4. Related Party Transactions
   --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the nine months ended March 31, 2001, the Company and Portsmouth made payments to InterGroup of approximately $164,334 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the
Board of Directors.   Mr. Winfield also serves as Chief Executive Officer of
Portsmouth and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments.


6. Commitments and Contingencies
   -----------------------------

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California of the County of San Diego. As previously reported, in November 2000, the Company received a payment of $1,188,618, which represented the total amount of attorney's fees, costs and accrued interest due on its original judgment as the prevailing party in that action. On January 5, 2001, the Company was awarded an additional $84,092 in attorneys' fees and costs incurred in successfully defending its judgment on appeal. On March 22, 2001, the Company received payment in the amount of $91,387 in satisfaction of all amounts due to it for attorneys' fees, interest and collection costs.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below and in the Company's Form 10-KSB for the transition period ended June 30, 2000, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended March 31, 2001 Compared to Three Months
Ended March 31, 2000

The Company had a net loss of $220,979 for the three months ended March 31, 2001 as compared to net income of $1,914,140 for the three months ended March 31, 2000. The decrease in net income is primarily attributable to the decrease in total revenue to $549,027 from $4,263,003 and the increase in total costs and expenses to $646,568 from $527,823.

The decrease in total revenue to $549,027 from $4,263,003 is due to the change in net gains(losses) on marketable securities to net losses of $572,202 from net gains of $3,019,729, a decrease in net equity income of Justice Investors to $776,847 from $890,679, and a decrease in dividend and interest income to $182,687 from $217,304.

The decrease in net investment gains (losses) to net losses of $572,202 from net gains of $3,019,729 was primarily due to the significant decline in the market value of the Company's invest portfolio during the quarter. During the three months ended March 31, 2001, the Company had net unrealized losses of $380,207 and net realized losses of $191,995. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $182,687 from $217,304 as a result of management investing in less income producing instruments in the current quarter.

The decrease in equity in net income of Justice Investors to $776,847 from $890,679 was primarily attributable to the decrease in occupancy of the hotel during the current quarter, partially offset by an increase in room rates.

The increase in margin interest and trading expenses to $343,080 from $266,048 is due to the maintenance of higher average daily margin balances in the current quarter.

Income tax expense decreased to $78,163 from $1,476,072 as a result of the decrease in income.

Minority interest decreased to $45,275 from $299,968 as a result of reduced income generated by the Company's subsidiary, Portsmouth.


Nine Months Ended March 31, 2001 Compared to Nine Months
Ended March 31, 2000

Net income for the Company decreased to $966,129 for the nine months ended March 31, 2001 from $3,659,104 for the nine months ended March 31, 2000. The decrease in net income was primarily attributable to the decrease in total revenue to $3,988,219 from $10,573,845 and the increase in total costs and expenses to $1,749,644 from $1,518,851.

The decrease in total revenue to $3,988,219 from $10,573,845 was primarily due to a decrease in net gains (losses) on marketable securities to net losses of $1,128,115 from net gains of $5,588,578. The Company also had gains on the sale of real estate of $1,176,292 in the prior period and there were no sales in the current period. These decreases were partially offset by the increase in other income to $1,341,100 from $185,158, the increase equity in net income of Justice Investors to $2,942,686 from $2,824,782, and the increase in rental income to $233,954 from $192,619.

The decrease in net investment gains(losses) to net losses of $1,128,115 from net gains of $5,588,578 was primarily due to the reclassification of accumulated comprehensive income of $4,113,680 from unrealized gain during fiscal 2000 when the company began to treat the investment securities as trading securities, and the significant decline in the market value of the Company's invest portfolio during the nine months ended March 31, 2001. During the nine months ended March 31, 2001, the Company had net unrealized losses of $1,606,466 and net realized gains of $478,351. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in rental income to $233,954 from $192,619 was primarily due to the inclusion of nine months rent versus eight months rent in the prior period. The property was purchased at the end of July 1999. The increase in mortgage interest expense to $129,416 from $91,132 is a result of a higher mortgage balance. As a result of the sale of an old property and purchase of a new property in July 1999, the Company paid off its old mortgage balance of $1,216,000 and obtained a new mortgage of $1,955,000 as part of the purchase.

The increase in other income to $1,341,100 from $185,158 was primarily due to the receipt of the judgement of attorneys' fees in the amount of $1,188,618 in November 2000.

The increase in margin interest and trading expenses to $829,612 from $542,156 was due to the maintenance of higher average daily margin balances during the nine months ended March 31, 2001.

Income tax expense decreased to $875,115 from $4,043,613 as a result of the significant decrease in income.

Minority interest decreased to $397,331 from $1,352,277 as a result of reduced income generated by the Company's subsidiaries.

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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. During the nine months ended March 31, 2001, the Company received cash distributions of $3,764,880 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, such as reducing the amounts due securities broker, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments.

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating activities.

On May 16, 2000, the Board of Directors increased the number of shares that the Company is authorized to repurchase under its stock buy-back program by an additional 70,000 shares to a total of 170,000 shares. As of March 31, 2001, the Company had repurchased 96,128 shares of its Common Stock. During the nine months ended March 31, 2001, the Company repurchased 12,400 shares of its stock for $145,085.

The Company remains liquid and management believes that its capital resources are currently adequate to meet its obligations.



                        PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the transition period ended June 30, 2000 and in its Quarterly Report on Form 10-QSB for the quarterly periods ended September 30, 2000 and December 31, 2000.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California of the County of San Diego. As previously reported, in November 2000, the Company received a payment of $1,188,618, which represented the total amount of attorney's fees, costs and accrued interest due on its original judgment as the prevailing party in that action. On January 5, 2001, the Company was awarded an additional $84,092 in attorneys' fees and costs incurred in successfully defending its judgment on appeal. On March 22, 2001, the Company received payment in the amount of $91,387 in satisfaction of all amounts due to it for attorneys' fees, interest and collection costs.


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 1, 2001, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, William J. Nance and John C. Love, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 91% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2001. A tabulation of the vote was set forth in the Company's Form 10-QSB for the quarterly period ended December 31, 2000.

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


                                              SANTA FE FINANCIAL CORPORATION
                                                       (Registrant)

Date: May 11, 2001                            by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: May 11, 2001                            by /s/   Michael G. Zybala
                                                 ----------------------------
                                                 Michael G. Zybala
                                                 Vice President and Secretary


Date: May 11, 2001                            by /s/   Randy Du
                                                 -----------------------------
                                                 Randy Du, Controller
                                                (Principal Accounting Officer)