Form 10KSB
period 2001-06-30
SANTA FE FINANCIAL CORP
filed 2001-09-28
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission file number 0-6877


                       SANTA FE FINANCIAL CORPORATION
                       ------------------------------
                (Name of Small Business Issuer in Its Charter)

            Nevada                                      95-2452529
   ------------------------------                    ------------------
  (State or Other Jurisdiction of                    (IRS Employer
   Incorporation or Organization)                    Identification No.)


  820 Moraga Drive, Los Angeles, California               90049
  -----------------------------------------             ----------
  (Address of Principal Executive Offices)              (Zip Code)

                               (310) 889-2500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          $.10 Par Value Common Stock
                          ---------------------------
                                (Title of Class)

    Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the year ended June 30, 2001 were $8,349,365.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock sold on September 21, 2001 was $7,272,902.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 21, 2001, was 1,178,710.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]




                     DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                4

    Item  3.  Legal Proceedings.                                      7

    Item  4.  Submission of Matters to a Vote of Security Holders.    7

PART II

    Item  5.  Market For Common Equity and Related                    8
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       9
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            11

    Item  8.  Changes in and Disagreements with Accountants on        26
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and            27
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 29

    Item 11.  Security Ownership of Certain Beneficial Owners and     30
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   32

    Item 13.  Exhibits, Financial Statement Schedules, and            33
              Reports on Form 8-K.

SIGNATURES                                                            42

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

Since 1988, the Company's principal source of revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"). Portsmouth has a 49.8% limited partnership interest in the Justice Investors limited partnership ("Justice Investors") and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner; however, the overseeing of operations and all significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. There are approximately 94 limited partners in Justice Investors.

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


BUSINESS OF ISSUER

The Company's principal business is to purchase and manage real estate operations. The real estate properties include the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown ("Holiday"). The interest in this property is held by the Justice Investors partnership. The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor, NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. Santa Fe and Portsmouth jointly oversee their interest in the operations of the hotel and the parking garage as part of its effort to improve revenues.

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


COMPETITION

The hotel enjoys a favorable year-round occupancy rate and is part of Holiday Inn's worldwide reservation system. It was designed to Holiday's specifications to serve both business persons and tourists and caters to both individuals and tour groups. It also handles conference and business meetings, having meeting and dining facilities for groups of up to 400 people. Management believes that the hotel, garage and apartments are in a competitive position in their respective markets; however, some competitors may have better financial resources and newer facilities. The Company intends, where appropriate, to continue in its efforts to find ways to improve the physical condition of the hotel, garage and apartment properties to remain competitive.


EMPLOYEES

As of June 30, 2001, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2. Description of Property.

PROPERTIES

As of June 30, 2001, Santa Fe's investments in real property consisted of a San Francisco hotel and a Los Angeles, California apartment complex.


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

                                                                   Page 4 of
42

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


Los Angeles, California Apartment Complex

The property owned by the Company's 55.4% subsidiary Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on December 31, 1997 at a cost of $858,600. For the year ended June 30, 2001, real estate property taxes were approximately $51,009. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. As of June 30, 2001, the outstanding mortgage balance was $1,925,529. The mortgage carries an interest rate of 7.73% and matures in October 2029. In addition to the mortgage, as part of the initial purchase of the property, Woodland Village obtained two 5-year interest only loans of $201,928 and $162,563 from the Company and the Company's parent, The InterGroup Corporation ("InterGroup"), respectively. Both notes mature in September 2004. The $201,928 note was eliminated in consolidation.

Woodland Village leases units in the apartment complex on a short-term basis, with no lease extending beyond one year. The effective rental rate per rental unit was approximately $17,413. As of June 30, 2001, the property was 96% occupied. In the opinion of management the property is adequately covered by insurance.


INVESTMENT POLICIES

The most significant real estate investment of the Company is the San Francisco hotel through its control of Portsmouth. The Company will continue to explore ways to increase the value of Justice Investors and to improve operations of the hotel. The Company has also invested in multifamily residential property through its controlling interest in Woodland Village.

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

The Company has also invested in income producing instruments, equity and debt securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. Those investments are made under the supervision of the Company's Securities Investment Committee, the Chairman of which is the Company's Chairman of the Board and President. The Company primarily will invest in securities priced above $5.00 a share of companies listed on the New York and American Stock Exchanges and The Nasdaq National Stock Market, Inc. Although most of the Company's marketable securities investments are in companies listed on those stock markets, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations.

The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management. The Company may also use options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

On June 28, 2001, the Company, its parent, The InterGroup Corporation ("InterGroup"), and its subsidiary Portsmouth entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, its parent Santa Fe, and Intergroup as of March 5, 2001. The agreement provides for a quarterly management fee calculated at one-fourth of 1% of the average value of the net assets in the account during each quarter. The agreement also provides for certain performance based fees ranging from 2.5% to 10% on profits that exceed 11% of the opening account value. The Securities Investment Committee monitors the performance of the portfolio. The agreement may be terminated by either party upon thirty days written notice.

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

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Portsmouth and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company. As discussed above, the Company has entered into an agreement with an investment advisory company, which management believes will increase efficiencies in the management of its securities investments.


Item 3.  Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the six months ended June 30, 2000 and in its Form 10-QSB Report for the quarterly period ended March 31, 2001.

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



Item 4.  Submission of Matters to a Vote of Shareholders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock trades on the Small-Cap Market tier of The Nasdaq Stock Market, Inc. ("Nasdaq")under the symbol SFEF. The following table sets forth the range of high and low sales prices for Santa Fe's common stock for each full quarterly period for the fiscal years ended June 30, 2001 and June 30, 2000, as reported by Nasdaq.


Fiscal 2001                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $12.00         $ 8.75
Second Quarter (10/1 to 12/31)         $14.00         $ 9.00
Third Quarter (1/1 to 3/31)            $13.75         $10.75
Fourth Quarter (4/1 to 6/30)           $13.50         $10.10

Fiscal 2000                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $ 9.50         $ 8.50
Second Quarter (10/1 to 12/31)         $10.75         $ 8.63
Third Quarter (1/1 to 3/31)            $10.63         $ 8.50
Fourth Quarter (4/1 to 6/30)           $10.50         $ 8.75


As of September 21, 2001 the approximate number of holders of record of the Company's Common Stock was 540. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 715 beneficial shareholders of the Company's Common Stock.


DIVIDENDS

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends on its Common Stock in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating activities.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. InterGroup elected to forego any dividend payments on the preferred stock for the year ended December 31, 1998. Beginning October 1, 1999, Intergroup informed the Board that they will no longer forgo dividend payments on its preferred stock. During the year ended 2000, the Company paid dividends of $38,284 to Intergroup. For the year ended June 30, 2001, the Company paid dividends of $51,481.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and the securities markets, partnership distributions, general economic conditions of the hotel industry in the San Francisco area, securities markets, litigation and other factors, including natural disasters and those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Twelve Months Ended June 30, 2001 Compared to Twelve Months Ended June 30,
2000

Net income for the Company decreased to $2,621,641 for the twelve months ended June 30,2001 from $3,178,450 for the twelve months ended June 30, 2000. The decrease in net income was primarily due to the decrease in total revenue, partially offset by a decrease in total costs and expenses.

The decrease in total revenue to $8,349,365 from $10,721,107 was primarily due to a decrease in net gains on marketable securities to $1,992,196 from $4,311,821. The Company also had gains on the sale of real estate of $1,176,292 in the prior period, while no sale of real estate occurred during the current period. These decreases were partially offset by the increase in other income to $1,403,552 from $214,117.

The decrease in equity in net income of Justice Investors to $3,927,635 from $3,935,121 was primarily attributable to the decrease in occupancy of the hotel, offset by the increase in average room rate during the current fiscal year.

The decrease in net investment gains to $1,992,196 from $4,311,821 was primarily due to the reclassification of accumulated comprehensive income of $4,113,680 from unrealized gain during fiscal 2000 when the Company began to treat the investment securities as trading securities. The decrease was partially offset by the continuing performance improvements on the Company's investment
                                                                Page 9 of 42
portfolio. For the twelve months ended June 30, 2001, the Company had net unrealized gains of $1,117,992 and net realized gains of $874,204. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in other income to $1,403,552 from $214,117 was primarily due to the receipt of the judgement of attorneys' fees in the amount of $1,188,618 in November 2000 and $91,387 in March 2001.

The increase in margin interest and trading expenses to $1,152,063 from $972,908 was primarily due to payments of investment management fees of $137,500 during the current fiscal year. No such fees were not paid in the prior year.

Income tax expense decreased 34% to $2,600,449 from $3,917,979 as a result of the 30% decrease in income before tax.

Minority interest decreased to $783,158 from $1,465,456 as a result of reduced income generated by the Company's subsidiaries.


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

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the year ended June 30, 2001, the Company received cash distributions of $4,392,360 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, such as reducing the amounts due to securities broker, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments.

On May 16, 2000, the Board of Directors increased the number of shares that the Company is authorized to repurchase under its stock buy-back program by an additional 70,000 shares to a total of 170,000 shares. As of June 30, 2001, the Company had repurchased 97,028 shares of its Common Stock for an aggregate consideration of $940,619. On July 27, 2001, the Board of Directors decided to discontinue the Company's stock buy-back program preserving Company's cash assets for other corporate purposes.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, including the hospitality industry, and also resulted in a significant decline in securities markets. Although the Company can expect some decline in revenues as a result of those events, management believes that its capital resources will be adequate to meet its current and future obligations.


IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Felcor is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material. The impact of inflation on the Company's multifamily real estate is also not viewed by management as material.



Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                     PAGE

Report of Independent Accountants                                  12

Consolidated Balance Sheet - June 30, 2001                         13

Consolidated Statements of Income - For
  Year Ended June 30, 2001, Year Ended
  June 30, 2000 (Unaudited), Six Months Ended
  June 30, 2000, and Year Ended December 31, 1999                  15

Consolidated Statements of Shareholders' Equity - For
  Year Ended June 30, 2001, Year Ended
  June 30, 2000 (Unaudited), Six Months Ended
  June 30, 2000, and Year Ended December 31, 1999                  15

Consolidated Statements of Cash Flows - For
  Year Ended June 30, 2001, Year Ended
  June 30, 2000 (Unaudited), Six Months Ended
  June 30, 2000, and Year Ended December 31, 1999                  16

Notes to Consolidated Financial Statements                         17

                   Report of Independent Accountants

To the Board of Directors and
Shareholders of Santa Fe Financial Corporation

In our opinion, based on our audit, the accompanying balance sheet and the related statements of income and comprehensive income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Santa Fe Financial Corporation at June 30, 2001, and the results of its operations and its cash flows for the year ended June 30, 2001, the six months ended June 30, 2000, and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 21, 2001

                       SANTA FE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEET


As of June 30,                                                  2001
                                                            ------------

Assets
  Cash and cash equivalents                                 $    167,694
  Investment in marketable securities                         24,411,593
  Investment in Justice Investors                              7,113,519
  Rental property                                              3,989,078
  Other investments                                              300,000
  Other assets                                                   280,103
  Restricted cash                                                 14,732
                                                              ----------
    Total assets                                            $ 36,276,719
                                                              ==========


Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $  2,334,424
  Obligations for securities sold                              6,456,155
  Accounts payable and accrued expenses                        1,135,030
  Mortgage payable                                             2,088,093
  Deferred income tax                                          1,917,397
                                                              ----------
    Total liabilities                                         13,931,099
                                                              ----------
  Minority interest                                            5,595,240
                                                              ----------

Shareholders' equity:
  6% Cumulative, convertible, redeemable at
    the option of the holder, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 63,600
    Liquidation preference of $858,600                             6,360
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    1,276,038 shares issued and 1,179,010 outstanding            127,604
  Additional paid-in-capital                                   8,807,942
  Retained earnings                                            8,749,093
  Treasury stock, at cost, 97,028 shares                        (940,619)
                                                              ----------
    Total shareholders' equity                                16,750,380
                                                              ----------

    Total liabilities and shareholders' equity              $ 36,276,719
                                                              ==========

See accompanying notes to consolidated financial statements.

                      SANTA FE FINANCIAL CORPORATION.
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                              For the       For the      For the 6      For the
                                            Year Ended    Year Ended   Months Ended   Year Ended
                                              June 30,      June 30,      June 30,    December
31,
                                               2001          2000          2000          1999
                                            -----------   -----------   -----------   -----------
Revenue                                                    Unaudited
  Equity in net income of Justice
   Investors                                $ 3,927,635   $ 3,935,121   $ 2,001,018  $ 3,459,786
  Rental income                                 322,726       264,655       147,732      422,988
  Gain on sale of real estate                         -     1,176,292             -    1,176,292
  Dividend and interest income                  703,256       819,101       429,989      799,792
  Net gains on marketable securities          1,992,196     4,311,821     1,742,972    2,006,923
  Other income                                1,403,552       214,117       103,223      145,449
                                             ----------    ----------    ----------   ----------
                                              8,349,365    10,721,107     4,424,934    8,011,230
                                             ----------    ----------    ----------   ----------
Costs and expenses
  Property operating expense                   (121,698)     (133,555)      (66,086)    (233,324)
  Mortgage interest expense                    (178,436)     (136,461)      (89,967)    (106,483)
  Depreciation expense                          (54,216)      (56,250)      (26,707)    (117,816)
  Margin interest and trading expenses       (1,152,063)     (972,908)     (536,540)    (608,094)
  General and administrative                   (837,704)     (860,048)     (493,894)    (976,011)
  Litigation                                          -             -       (14,669)     (14,671)
                                             ----------    ----------    ----------   ----------
                                             (2,344,117)   (2,159,222)   (1,227,863)
(2,056,399)
                                             ----------    ----------    ----------   ----------
Income(loss) before taxes and
 minority interest                            6,005,248     8,561,885     3,197,071    5,954,831

Provision for income tax expense             (2,600,449)   (3,917,979)   (1,350,438)  (2,768,146)
                                             ----------    ----------    ----------   ----------
Income before minority interest               3,404,799     4,643,906     1,846,633    3,186,685

Minority interest                              (783,158)   (1,465,456)     (413,147)
(1,577,247)
                                             ----------    ----------    ----------   ----------
Net income                                    2,621,641     3,178,450     1,433,486    1,609,438

Preferred stock dividends                       (51,481)      (38,284)      (25,405)
(12,879)
                                             ----------    ----------    ----------   ----------
Income available to common shareholders     $ 2,570,160   $ 3,140,166   $ 1,408,081  $ 1,596,559
                                             ==========    ==========    ==========   ==========
Basic earnings per share                    $      2.17   $      2.61   $      1.17  $      1.30
                                             ==========    ==========    ==========   ==========

Weighted average number of
 shares outstanding                           1,186,094     1,202,533     1,202,533    1,231,359
                                             ==========    ==========    ==========   ==========
Comprehensive income
  Net income(loss)                          $ 2,621,641    $3,178,450   $ 1,433,486  $ 1,609,438
   Other comprehensive income:
    Unrealized holding gain(loss)
     on marketable securities                         -     3,409,662             -    4,261,285
    Reclassification adjustment for
     holding loss included in net earnings            -      (561,926)            -            -
    Income tax (expense)benefit related
     to other comprehensive income                    -       184,279             -      (59,042)
    Adjustment for the reclassification
     of the accumulated unrealized
     holding gains prior to July 1, 1999
     to current earnings                              -    (4,113,680)            -   (4,113,680)
                                             ----------    ----------    ----------    ----------
  Total comprehensive income                $ 2,621,641   $ 2,096,785   $ 1,433,486  $ 1,698,001
                                             ==========    ==========    ==========   ==========

See accompanying notes to consolidated financial statements.
                                                             Page 14 of 42

                       SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


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


               --------------------------------------------------------------------------------------------------------
Balance at
December 31,
1998             63,600  $6,360    1,276,038   $127,604   $8,807,942  $88,563       $3,174,293  $(313,966)  $11,890,796


Net income                                                                           1,609,438                1,609,438

Purchase of
treasury stock                                                                                   (215,874)     (215,874)

Dividend paid
to preferred
shareholders                                                                          (12,879)                  (12,879)

Reclass
unrealized
holding gain
to income                                                             (88,563)                                  (88,563)

               --------------------------------------------------------------------------------------------------------
Balance at
December 31,
1999             63,600  $6,360    1,276,038   $127,604   $8,807,942  $     -       $4,770,852  $(529,840)  $13,182,918


Net income                                                                           1,433,486                1,433,486

Purchase of
treasury stock                                                                                   (254,894)     (254,894)

Dividend paid
to preferred
shareholders                                                                          (25,406)                  (25,406)

               --------------------------------------------------------------------------------------------------------
Balance at
June 30, 2000    63,600  $6,360    1,276,038   $127,604   $8,807,942  $      -      $6,178,932  $(784,734)  $14,336,104


Net income                                                                           2,621,642                2,621,642

Purchase of
treasury stock                                                                                   (155,885)     (155,885)

Dividend paid
to preferred
shareholders                                                                          (51,481)                  (51,481)

               --------------------------------------------------------------------------------------------------------
Balance at
June 30, 2001    63,600  $6,360    1,276,038   $127,604   $8,807,942  $      -      $8,749,093  $(940,619)  $16,750,380

               ========================================================================================================



See accompanying notes to consolidated financial statements.

                             SANTA FE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the       For the      For the 6      For the
                                            Year Ended    Year Ended   Months Ended   Year Ended
                                              June 30,      June 30,      June 30,    December
31,
                                                2001          2000          2000          1999
                                            -----------   -----------    -----------   ----------
-
                                                           Unaudited
Cash flows from operating activities:
  Net income                                $ 2,621,641   $ 3,178,451   $ 1,433,486  $ 1,609,438
  Adjustments to reconcile net income to
   net cash used by operating activities:
    Equity in net income of Justice
     Investors                               (3,927,635)   (3,935,121)   (2,001,018)  (3,459,786)
    Gain on sale of real estate                       -    (1,176,292)            -   (1,176,292)
    Net losses on marketable securities               -             -             -    1,796,767
    Net unrealized gains on
     marketable securities                   (1,117,992)   (1,218,374)   (1,218,374)           -
    Minority interest                           783,159     1,239,140       413,147    1,350,931
    Amortization of excess market value
     over carrying value                        (88,706)      (88,706)      (44,352)     (88,706)
    Depreciation                                 54,216        56,250        26,707      117,816
    Change in assets and liabilities:
      Restricted cash                           (14,732)       46,902             -       53,423
      Investment in marketable securities     9,244,445   (13,625,640)     (778,580) (12,480,234)
      Other investments                               -             -             -      (55,233)
      Other assets                               89,184     2,066,721       (40,341)   1,162,777
      Accounts payable and accrued expenses    (149,544)     (507,824)      561,254      322,987
      Deferred tax payable                    1,917,397             -             -            -
      Due to securities broker               (7,974,267)    4,276,302    (4,845,471)   7,234,411
      Obligations for securities sold        (5,370,739)    7,038,083     5,576,691    3,061,800
                                             ----------    ----------    ----------   ----------
  Net cash used in operating activities      (3,933,573)   (2,650,108)     (916,851)    (549,901)
                                             ----------    ----------    ----------   ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors   4,392,360     3,416,280     1,254,960    2,997,960
  Purchase of marketable securities                   -             -             -  (14,217,839)
  Proceeds from sale of marketable securities         -             -             -   12,421,072
  Purchase of Portsmouth stock                   (1,950)      (92,392)      (92,392)           -
  Net proceeds from sale of real estate               -     2,951,528             -    2,951,528
  Purchase of real estate                             -    (4,075,000)            -   (4,075,000)
                                             ----------    ----------    ----------   ----------
  Net cash provided by investing activities   4,390,410     2,200,416     1,162,568       77,721
                                             ----------    ----------    ----------   ----------
Financing activities
  Principal payments on mortgage payable        (18,134)   (1,228,653)       (8,976)  (1,229,896)
  Borrowings from mortgage payable                    -     2,117,564             -    2,117,564
  Dividends paid to preferred shareholders      (51,481)      (38,284)      (25,405)     (12,879)
  Dividends paid to minority shareholders      (126,260)     (126,685)      (63,331)    (126,711)
  Purchase of treasury stock                   (155,885)     (384,352)     (254,895)    (215,874)
                                             ----------    ----------    ----------    ----------
  Net cash (used in)provided by
   Financing activities                        (351,760)      339,590      (352,607)      532,204
                                             ----------    ----------    ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                               105,077      (110,102)     (106,890)       60,024

Cash and cash equivalents at the
 beginning of period                             62,617       172,719       169,507       109,483
                                             ----------    ----------    ----------    ----------
Cash and cash equivalents at end of period  $   167,694   $    62,617   $    62,617   $   169,507
                                             ==========    ==========    ==========    ==========
Supplemental information
  Income taxes paid, net of refunds         $   698,453   $ 1,618,552   $   797,800   $   967,171
                                             ==========    ==========    ==========    ==========
  Interest paid                             $ 1,078,167   $   883,058   $   500,018   $   714,577
                                             ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.
                                                                 Page 16 of 42

                           SANTA FE FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Santa Fe Financial Corporation's (the "Company") operations have been primarily limited to partnership income from its managing a hotel property through its investment in Justice Investors and income from various investment activities. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 54.9% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California.

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

The acquisition of PSI was accounted for as a purchase and the assets and minority interest of PSI were recorded at their fair values. The Company's cost was less than its pro rata interest in the fair value of PSI's net assets by approximately $3.6 million. The excess of fair value over the allocated carrying amount of the investment in PSI is being amortized to other income over 40 years. The remaining unamortized amount at June 30, 2001 was $2.4 million.

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

The Company reviews for the impairment of its rental property assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in 2001 or 2000.

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

The Company adopted SEC Staff Accounting Bulletin (SAB) 101, which did not have an impact on the Company's method of accounting for revenue.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of June 30, 2001 and 2000, the conversion price is above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive. Therefore, basic and diluted earnings per share for the twelve months ended June 30, 2001 and 2000 are the same.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the current presentation.

Recently Issued Accounting Standards

In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combination) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial statements.

NOTE 2 - TRANSITION PERIOD COMPARATIVE DATA

On May 16, 2000, the Board of Directors of Santa Fe approved a change in fiscal year end of the Company from December 31 to June 30 to coincide with the fiscal year of its parent company, the Intergroup Corporation. The transition period comparative data for the year ended June 30, 2000 is unaudited.


NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

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

Included in the net gains on marketable securities of $1,992,196 for the year ended June 30, 2001 were net unrealized gains of $1,117,992 and net realized gains of $874,204. Included in the net gains on marketable securities of $1,742,972 for the year ended June 30, 2000 were net unrealized gains of $1,218,374 and net realized gains of $524,598.


NOTE 4 - INVESTMENT IN JUSTICE INVESTORS

The major source of revenue of PSI is its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California, and in which PSI is both a limited and general partner. PSI records its investment on the equity basis. Condensed financial statements for Justice Investors are presented below.

                         CONDENSED BALANCE SHEET

As of June 30,                                                   2001
                                                              ----------
Assets
Total current assets                                         $ 1,562,800
Property, plant and equipment, net of accumulated
  depreciation of $11,923,867                                  4,651,822
Loan fees and deferred lease costs, net of accumulated
  amortization of $194,758                                       115,656
                                                               ---------
Total assets                                                 $ 6,330,278
                                                              ==========

Liabilities and partners' equity
Total current liabilities                                    $    75,700
Partners' capital                                              6,254,578
                                                              ----------
Total liabilities and partner's capital                      $ 6,330,278
                                                              ==========

                     CONDENSED STATEMENTS OF OPERATIONS

For the years ended June 30,                      2001           2000
                                               ----------     ----------

Revenues                                      $ 8,759,508    $ 8,736,989
Costs and expenses                               (872,692)      (835,139)
                                               ----------     ----------
Net income                                    $ 7,886,816    $ 7,901,850
                                               ==========     ==========


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

Woodland Village leases units in the apartment complex on a short-term basis, with no lease extending beyond one year. At June 30, 2001, rental property included the following:


Investment in real estate:
  Land                                      $ 1,996,750
  Buildings, improvements and equipment       2,088,832
  Accumulated depreciation on buildings,
    improvements and equipment                  (96,504)
                                              ---------
                                             $3,989,078
                                              =========


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

At June 30, 2001, the balance on notes payable was $2,088,093. Included in notes payable balance is a mortgage in the amount of $1,925,529 and a note payable to InterGroup in the amount of $162,564. The 30-year mortgage is collateralized by a trust deed on the apartment complex. The interest rate on the loan is 7.73% for the first 120 months. Principal and interest payments of $13,979 are required monthly until September 23, 2009, at which point, the monthly payments will be recalculated based on a new interest rate of 2.15% in excess of the twelve-month average annual yield of United States Treasury Securities. The new interest rate cannot exceed 11.879%. The $162,563 note payable to Intergroup carries an interest rate of 7.75% per annum payable at the end of each quarter. All unpaid principal and interest under the note are due on September 29, 2004. The annual principal payments on the mortgage and note payable for the five-year period commencing July 1, 2001 are approximately as follows:


          Year ending June 30,
          --------------------
                   2002                 $   19,587
                   2003                     21,156
                   2004                     22,851
                   2005                    187,245
                   2006                     26,658
                   Thereafter            1,810,596
                                         ---------
                            Total       $2,088,093
                                         =========



NOTE 8 - INCOME TAXES

The Company and PSI file separate tax returns for both federal and state purposes. The provision for income taxes consists of the following:


                                      For the      For the 6       For the
                                     Year Ended   Months Ended    Year Ended
                                       June 30,     June 30,     December 31,
                                        2001          2000           1999
                                     ----------    ----------     ----------
 Federal
   Current                          $ 1,428,453   $   535,156    $   997,383
   Deferred                             717,196       612,717      1,422,974
                                     ----------    ----------     ----------
                                      2,145,649     1,147,873      2,420,357
                                     ----------    ----------     ----------
 State
   Current                              330,000        94,439        279,192
   Deferred                             124,800       108,126         68,597
                                     ----------    ----------     ----------
                                        454,800       202,565        347,789
                                     ----------    ----------     ----------
                                    $ 2,600,449   $ 1,350,438    $ 2,768,146
                                     ==========    ==========     ==========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                      For the      For the 6       For the
                                     Year Ended   Months Ended    Year Ended
                                       June 30,     June 30,     December 31,
                                        2001          2000           1999
                                     ----------    ----------     ----------

  Statutory federal tax rate              34.0%         34.0%          34.0%
  State income taxes, net of
   federal tax benefit                     6.0%          6.1%           6.1%
  Other                                    3.3%          2.1%           6.3%
                                         ------        ------         ------
                                          43.3%         42.2%          46.4%
                                         ======        ======         ======


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2001 are as follows:

  Deferred tax assets
    Net operating loss carryforwards                $   287,851
    State income taxes                                  112,184
    Capital loss carryforwards                          942,447
                                                     ----------
                                                      1,342,482
                                                     ----------
  Deferred tax liability
    Unrealized gain on marketable securities         (2,407,879)
    Deferred gain on real estate sale                  (852,000)
                                                     ----------
                                                     (3,259,879)
                                                     ----------

  Net deferred tax liabilities                      $(1,917,397)
                                                     ==========


As of June 30, 2001, the Company had net capital losses available for carryforward for income tax purposes totaling approximately $2,356,117. The carryforward expires in varying amounts through 2003. As of June 30, 2001, the Company also had a net federal operating loss available for carryforward of $719,628. The net operating loss carryforward expires in varying amounts through 2011.


NOTE 9 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operations of its multi-family residential property, the operation of Justice Investors, and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reported segments for the year ended June 30, 2001, six months ended June 30, 2000, and year ended December 31, 1999. Operating income for rental properties consist of rental income. Operating income from Justice Investors consist of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2001               PROPERTIES    INVESTORS    TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------   -----------   -----------   ------------
Operating income           $   322,726   $ 3,927,635   $ 2,695,452   $         -   $  6,945,813
Operating expenses            (121,698)            -    (1,152,063)            -     (1,273,761)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation                 201,028     3,927,635     1,543,389             -      5,672,052
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expenses    (178,436)            -             -             -       (178,436)
Depreciation                   (54,216)            -             -             -        (54,216)
General and administrative
  expenses                           -             -             -      (837,704)      (837,704)
Other income(losses)                 -             -             -     1,403,552      1,403,552
Income tax expense                   -             -             -    (2,600,449)    (2,600,449)
Minority interest                    -             -             -      (783,158)      (783,158)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $   (31,624)  $ 3,927,635   $ 1,543,389   $(2,817,759)  $  2,621,641
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 3,989,078   $ 7,113,519   $24,711,593   $   462,529   $ 36,276,719
                           ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                           -------------------------
SIX MONTHS ENDED              RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2000               PROPERTIES    INVESTORS    TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------   -----------   -----------   ------------
Operating income           $   147,732   $ 2,001,018   $ 2,172,961   $         -   $  4,321,711
Operating expenses             (66,086)            -      (536,540)            -       (602,626)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation                  81,646     2,001,018     1,636,421             -      3,719,085
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expenses     (89,967)            -             -             -        (89,967)
Depreciation                   (26,707)            -             -             -        (26,707)
General and administrative
  expenses                           -             -             -      (493,894)      (493,894)
Litigation                           -             -             -       (14,669)       (14,669)
Other income                         -             -             -       103,223        103,223
Income tax expense                   -             -             -    (1,350,438)    (1,350,438)
Minority interest                    -             -             -      (413,147)      (413,147)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $   (35,028)  $ 2,001,018   $ 1,636,421  $ (2,168,925)  $  1,433,486
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 4,039,083   $ 7,477,162   $32,838,045  $    436,114   $ 44,790,404
                           ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
DECEMBER 31, 1999           PROPERTIES    INVESTORS    TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------   -----------   -----------   ------------
Operating income           $   422,988   $ 3,459,786   $ 2,806,715   $         -   $  6,689,489
Operating expenses            (233,324)            -      (608,094)            -       (841,418)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation                 189,664     3,459,786     2,198,621             -      5,848,071
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expenses    (106,483)            -             -             -       (106,483)
Depreciation                  (117,816)            -             -             -       (117,816)
General and administrative
  expenses                           -             -             -      (976,011)      (976,011)
Litigation                           -             -             -       (14,671)       (14,671)
Gain on sale of real estate  1,176,292             -             -             -      1,176,292
Other income                         -             -             -       145,449        145,449
Income tax expense                   -             -             -    (2,768,146)    (2,768,146)
Minority interest                    -             -             -    (1,577,247)    (1,577,247)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $ 1,141,657   $ 3,459,786   $ 2,198,621  $ (5,190,626)  $  1,609,438
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 4,064,380   $ 6,871,720   $30,841,091  $    504,074   $ 42,281,265
                           ===========   ===========   ===========   ===========   ============

NOTE 10 - SHAREHOLDERS' EQUITY

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight year conversion exercise period. The preferred stock has voting rights as if converted into common stock. During the period January 1, 1998 through September 30, 1999, InterGroup elected to forego any dividend payments on the preferred stock.
For the year ende June 30, 2001, six months ended June 30, 2000, and year ended December 31, 1999, the Company paid preferred stock dividends of $51,481 and $25,405, and $12,880, respectively, to Intergroup.

On June 15, 1998, the Company issued a two-for-one stock split in the form of a stock dividend to its shareholders of record as of May 22, 1998. Where applicable, the Company's financial statements have been restated to reflect the impact of the stock split.


NOTE 11 - RELATED PARTY TRANSACTIONS

As of June 30, 2001, InterGroup owned approximately 48.27% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 50.92% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 3.98% of the Company's outstanding common stock as of June 30, 2001. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup has the power to vote approximately 54.89% of the voting shares of the Company.

As of June 30, 2001, the Company's subsidiary, Woodland Village, has a note payable in the amount of $162,563 from InterGroup. The note carries a 7.75% interest rate and matures on September 29, 2004.

The Intergroup Corporation allocates corporate expenses to the Company and its subsidiary based on management's estimate of the pro rata utilization of resources. During the year ended June 30, 2001, six months ended June 30, 2000, and year ended December 31, 1999, the Company and Portsmouth made payments to InterGroup of approximately $223,000 and $129,000, and $195,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

For the year ended June 30, 2001, six months ended June 30, 2000 and year ended December 31, 1999, the Company paid preferred stock dividends of $51,481, $25,405 and $12,879, respectively, to Intergroup.

All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.


NOTE 12- COMMITMENTS AND CONTINGENCIES

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

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company utilizes margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2001:


                                  Present
                                  Position           Director
     Name              Age     With the Company        Since       Term to Expire
--------------------------------------------------------------------------------------

John V. Winfield      54       Chairman, President     1995        2001 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      57       Director (1)(2)         1996        2001 Annual Meeting

John C. Love          61       Director (1)(2)         1998        2001 Annual Meeting

Michael G. Zybala     49       Vice President,
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

                                                                  Page 27 of

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2001 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

                                                                  Page 28 of

Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company and its subsidiary for fiscal years ended June 30, 2001 and 2000.


                            SUMMARY COMPENSATION TABLE

                                Annual Compensation
                    ---------------------------------------------
Name and Principal                                             Other Annual
Position                       Year     Salary       Bonus     Compensation
------------------             ----     ------       -----     -------------
John V. Winfield               2001    $240,000(1)    $ 0        $12,000(2)
Chairman, President and        2000    $240,000(1)    $ 0        $12,000(2)
Chief Executive Officer        1999    $188,282       $ 0        $12,000(2)

Michael G. Zybala              2001    $ 98,271(3)    $11,250          -
Vice President, Secretary,     2000    $ 97,466(3)    $15,000          -
Treasurer and General Counsel
-----------------------------

(1) Includes salary received from the Company's subsidiary, Portsmouth, in the amounts of $90,000 and $90,000 for the fiscal years 2001 and 2000 respectively.

(2) Amounts shown reflect regular annual director's fees paid by Santa Fe and Portsmouth, each in the amount of $6,000. During fiscal 2001 and 2000, the Company and Portsmouth also paid combined annual premiums of $42,500 and $42,500, respectively, for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Approximately $87,500 and $84,000 of Mr. Zybala's salary and bonus was allocated to Portsmouth in fiscal years 2001 and 2000, respectively.


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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 21, 2001, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          82,858(3)                   7.0%
Allied Mutual Insurance
  Services ("AMI")
Second Floor, 21-26 Garlick Hill
London ECHV 2AU, England

The InterGroup Corporation              632,596(4)                  50.9%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.2%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          681,996(5)                  54.9%
  John V. Winfield as a group
------------------------------
(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,712 shares of Common Stock issued and outstanding as of September 21, 2001, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(4) InterGroup is the beneficial owner of 569,096 shares of Common Stock and 63,600 shares of convertible, voting preferred stock, which shares are entitled to vote as if converted to Common Stock.

(5) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 52.8% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

As of September 21, 2001, there were 1,178,710 shares of the Company's Common Stock outstanding, which were held by approximately 540 shareholders of record.

(b) Security Ownership of Management

The following table sets forth, as of September 21, 2001, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        681,996(3)                  54.9%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             681,996                     54.9%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,179,910 shares of Common Stock issued and outstanding as of September 15, 2001, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 568,996 shares of Common Stock and 63,600 shares of convertible, voting preferred stock. As the President, Chairman of the Board and a 52.8% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 2.7% shareholder of InterGroup as well as a Director and Treasurer thereof. John C. Love is also a Director of InterGroup and a less than 1% shareholder.

Security Ownership of Management in Subsidiary

As of September 21, 2001, Santa Fe was the record and beneficial owner of 505,042 shares of the common stock of its 68.8%-owned subsidiary, Portsmouth Square, Inc. The President and Chairman of the Board of Santa Fe has voting power with respect to common shares of Portsmouth owned by Santa Fe. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


(c) Changes in Control

There are no arrangements which may result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions

As of September 21, 2001, Santa Fe owned 68.8% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 54.9% of the voting stock of Santa Fe. Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company, its subsidiary, Portsmouth, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2001 and 2000, the Company and Portsmouth made payments to InterGroup in the total amount of approximately $223,000 and $260,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

In September 1999, the Company's subsidiary, Woodland Village, obtained a 5-year interest only note in the amount of $162,563 from InterGroup. The note carries a 7.75% interest rate and matures on September 29, 2004.

During fiscal 2001, the Company paid $51,481 preferred stock dividends to Intergroup.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company. On June 28, 2001, the Company, Santa Fe and InterGroup entered into an agreement with an investment advisory company, which management believes will decrease the potential for risk and increase efficiencies in the management of its
securities investments.    All of the Company's Directors serve as directors
of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2001 and 2000, the Company paid annual premiums of 25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2001 and 2000, Portsmouth paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield.

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

                                                                   Page 33 of

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


(c) Financial Statements and Schedules Required by Regulation S-X
    -------------------------------------------------------------

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE

Independent Auditor's Report                                   35

Balance Sheet - December 31, 2000 and 1999                     36

Statements of Income and Partners' Capital - Years             37
  Ended December 31, 2000 and 1999

Statements of Cash Flows - Years Ended                         38
  December 31, 2000 and 1999

Notes to Financial Statements - December 31, 2000 and 1999     39


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                           BURR, PILGER & MAYER LLP
                          ACCOUNTANTS AND CONSULTANTS

                       600 CALIFORNIA STREET, SUITE 1300
                           SAN FRANCISCO, CA 94108
                             TEL (415) 421-5757
                             FAX (415) 288-6288



                        Independent Auditors' Report
                        ----------------------------

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying balance sheet of Justice Investors (a limited partnership) as of December 31, 2000, and the related statements of income and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Justice Investors as of December 31, 1999 were audited by other auditors, whose report dated January 28, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (a limited partnership) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.






San Francisco, California
January 19, 2001

                           JUSTICE INVESTORS
                        (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                       December 31, 2000 and 1999
                       --------------------------

                                                       2000           1999
                                                       ----           ----
                                   ASSETS
                                   ------
Current assets
  Cash                                             $        -     $   15,453
  Rents receivable                                  2,804,594      2,198,898
  Prepaid expenses                                      5,106          5,221
                                                    ---------      ---------
       Total current assets                         2,809,700      2,219,572
                                                    ---------      ---------
Fixed assets
  Office equipment (net of accumulated
  depreciation of $5,553 in 2000 and
    $4,757 in 1999)                                         -            796
  Building and improvements (net of accumulated
    depreciation of $11,740,344 in 2000 and
    $11,369,228 in 1999)                            3,705,658      4,076,774
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            4,829,786      5,201,698
                                                    ---------      ---------
Other assets
 Loan fees (net of accumulated amortization
   of $170,006 in 2000 and $140,440 in 1999)          118,251        147,817
 Deferred lease costs (net of accumulated
   amortization of $9,231 in 2000 and
   $7,016 in 1999)                                     12,924         15,140
                                                    ---------      ---------
      Total other assets                              131,175        162,957
                                                    ---------      ---------
      Total assets                                 $7,770,661     $7,584,227
                                                    =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Current liabilities
  Trade accounts payable and accrued expenses      $  104,393     $   45,520
  Rents received in advance                                 -        206,250
  Accrued interest                                     13,391          9,292
                                                    ---------      ---------
      Total current liabilities                       117,784        261,062
Long-term liabilities
  Notes payable                                     2,400,000      1,591,547
                                                    ---------      ---------
      Total liabilities                             2,517,784      1,852,609
                                                    ---------      ---------
Commitment - Lease commission
Partners' capital                                   5,252,877      5,731,618
                                                    ---------      ---------
       Total liabilities and partners' capital     $7,770,661     $7,584,227
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                           JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 2000 and 1999
                  --------------------------------------

                                                       2000           1999
                                                       ----           ----
Revenues
  Rental income
    Hotel                                           $7,684,770    $6,368,921
    Garage                                           1,478,668     1,379,523
    Other                                                2,400         2,400
                                                     ---------     ---------
      Total rental income                            9,165,838     7,750,844
    Interest income                                     27,883         4,893
    Miscellaneous income                                     -        35,665
                                                     ---------     ---------
      Total revenues                                 9,193,721     7,791,402
                                                     ---------     ---------

Expenses
  Interest                                              26,391        52,187
  Depreciation and amortization                        403,693       405,184
  Lease commission                                      76,848        63,690
  Property taxes                                        41,899        41,627
  General and administrative
    Administrative expenses                            150,000       150,000
    Accounting fees                                      4,886         8,348
    Audit and tax preparation                           45,888        43,435
    Business taxes                                      27,029        23,223
    Bank charges                                         9,379         8,634
    Consultants                                          9,940         1,050
    Franchise taxes                                        800           800
    Insurance expense                                   40,880        40,374
    Legal fees                                          12,440         4,758
    Office expense and miscellaneous                     2,387           729
                                                     ---------     ---------
      Total expenses                                   852,460       844,039
                                                     ---------     ---------

Net income                                           8,341,261     6,947,363
Partners' capital at beginning of
  year                                               5,731,618     4,804,265
Less distributions to partners                      (8,820,002)   (6,020,010)
                                                     ---------     ---------
Partners' capital at end of year                    $5,252,877    $5,731,618
                                                     =========     =========
The accompanying notes are in integral part of these financial statements.

                                                                   Page 37 of

                                JUSTICE INVESTORS
                              (A LIMITED PARTNERSHIP)
                              -----------------------

                             Statements of Cash Flows
                  for the years ended December 31, 2000 and 1999




                                                       2000           1999
                                                       ----           ----
Cash flows from operating activities:
  Net income                                        $8,341,261    $6,947,363
  Adjustments to reconcile net income to
   net cash provided by operating
    activities-depreciation and amortization           403,693       405,184
  Changes in operating assets and liabilities:
   Increase in rents receivable                       (605,696)     (510,645)
   Decrease (increase) in prepaid expenses                 115          (335)
   Decrease in trade accounts payable and
    accrued expenses                                    58,874        (5,019)
   (Decrease) increase in rents received in advance   (206,250)      206,050
   Increase in interest payable                          4,099         2,739
                                                     ---------     ---------
     Net cash provided by operating activities       7,996,096     7,045,337
                                                     ---------     ---------

Net cash flows from financing activities:
  Distributions to partners                         (8,820,002)   (6,020,010)
  Net proceeds (payments) on long-term debt            808,453    (1,013,139)
                                                     ---------     ---------

       Net cash used in financing activities        (8,011,549)   (7,033,149)
                                                     ---------     ---------

       Net (decrease) increase in cash
        and cash equivalents                           (15,453)       12,188

Cash and cash equivalents at beginning of year          15,453         3,265
                                                     ---------     ---------

Cash and cash equivalents at end of year            $        -    $   15,453
                                                     =========     =========
Supplemental disclosures of cash flows
 information-cash paid during the year
  for interest                                      $   22,292    $   49,448
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                             JUSTICE INVESTORS
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                          Notes to Financial Statements

Significant Accounting Policies
-------------------------------

Organization
------------
Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The lease of the hotel provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The parking garage lease provides for payments of certain percentages of parking receipts to November 30, 2010.

Rents Receivable
----------------
Management believes that all rents receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded as of December 31, 2000.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation on the hotel facilities is computed using the straight line method over a useful life of 40 years. Building improvements are being depreciated on a straight line basis over their useful lives ranging from 5 to 39 years. Office equipment is being depreciated using the 150% declining balance method with a useful life of 5 years.

Loan Fees and Deferred Lease Costs
----------------------------------
Loan fees are stated at cost and amortized using the straight line method over 10 years. Deferred lease costs are stated at cost and amortized using the straight line method over 15 years.

Trade Accounts Payable
----------------------
The Partnership's banking system provides for the daily replenishment of bank accounts from the line of credit as checks are presented. Accordingly, included in trade accounts payable at December 31, 2000 is $59,254, representing the excess of outstanding checks over cash on deposit at the bank upon which the checks were drawn.

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

                             JUSTICE INVESTORS
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                         Notes to Financial Statements

Significant Accounting Policies (continued)
-------------------------------------------

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

LONG-TERM DEBT
--------------
The Partnership has a revolving reducing line of credit agreement with a bank that is collateralized by the first deed of trust on the hotel land and property and the Partnership's interest in the hotel and garage leases. Balances accrue interest at either prime rate per annum or at LIBOR plus 2% per annum to a capped rate of 9.5% on balances up to $4,000,000. The outstanding balances under the agreement at December 31, 2000 and 1999 were $2,400,000 and $1,592,547, respectively. The balances were accruing interest at LIBOR plus 2% or 8.625% at December 31, 2000. The line of credit matures on December 31, 2004.

Under the terms of the agreement, the line of credit is subject to a declining maximum credit limit as follows:

    2000                                       $ 6,182,662
    2001                                         5,281,736
    2002                                         5,419,302
    2003                                         4,970,590
    2004                                         4,470,275


Minimum Future Rentals
----------------------
Minimum future rentals to be received under non-cancelable leases as of December 31, 2000 for each of the next five years and in the aggregate are:

                                  Hotel          Garage       Total
                                  -----          ------       -----

    2001                      $  2,500,000   $   261,000   $  2,761,000
    2002                         2,500,000       261,000      2,761,000
    2003                         2,500,000       261,000      2,761,000
    2004                         2,500,000       261,000      2,761,000
    2005                                 -       261,000        261,000
    Subsequent to 2005                   -     1,283,250      1,283,250
                                ----------     ---------     ----------
                              $ 10,000,000   $ 2,588,250   $ 12,588,250
                                ==========     =========     ==========

                             JUSTICE INVESTORS
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                         Notes to Financial Statements

LONG-TERM DEBT (continued)
--------------------------

Commitment - Lease Commission
-----------------------------
The Partnership is obligated to pay a lease commission of 1% of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2010.

Related Party Transactions
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                       2000           1999
                                                       ----           ----

  General partners                                  $  150,000   $   150,000
  Legal services                                        12,440         4,758
                                                     ---------    ----------
                                                    $  162,440   $   154,758
                                                     =========    ==========

The garage lessee, the managing general partner, paid the Partnership $1,478,668 and $1,379,523 during 2000 and 1999, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 2000 and 1999 were $117,510 and $108,478, respectively. Accounts payable to general partners at December 31, 2000 and 1999 were $30,000.


Concentration of Credit Risk
----------------------------

Revenue and Receivables
-----------------------
The Partnership earns rental revenues under two leases. Rents receivable at December 31, 2000 and 1999 consist of the amounts due under the leases as follows:

                                                       2000           1999
                                                       ----           ----

  Hotel receivable                                $  2,687,084  $  2,090,420
  Garage receivable                                    117,510       108,478
                                                   -----------   -----------
                                                  $  2,804,594  $  2,198,898
                                                   ===========   ===========

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

                                              SANTA FE FINANCIAL CORPORATION
                                                        (Registrant)

Date: September 28, 2001                         by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: September 28, 2001                         by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary
                                                 and Treasurer


Date: September 28, 2001                         by /s/ Randy Du
                                                 --------------------------
                                                 Randy Du
                                                 Controller
                                                (Principal Accounting Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 28, 2001              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: September 28, 2001              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love,
                                      Director


Date: September 28, 2001              /s/ William J. Nance,
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director


                                                                   Page 42 of
42

       55 of 55