Form 10QSB
period 2001-09-30
SANTA FE FINANCIAL CORP
filed 2001-11-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2001

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of November 9, 2001.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - September 30, 2001 (Unaudited)         3

    Consolidated Statements of Income (Unaudited) -
      Three Months ended September 30, 2001 and
      September 30, 2000                                                4

    Consolidated Statements of Cash Flows (Unaudited) -
      Three Months ended September 30, 2001 and
      September 30, 2000                                                5

    Notes to Consolidated Financial Statements                          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                10

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                             13

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of September 30,                                            2001
                                                           -----------
ASSETS
  Cash and cash equivalents                               $  3,064,568
  Investment in marketable securities                       12,512,021
  Investment in Justice Investors                            7,602,447
  Rental property                                            3,985,348
  Other investments                                            300,000
  Other assets                                                 743,351
                                                           -----------
Total assets                                              $ 28,207,735
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations for securities sold                            5,267,659
  Mortgage payable                                           2,083,337
  Accounts payable and accrued expenses                        926,827
  Deferred income tax                                          852,000
                                                           -----------
Total liabilities                                            9,129,823
                                                           -----------

Minority interest                                            5,335,388
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,510                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          5,747,725
  Treasury stock, at cost, 97,528 shares                      (947,107)
                                                           -----------
Total shareholders' equity                                  13,742,524
                                                           -----------
Total liabilities & shareholders' equity                  $ 28,207,735
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
            Consolidated Statement of Income and Comprehensive Income
                                  (Unaudited)

For the three months ended September 30,           2001            2000
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $ 1,088,400     $ 1,205,632
  Net (losses)gains on marketable
   securities                                   (5,354,762)      1,281,609
  Dividend and interest income                      69,148         232,250
  Rental income                                     84,468          75,167
  Other income                                      37,351          51,375
                                                ----------      ----------
                                                (4,075,395)      2,846,033
                                                ----------      ----------
Costs and expenses
  Property operating expense                       (36,305)        (37,081)
  Mortgage interest expense                        (45,069)        (45,382)
  Depreciation expense                             (13,276)        (13,501)
  Margin interest, trading and
   management expenses                            (153,346)       (279,348)
  General and administrative                      (192,871)       (206,729)
                                                ----------      ----------
                                                  (440,867)       (582,041)
                                                ----------      ----------
Income(loss) before income taxes
 and minority interest                          (4,516,262)      2,263,992

Income tax benefit(expense)                      1,325,208        (570,952)
                                                ----------      ----------
Income(loss) before minority interest           (3,191,054)      1,693,040

Minority interest                                  202,565        (286,548)
                                                ----------      ----------
Net (loss)income                               $(2,988,489)      1,406,492

Preferred stock dividend                           (12,879)        (12,844)
                                                ----------      ----------
Income(loss) available to common shareholders  $(3,001,368)    $ 1,393,648
                                                ==========      ==========
Basic (loss)earnings per share                 $     (2.55)    $      1.17
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,810       1,192,310
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

For the three months ended September 30,             2001          2000
                                                  ----------    ----------
Cash flows from operating activities:
  Net (loss)income                               $(2,988,489)  $ 1,406,492
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Equity in net income of Justice Investors     (1,088,400)   (1,205,632)
    Net unrealized losses(gains) on marketable
     securities                                    5,500,404    (2,195,440)
    Minority interest                               (202,565)      286,548
    Amortization of excess of market value
     over carrying value                             (22,176)      (22,176)
    Depreciation expense                              13,276        13,501
    Changes in operating assets and liabilities:
      Restricted cash                                 14,732             -
      Investment in marketable securities          6,399,167     1,936,992
      Other assets                                  (472,794)      146,833
      Accounts payable and accrued expenses         (208,203)      398,688
      Deferred tax payable                        (1,065,397)            -
      Due to securities broker                    (2,334,424)   (4,171,706)
      Obligations for securities sold             (1,188,496)    3,197,722
                                                  ----------    ----------
  Net cash provided by(used in) operating
   activities                                      2,356,635     (208,178)
                                                  ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors          627,480       627,480
  Purchase of Portsmouth stock                             -          (950)
                                                  ----------    ----------
  Net cash provided by investing activities          627,480       626,530
                                                  ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable              (4,756)       (4,403)
  Dividends paid to preferred shareholders           (12,879)      (12,844)
  Dividends paid to minority shareholders            (63,118)      (63,331)
  Purchase of treasury stock                          (6,488)            -
                                                  ----------    ----------
  Net cash used in financing activities              (87,241)      (80,578)
                                                  ----------    ----------
Net increase in cash and cash
  equivalents                                      2,896,874       337,774

Cash and cash equivalents at beginning of period     167,694        62,617
                                                  ----------    ----------
Cash and cash equivalents at end of period       $ 3,064,568   $   400,391
                                                  ==========    ==========


See accompanying notes to consolidated financial statements.

                      SANTA FE FINANCIAL CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation and Significant Accounting Policies
    ---------------------------------------------------------

The consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation ("Santa Fe" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

Certain reclassifications have been made to the financial statements as of September 30, 2000 and for the three months then ended to conform to the financial statements as of and for the three months ended September 30, 2001 presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2001.

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue is derived from the management of its 68.8%-owned subsidiary Portsmouth Square, Inc. ("Portsmouth").
Portsmouth has a 49.8% interest in Justice Investors, a California limited partnership ("Justice Investors") and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease of the garage portion of the property to Evon. Santa Fe and Portsmouth jointly manage and oversee their interest in the operation of the hotel and the parking garage.

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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2001
                                                            ----------
Assets
Total current assets                                       $ 2,526,634
Property, plant and equipment, net of
  accumulated depreciation of $12,012,843                    4,562,841
Loan fees and deferred lease costs,
  net of accumulated amortization of $202,518                  107,894
                                                            ----------
    Total assets                                           $ 7,197,369
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    17,249
Partners' capital                                            7,180,120
                                                            ----------
    Total liabilities and partners' capital                $ 7,197,369
                                                            ==========

                            JUSTICE INVESTORS
                    CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2001            2000
                                            ----------      ----------
Revenues                                   $ 2,384,501     $ 2,627,850
Costs and expenses                            (198,959)       (206,903)
                                            ----------      ----------
Net income                                 $ 2,185,542     $ 2,420,947
                                            ==========      ==========


3.  Investment in Marketable Securities
    -----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $5,354,762 for the three months ended September, 2001, are net unrealized losses of $5,500,404 and net realized gains of $145,642. Included in the net gains on marketable securities of $1,281,609 for the three months ended September 30, 2000, are net unrealized gains of $2,195,440 and net realized losses of $913,830.

4.  Rental Property
    ---------------

The Company owns and operates a 27 unit multi-family apartment complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At September 30, 2001, rental property included the following:

  Land                                          $ 1,996,750
  Buildings, improvements, and equipment          2,098,378
  Accumulated depreciation on buildings,
   improvements, and equipment                     (109,780)
                                                 ----------
                                                $ 3,985,348
                                                 ==========


5.  Segment Information
    -------------------

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

Information below represents reporting segments for the three months ended September 30, 2001 and the three months ended September 30, 2000. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
September 30, 2001         Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $    84,468   $ 1,088,400   $(5,285,614)  $         -   $ (4,112,746)
Operating expenses            (36,305)            -      (153,346)            -       (189,651)
                          -----------   -----------   -----------   -----------   ------------
Income(loss) before
 mortgage interest
 and depreciation              48,163     1,088,400    (5,438,960)            -     (4,302,397)
                          -----------   -----------   -----------   -----------   ------------
Mortgage interest
 expenses                     (45,069)            -             -             -        (45,069)
Depreciation                  (13,276)            -             -             -        (13,276)
General and administrative
 expenses                           -             -             -      (192,871)      (192,871)
Other income                        -             -             -        37,351         37,351
Income tax benefit                  -             -             -     1,325,208      1,325,208
Minority interest                   -             -             -       202,565        202,565
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (10,182)  $ 1,088,400   $(5,438,960)  $ 1,372,253   $ (2,988,489)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 3,985,348   $ 7,602,447   $12,812,021   $ 3,807,919   $ 28,207,735
                          ===========   ===========   ===========   ===========   ============

                                REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
September 30, 2000         Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income          $    75,167   $ 1,205,632   $ 1,513,859   $         -   $  2,794,658
Operating expenses            (37,081)            -      (279,348)            -       (316,429)
                          -----------   -----------   -----------   -----------   ------------
Income before
 mortgage interest
 and depreciation              38,086     1,205,632     1,234,511             -      2,478,229
                          -----------   -----------   -----------   -----------   ------------
Mortgage interest
 expenses                     (45,382)            -             -             -        (45,382)
Depreciation                  (13,501)            -             -             -        (13,501)
General and administrative
 expenses                           -             -             -      (206,729)      (206,729)
Other income                        -             -             -        51,375         51,375
Income tax expense                  -             -             -      (570,952)      (570,952)
Minority interest                   -             -             -      (286,548)      (286,548)
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (20,797)  $ 1,205,632   $ 1,234,511   $(1,012,854)  $  1,406,492
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,025,850   $ 8,082,964   $33,096,681   $   626,786   $ 45,832,281
                          ===========   ===========   ===========   ===========   ============


6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three months ended September 30, 2001, the Company and Portsmouth made payments to InterGroup of approximately $52,119 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company, Portsmouth, and InterGroup. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and InterGroup, at risk in connection with investment decisions made on behalf of the Company. On June 28, 2001, the Company, Portsmouth and InterGroup entered into an agreement with an investment advisory company for the management of its securities investments.


7.  Subsequent Events
    -----------------

On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate the Company's agreement with the investment advisory company. Effective November 8, 2001, the Company resumed management of its securities portfolio.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions of the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below in the Company's Form 10-KSB for the year ended June 30, 2001, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue are derived from the management of the real property assets of its 68.8% owned subsidiary, Portsmouth, rental income from its multi-family real estate property and income received from investment of its cash and securities assets. Portsmouth serves as both a general and 49.8% limited partner of Justice Investors, which derives most of its income from a lease of its hotel property to Felcor and from a lease of the garage portion of the property to Evon.


Three Months Ended September 30, 2001 Compared to Three Months
Ended September 30, 2000

The Company had net losses of $2,988,489 for the three months ended September 30, 2001 as compared to net income of $1,406,492 for the three months ended September 30, 2000. This was primarily due to the change in net gains(losses) on marketable securities to net losses from net gains, the decrease in net equity income of Justice Investors, and the decrease in dividend and interest income. These were partially offset by decrease in margin interest and trading expenses.

On June 28, 2001, the Company, Portsmouth, and InterGroup entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Portsmouth, and InterGroup as of March 5, 2001. Net gains(losses) on marketable securities changed to net losses of $5,354,762 for the three months ended September 30, 2001 from net gains of $1,281,609 for the three months ended September 30, 2000. This was due to the significant decline in the market value of the Company's investment portfolio during the current quarter. Like many others, the Company's investment portfolio was significantly affected by the impact that the terrorist attacks of September 11, 2001 have had on the national and global economies including securities markets. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001.

For the three months ended September 30, 2001, the Company had net unrealized losses of $5,500,404 and net realized gains of $145,642. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in equity in net income of Justice Investors to $1,088,400 from $1,205,632 was primarily attributable to a 32% decrease in hotel and garage revenue. This was primarily due to the decrease in occupancy of the hotel during the current quarter as a result of a slow down in the economy and the impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel Lessee during the current quarter.

Dividend and interest income decreased to $69,148 from $232,250 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $153,346 from $279,348, which were primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest expense decreased to $75,353 for the three months ended September 30, 2001 from $241,240 for the three months ended September 30, 2000.

Income taxes changed to a tax benefit of $1,325,208 from tax expense of $570,952 due to the net loss produced in the current quarter.

Minority interest changed to minority benefit of $202,565 from minority expense of $286,548 as a result of a net loss generated by the Company's subsidiary, Portsmouth during the current quarter.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's ownership interest in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, the Company's subsidiary also receives monthly management fees as a general partner. The Company also derives revenue from its investment in a multi-family real estate property and the investment of its cash and securities assets.

As a result of increases in the amount of rental income from the hotel lease, and lower interest expenses due to the reduction in notes payable, the general partners of Justice Investors decided to increase the monthly distribution to limited partners effective with the September 1999 distribution. As a result, Portsmouth's monthly distribution increased to $209,160 from $139,440. The increase in monthly distributions can be characterized as special distributions and, at any time, unforeseen circumstances could dictate a change in the amount distributed. The general partners will continue to conduct an annual review and analysis to determine an appropriate monthly distribution for the ensuing year. At that time, the monthly distribution could be increased or decreased. For the three months ended September 30, 2001, the Company received cash distributions of $627,480 from Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, such as reducing the amounts due to securities broker.

On July 27, 2001, the Board of Directors decided to discontinue the Company's stock buy-back program preserving Company's cash assets for other corporate purposes.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, including the tourism and hospitality industry, and also resulted in a significant decline in securities markets. Although the Company has suffered significant decline in revenues as a result of those events, management believes that its capital resources will be adequate to meet its current and future obligations.


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


                                          SANTA FE FINANCIAL CORPORATION
                                                    (Registrant)

Date: November 9, 2001                    by /s/   John V. Winfield
                                             ----------------------------
                                             John V. Winfield, President,
                                             Chairman of the Board and
                                             Chief Executive Officer


Date: November 9, 2001                    by /s/   Michael G. Zybala
                                             ----------------------------
                                             Michael G. Zybala
                                             Vice President and Secretary


Date: November 9, 2001                    by /s/   Randy Du
                                             ----------------------------
                                             Randy Du, Controller
                                            (Principal Accounting Officer)

11