Form 10QSB
period 2001-12-31
SANTA FE FINANCIAL CORP
filed 2002-02-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2001

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of February 8, 2002.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - December 31, 2001 (Unaudited)           3

    Consolidated Statements of Income (Unaudited) -
      Three Months ended December 31, 2001 and
      December 31, 2000                                                  4

    Consolidated Statements of Income (Unaudited) -
      Six Months ended December 31, 2001 and
      December 31, 2000                                                  5

    Consolidated Statements of Cash Flows (Unaudited) -
      Six Months ended December 31, 2001 and
      December 31, 2000                                                  6

    Notes to Consolidated Financial Statements                           7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 11

PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Shareholders.             15

  Item 6. Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                              16

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of December 31,                                             2001
                                                           -----------
ASSETS
  Cash and cash equivalents                               $  3,315,171
  Investment in marketable securities                       20,470,028
  Investment in Justice Investors                            6,457,524
  Rental property                                            3,976,540
  Other investments                                            300,000
  Other assets                                                 328,621
  Deferred income tax assets                                    33,655
                                                           -----------
Total assets                                              $ 34,881,539
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $ 10,935,581
  Obligations for securities sold                            2,266,000
  Mortgage payable                                           2,078,488
  Accounts payable and accrued expenses                        127,878
                                                           -----------
Total liabilities                                           15,407,947
                                                           -----------

Minority interest                                            5,397,118
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          6,035,405
  Treasury stock, at cost, 97,828 shares                      (950,837)
                                                           -----------
Total shareholders' equity                                  14,026,474
                                                           -----------
Total liabilities & shareholders' equity                  $ 34,831,539
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                     Consolidated Statements of Income
                                (Unaudited)

For the three months ended December 31,            2001            2000
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $   297,016     $   960,207
  Net losses on marketable
   securities                                     (283,453)     (1,837,522)
  Dividend and interest income                       9,902         183,657
  Rental income                                     85,895          79,151
  Other income                                      39,216       1,207,666
                                                ----------      ----------
                                                   148,576         593,159
                                                ----------      ----------
Costs and expenses
  Property operating expense                       (29,156)        (39,953)
  Mortgage interest expense                        (44,177)        (46,767)
  Depreciation expense                             (13,582)        (13,478)
  Margin interest, trading and
   management expenses                             (75,164)       (207,184)
  General and administrative                      (226,219)       (213,654)
                                                ----------      ----------
                                                  (388,298)       (521,036)
                                                ----------      ----------
Income(loss) before income taxes
 and minority interest                            (239,722)         72,123

Income tax benefit (expense)                       652,005        (226,000)
                                                ----------      ----------
Income (loss) before minority interest             412,283        (153,877)

Minority interest                                  (61,724)        (65,507)
                                                ----------      ----------
Net income (loss)                              $   350,559     $  (219,384)

Preferred stock dividend                           (12,879)        (12,879)
                                                ----------      ----------
Income(Loss) available to
 common shareholders                           $   337,680     $  (232,263)
                                                ==========      ==========
Basic earning(loss) per share                  $      0.29     $     (0.20)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,308       1,190,253
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                     Consolidated Statements of Income
                                (Unaudited)

For the six months ended December 31,              2001            2000
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $ 1,385,416     $ 2,165,839
  Net losses on marketable
   securities                                   (5,638,215)       (555,913)
  Dividend and interest income                      79,050         415,907
  Rental income                                    170,363         154,318
  Other income                                      76,567       1,259,041
                                                ----------      ----------
                                                (3,926,819)      3,439,192
                                                ----------      ----------
Costs and expenses
  Property operating expense                       (65,461)        (77,034)
  Mortgage interest expense                        (89,246)        (92,149)
  Depreciation expense                             (26,858)        (26,979)
  Margin interest, trading and
   management expenses                            (228,510)       (486,532)
  General and administrative                      (419,090)       (420,382)
                                                ----------      ----------
                                                  (829,165)     (1,103,076)
                                                ----------      ----------
Income (loss) before income taxes
 and minority interest                          (4,755,984)      2,336,116

Income tax benefit(expense)                      1,977,213        (796,952)
                                                ----------      ----------
Income (loss) before minority interest          (2,778,771)      1,539,164

Minority interest                                  140,841        (352,056)
                                                ----------      ----------
Net (loss) income                              $(2,637,930)    $ 1,187,108

Preferred stock dividend                           (25,758)        (25,723)
                                                ----------      ----------
Income(loss) available to common shareholders  $(2,663,688)    $ 1,161,385
                                                ==========      ==========
Basic (loss) earning per share                 $     (2.26)    $      0.98
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,559       1,191,240
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the six months ended December 31,                2001          2000
                                                  ----------    ----------
Cash flows from operating activities:
  Net (loss)income                               $(2,637,930)  $ 1,187,108
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (1,385,416)   (2,165,839)
    Net unrealized losses on marketable
     securities                                    2,798,495     1,226,259
    Minority interest                               (140,841)      352,056
    Amortization of excess of market value
     over carrying value                             (44,352)      (44,352)
    Depreciation expense                              26,858        26,979
    Changes in operating assets and liabilities:
      Restricted cash                                 14,732             -
      Investment in marketable securities          1,143,070   (10,875,554)
      Other assets                                   (62,838)       35,562
      Accounts payable and accrued expenses       (1,007,152)      380,019
      Deferred income tax                         (1,951,052)            -
      Due to securities broker                     8,601,157     6,457,062
      Obligations for securities sold             (4,190,155)      865,417
                                                  ----------    ----------
  Net cash provided by (used in) operating
   activities                                      1,164,576    (2,555,283)
                                                  ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors        2,091,600     3,137,400
  Purchase of Portsmouth stock                             -        (1,950)
                                                  ----------    ----------
  Net cash provided by investing activities        2,091,600     3,135,450
                                                  ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable              (9,605)       (8,893)
  Dividends paid to preferred shareholders           (25,758)      (25,723)
  Dividends paid to minority shareholders            (63,118)      (63,331)
  Purchase of treasury stock                         (10,218)      (29,450)
                                                  ----------    ----------
  Net cash used in financing activities             (108,699)     (127,397)
                                                  ----------    ----------
Net increase in cash and cash
  equivalents                                      3,147,477       452,770

Cash and cash equivalents at beginning of period     167,694        62,617
                                                  ----------    ----------
Cash and cash equivalents at end of period       $ 3,315,171   $   515,387
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

The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                             2001
                                                            ----------
Assets
Total current assets                                       $ 1,551,678
Property, plant and equipment, net of
  accumulated depreciation of $12,096,271                    4,473,859
Loan fees and deferred lease costs,
  net of accumulated amortization of $210,278                  100,134
                                                            ----------
    Total assets                                           $ 6,125,671
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   273,091
Long term debt                                               1,000,000
Partners' capital                                            4,852,580
                                                            ----------
    Total liabilities and partners' capital                $ 6,125,671
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the six months ended December 31,          2001            2000
                                            ----------      ----------
Revenues                                   $ 3,223,184     $ 4,748,123
Costs and expenses                            (441,224)       (399,050)
                                            ----------      ----------
Net income                                 $ 2,781,960     $ 4,349,073
                                            ==========      ==========


3.  Investment in Marketable Securities
    -----------------------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $283,453 for the three months ended December 31, 2001, are net unrealized gains of $2,701,909 and net realized losses of $2,985,362. Included in the net losses on marketable securities of $5,638,215 for the six months ended December 31, 2001, are net unrealized losses of $2,798,495 and net realized losses of $2,839,720.

4.  Rental Property
    ---------------

The Company owns and operates a 27 unit multi-family apartment complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At December 31, 2001, rental property included the following:

  Land                                          $ 1,996,750
  Buildings, improvements, and equipment          2,103,152
  Accumulated depreciation on buildings,
   improvements, and equipment                     (123,362)
                                                 ----------
                                                $ 3,976,540
                                                 ==========


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

Information below represents reporting segments for the three and six months ended December 31, 2001. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


                                REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
December 31, 2001          Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $    85,895   $   297,016   $  (273,551)  $         -   $    109,360
Operating expenses            (29,156)            -       (75,164)            -       (104,320)
                          -----------   -----------   -----------   -----------   ------------
Income(loss) before
 mortgage interest
 and depreciation              56,739       297,016      (348,715)            -          5,040
                          -----------   -----------   -----------   -----------   ------------
Mortgage interest
 expenses                     (44,177)            -             -             -        (44,177)
Depreciation                  (13,582)            -             -             -        (13,582)
General and administrative
 expenses                           -             -             -      (226,219)      (226,219)
Other income                        -             -             -        39,216         39,216
Income tax benefit                  -             -             -       652,005        652,005
Minority interest                   -             -             -       (61,724)       (61,724)
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $    (1,020)  $   297,016   $  (348,715)  $   403,278   $    350,559
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 3,976,540   $ 6,457,524   $20,770,028   $ 3,677,447   $ 34,881,539
                          ===========   ===========   ===========   ===========   ============

                                REAL ESTATE
                          -------------------------
Six months ended             Rental       Justice     Investment
December 31, 2001          Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $   170,363   $ 1,385,416   $(5,559,165)  $         -   $ (4,003,386)
Operating expenses            (65,461)            -      (228,510)            -       (293,971)
                          -----------   -----------   -----------   -----------   ------------
Income(loss) before
 mortgage interest
 and depreciation             104,902     1,385,416    (5,787,675)            -     (4,297,357)
                          -----------   -----------   -----------   -----------   ------------
Mortgage interest
 expenses                     (89,246)            -             -             -        (89,246)
Depreciation                  (26,858)            -             -             -        (26,858)
General and administrative
 expenses                           -             -             -      (419,090)      (419,090)
Other income                        -             -             -        76,567         76,567
Income tax benefit                  -             -             -     1,977,213      1,977,213
Minority interest                   -             -             -       140,841        140,841
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (11,202)  $ 1,385,416   $(5,787,675)  $ 1,775,531   $ (2,637,930)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 3,976,540   $ 6,457,524   $20,770,028   $ 3,677,447   $ 34,881,539
                          ===========   ===========   ===========   ===========   ============

6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and six months ended December 31, 2001, the Company and Portsmouth made payments to InterGroup of approximately $52,119 and $104,224 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

7.  Subsequent Events
    -----------------

On January 31, 2002, the Company purchased a three-unit apartment building located in Los Angeles, California for $760,000. To finance the purchase, the Company obtained a $452,500 mortgage note.



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


Three Months Ended December 31, 2001 Compared to Three Months
Ended December 31, 2000

The Company had net income of $350,559 for the three months ended December 31, 2001 as compared to the net losses of $219,384 for the three months ended December 31, 2000. This was primarily due to the decrease in net losses on marketable securities, the decrease margin interest, trading and management expenses, and the change to income tax benefit from income tax expense.
These were partially offset by the decrease in net equity income of Justice Investors, the decrease in dividend and interest income, and the decrease in other income.

On June 28, 2001, the Company, Portsmouth, and InterGroup entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Portsmouth, and InterGroup as of March 5, 2001. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001. Net losses on marketable securities decreased to $283,453 for the three months ended December 31, 2001 from $1,837,522 for the three months ended December 31, 2000. This was due to the improvement in the market value of the Company's investment portfolio during the current quarter.

For the three months ended December 31, 2001, the Company had net unrealized gains of $2,701,909 and net realized losses of $2,985,362. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in equity in net income of Justice Investors to $297,016 from $960,207 was primarily attributable to a 60% decrease in the total hotel and garage revenue. This was primarily due to the decrease in both occupancy and room rates of the hotel during the current quarter as a result of a slow down in the economy and the impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry.

The decrease in other income to $39,216 from $1,207,666 was primarily due to the receipt of the judgment of attorneys' fees in the amount of $1,188,618 in November 2000.

The provision for income taxes changed to a tax benefit of $652,005 from an expense of $226,000 due to the loss before taxes incurred during the current quarter. The high effective tax rate for the three months ended December 31, 2001 was primarily due to timing of the fluctuation in net loss generated before tax and minority interest between current and prior quarters. The Company had net loss before tax and minority interest of $239,722 for the three months ended December 31, 2001 and $4,516,262 for the three months ended September 30, 2001, which resulted in a catch-up in tax benefit during the current quarter.

Dividend and interest income decreased to $9,902 from $183,657 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $75,164 from $207,184, which were primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest expense decreased to $17,832 for the three months ended December 31, 2001 from $176,749 for the three months ended December 31, 2000.

Six Months Ended December 31, 2001 Compared to Six Months
Ended December 31, 2000

The Company had net losses of $2,637,930 for the six months ended December 31, 2001 as compared to net income of $1,187,108 for the six months ended December 31, 2000. This was primarily due to the increase in net losses on marketable securities, the decrease in net equity income of Justice Investors, the decrease in other income, and the decrease in dividend and interest income. These were partially offset by decrease in margin interest and trading expenses and the change to income tax benefit from expense.

On June 28, 2001, the Company, Portsmouth, and InterGroup entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Portsmouth, and InterGroup as of March 5, 2001. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001. Net losses on marketable securities decreased to $5,638,215 for the six months ended December 31, 2001 from $555,913 for the six months ended December 31, 2000. This was due to the significant decline in the market value of the Company's investment portfolio during the six-month period. Like many others, the Company's investment portfolio was significantly affected by the impact that the terrorist attacks of September 11, 2001 have had on the national and global economies including securities markets.

For the six months ended December 31, 2001, the Company had net unrealized losses of $2,798,495 and net realized losses of $2,839,720. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in equity in net income of Justice Investors to $1,385,416 from $2,165,839 was primarily attributable to a 45% decrease in the total hotel and garage revenue. This was primarily due to the decrease in both occupancy and room rates of the hotel during the current period as a result of a slow down in the economy and the impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel lessee during the current period.

The decrease in other income to $76,567 from $1,259,041 was primarily due to the receipt of payment on a judgment for attorneys' fees in the amount of $1,188,618 in November 2000.

Dividend and interest income decreased to $79,050 from $415,907 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $228,510 from $486,532, which were primarily due to the maintenance of lower average daily margin balances during the current period. Margin interest expense decreased to $93,185 for the six months ended December 31, 2001 from $417,989 for the six months ended December 31, 2000. The decrease was partially offset by payments of approximately $70,000 in investment advisory fees during the current period.

The provision for income taxes changed to a tax benefit of $1,977,213 from an expense of $796,952 due to the loss before taxes incurred during the current period.

Minority interest changed to minority benefit of $140,841 from minority expense of $352,056 as a result of a net loss generated by the Company's subsidiary, Portsmouth during the current period.


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

Currently, the Company's subsidiary, Portsmouth, receives a monthly distribution of $209,160 from Justice Investors as a limited partner. At any time, certain circumstances, such as the slowdown in the economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, could dictate a change in the amount distributed. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. If the hotel is not able to meet budget expectations, monthly distributions could be decreased. For the six months ended December 31, 2001, the Company received cash distributions of $2,091,600 from Justice Investors. That amount reflects a $1,045,800 reduction in the December 2001 special partnership year-end distribution to $836,640, compared to the December, 2000 special distribution of $1,882,440.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statements of income.

On July 27, 2001, the Board of Directors decided to discontinue the Company's stock buy-back program preserving Company's cash assets for other corporate purposes.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, including the tourism and hospitality industry, and also resulted in a significant decline in securities markets. Although the Company has suffered a significant decline in revenues as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations even if partnership distributions are reduced. However, if partnership distributions are reduced, the Company's subsidiary may reconsider its dividend policy.

                     PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on January 31, 2002, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2002. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                        993,923         3,520
   John C. Love                            993,423         4,020
   William J. Nance                        993,423         4,020

Proposal (2) - Accountants:               Votes For      Against    Abstained
                                          ---------      -------    ---------
   PricewaterhouseCoopers LLP              992,915        2,566       1,962



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


                                          SANTA FE FINANCIAL CORPORATION
                                                    (Registrant)

Date: February 8, 2002                    by /s/   John V. Winfield
                                             ----------------------------
                                             John V. Winfield, President,
                                             Chairman of the Board and
                                             Chief Executive Officer


Date: February 8, 2002                    by /s/   Michael G. Zybala
                                             ----------------------------
                                             Michael G. Zybala
                                             Vice President and Secretary


Date: February 8, 2002                    by /s/   Randy Du
                                             ----------------------------
                                             Randy Du, Controller
                                            (Principal Accounting Officer)