Form 10QSB
period 2002-03-31
SANTA FE FINANCIAL CORP
filed 2002-05-15
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2002

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 10, 2002.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - March 31, 2002 (Unaudited)              3

    Consolidated Statements of Income (Unaudited) -
      Three Months ended March 31, 2002 and
      March 31, 2001                                                     4

    Consolidated Statements of Income (Unaudited) -
      Nine Months ended March 31, 2002 and
      March 31, 2001                                                     5

    Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months ended March 31, 2002 and
      March 31, 2001                                                     6

    Notes to Consolidated Financial Statements                           7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 12

PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Shareholders.             18

  Item 6. Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                              19

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of March 31,                                                2002
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    280,531
  Investment in marketable securities                       18,215,733
  Investment in Justice Investors                            6,229,529
  Rental property                                            4,753,756
  Other investments                                            650,000
  Other assets                                                 363,956
  Deferred income tax assets                                   334,918
                                                           -----------
Total assets                                              $ 30,828,423
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  8,234,777
  Obligations for securities sold                              973,420
  Mortgage payable                                           2,535,623
  Accounts payable and accrued expenses                         90,999
                                                           -----------
Total liabilities                                           11,834,819
                                                           -----------

Minority interest                                            5,285,318
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          5,717,217
  Treasury stock, at cost, 97,828 shares                      (950,837)
                                                           -----------
Total shareholders' equity                                  13,708,286
                                                           -----------
Total liabilities & shareholders' equity                  $ 30,828,423
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                     Consolidated Statements of Income
                                (Unaudited)

For the three months ended March 31,               2002            2001
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $   371,462     $   776,847
  Net losses on marketable
   securities                                     (843,622)       (572,202)
  Dividend and interest income                      36,921         182,687
  Rental income                                     89,573          79,636
  Other income                                      61,491          82,059
                                                ----------      ----------
                                                  (284,175)        549,027
                                                ----------      ----------
Costs and expenses
  Property operating expense                       (50,295)        (23,103)
  Mortgage interest expense                        (48,711)        (37,267)
  Depreciation expense                             (15,200)        (13,612)
  Margin interest, trading and
   management expenses                             (80,131)       (343,080)
  General and administrative                      (224,608)       (229,506)
                                                ----------      ----------
                                                  (418,945)       (646,568)
                                                ----------      ----------
Loss before income taxes
 and minority interest                            (703,120)        (97,541)

Income tax benefit(expense)                        293,282         (78,163)
                                                ----------      ----------
Loss before minority interest                     (409,838)       (175,704)

Minority interest                                   54,529         (45,275)
                                                ----------      ----------
Net loss                                       $  (355,309)    $  (220,979)

Preferred stock dividend                           (12,879)        (12,879)
                                                ----------      ----------
Loss available to
 common shareholders                           $  (368,188)    $  (233,858)
                                                ==========      ==========
Basic loss per share                           $     (0.31)    $     (0.20)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,182,513
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                     Consolidated Statements of Income
                                (Unaudited)

For the nine months ended March 31,                2002            2001
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $ 1,756,878     $ 2,942,686
  Net losses on marketable
   securities                                   (6,481,837)     (1,128,115)
  Dividend and interest income                     115,971         598,594
  Rental income                                    259,936         233,954
  Other income                                     138,058       1,341,100
                                                ----------      ----------
                                                (4,210,994)      3,988,219
                                                ----------      ----------
Costs and expenses
  Property operating expense                      (115,756)       (100,137)
  Mortgage interest expense                       (137,957)       (129,416)
  Depreciation expense                             (42,058)        (40,591)
  Margin interest, trading and
   management expenses                            (308,641)       (829,612)
  General and administrative                      (643,698)       (649,888)
                                                ----------      ----------
                                                (1,248,110)     (1,749,644)
                                                ----------      ----------
Income(loss) before income taxes
 and minority interest                          (5,459,104)      2,238,575

Income tax benefit(expense)                      2,270,495        (875,115)
                                                ----------      ----------
Income(loss) before minority interest           (3,188,609)      1,363,460

Minority interest                                  195,370        (397,331)
                                                ----------      ----------
Net (loss)income                               $(2,993,239)    $   966,129

Preferred stock dividend                           (38,637)        (38,602)
                                                ----------      ----------
Income(loss) available to common shareholders  $(3,031,876)    $   924,527
                                                ==========      ==========
Basic (loss)earning per share                  $     (2.57)    $      0.78
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,444       1,188,377
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the nine months ended March 31,                  2002          2001
                                                  ----------    ----------
Cash flows from operating activities:
  Net (loss)income                               $(2,993,239)  $   966,129
  Adjustments to reconcile net (loss)income
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (1,756,878)   (2,942,686)
    Net unrealized losses on marketable
     securities                                    4,834,893     1,606,466
    Minority interest                               (195,370)      397,331
    Amortization of excess of market value
     over carrying value                             (66,528)      (66,528)
    Depreciation expense                              42,058        40,591
    Changes in operating assets and liabilities:
      Restricted cash                                 14,732             -
      Investment in marketable securities          1,010,966     9,890,672
      Other assets                                  (890,589)       88,343
      Accounts payable and accrued expenses       (1,044,031)      400,931
      Deferred income tax                         (2,252,315)            -
      Due to securities broker                     5,900,353    (6,938,521)
      Obligations for securities sold             (5,482,735)   (5,900,965)
                                                  ----------    ----------
  Net cash used in operating activities           (2,878,683)   (2,458,237)
                                                  ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors        2,719,080     3,764,880
  Purchase of Portsmouth stock                             -        (1,950)
                                                  ----------    ----------
  Net cash provided by investing activities        2,719,080     3,762,930
                                                  ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable             (14,970)      (20,156)
  Borrowings from mortgage notes payable             462,500             -
  Dividends paid to preferred shareholders           (38,637)      (38,602)
  Dividends paid to minority shareholders           (126,235)     (126,260)
  Purchase of treasury stock                         (10,218)     (145,085)
                                                  ----------    ----------
  Net cash provided by (used in)
   financing activities                              272,440      (330,103)
                                                  ----------    ----------
Net increase in cash and cash
  equivalents                                        112,837       974,590

Cash and cash equivalents at beginning of period     167,694        62,617
                                                  ----------    ----------
Cash and cash equivalents at end of period       $   280,531   $ 1,037,207
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

The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                2002
                                                            ----------
Assets
Total current assets                                       $   132,115
Property, plant and equipment, net of
  accumulated depreciation of $12,186,462                    4,389,221
Loan fees and deferred lease costs,
  net of accumulated amortization of $218,038                   92,373
                                                            ----------
    Total assets                                           $ 4,613,709
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    11,502
Long term debt                                                 263,720
Partners' capital                                            4,338,487
                                                            ----------
    Total liabilities and partners' capital                $ 4,613,709
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the nine months ended March 31,            2002            2001
                                            ----------      ----------
Revenues                                   $ 4,173,311     $ 6,521,607
Costs and expenses                            (645,443)       (612,600)
                                            ----------      ----------
Net income                                 $ 3,527,868     $ 5,909,007
                                            ==========      ==========


3.  Investment in Marketable Securities
    -----------------------------------

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. The Company may also use exchange traded funds (such as SPYders), options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

The Company's current investment portfolio as of March 31, 2002 is composed of following types of investment securities:

                              Total          Approximate      % of Total
                            Cost Basis       Market Value      Portfolio
                            ----------       ------------      ---------
Fixed income:
  Mortgage securities      $    49,546       $    49,129           0.27%
  Corporate bonds              450,362           404,500           2.22%

Corporate securities:
  Common stocks             14,978,251        16,206,142          88.96%
  Preferred stocks             770,880           750,150           4.12%

REIT's                         916,705           788,312           4.33%

Options                         21,835            17,500           0.10%
                            ----------        ----------         -------

TOTAL SECURITIES ASSETS    $17,187,579       $18,215,733         100.00%
                            ==========        ==========         =======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2002, the Company had obligations for securities sold as follows:

                   Equities short:         $  937,620
                   Option calls short:         35,800
                                            ---------
                        TOTAL:             $  973,420
                                            =========

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $843,622 for the three months ended March 31, 2002, are net unrealized losses of $2,036,398 and net realized gains of $1,192,776. Included in the net losses on marketable securities of $6,481,837 for the nine months ended March 31, 2002, are net unrealized losses of $4,834,893 and net realized losses of $1,646,944.


4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex located in Los Angeles, California. On February 1, 2002, the Company purchased a 3 unit apartment complex located in Los Angeles, California for $785,390. To finance the purchase, the Company obtained a $462,500 mortgage note. That property is currently undergoing renovation and is expected to be ready to rent by May 30, 2002.

Units are leased on a short-term basis with no lease extending beyond one year. At March 31, 2002, rental property included the following:

  Land                                          $ 2,429,950
  Buildings, improvements, and equipment          2,462,367
  Accumulated depreciation on buildings,
   improvements, and equipment                     (138,561)
                                                 ----------
                                                $ 4,753,756
                                                 ==========


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

Information below represents reporting segments for the three and nine months ended March 31, 2002. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


                                REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
March 31, 2002             Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $    89,573   $   371,462   $  (806,701)  $         -   $   (345,666)
Operating expenses            (50,295)            -       (80,131)            -       (130,426)
                          -----------   -----------   -----------   -----------   ------------
Income(loss) before
 mortgage interest
 and depreciation              39,278       371,462      (886,832)            -       (476,092)
                          -----------   -----------   -----------   -----------   ------------
Mortgage interest
 expenses                     (48,711)            -             -             -        (48,711)
Depreciation                  (15,200)            -             -             -        (15,200)
General and administrative
 expenses                           -             -             -      (224,608)      (224,608)
Other income                        -             -             -        61,491         61,491
Income tax benefit                  -             -             -       293,282        293,282
Minority interest                   -             -             -        54,529         54,529
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (24,633)  $   371,462   $  (886,832)  $   184,694   $   (355,309)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,753,756   $ 6,229,529   $18,865,733   $   979,405   $ 30,828,423
                          ===========   ===========   ===========   ===========   ============


                                REAL ESTATE
                          -------------------------
Nine months ended            Rental       Justice     Investment
March 31, 2002             Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $   259,936   $ 1,756,878   $(6,365,866)  $         -   $ (4,349,052)
Operating expenses           (115,756)            -      (308,641)            -       (424,397)
                          -----------   -----------   -----------   -----------   ------------
Income(loss) before
 mortgage interest
 and depreciation             144,180     1,756,878    (6,674,507)            -     (4,773,449)
                          -----------   -----------   -----------   -----------   ------------
Mortgage interest
 expenses                    (137,957)            -             -             -       (137,957)
Depreciation                  (42,058)            -             -             -        (42,058)
General and administrative
 expenses                           -             -             -      (643,698)      (643,698)
Other income                        -             -             -       138,058        138,058
Income tax benefit                  -             -             -     2,270,495      2,270,495
Minority interest                   -             -             -       195,370        195,370
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (35,835)  $ 1,756,878   $(6,674,507)  $ 1,960,225   $ (2,993,239)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,753,756   $ 6,229,529   $18,865,733   $   979,405   $ 30,828,423
                          ===========   ===========   ===========   ===========   ============


6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and nine months ended March 31, 2002, the Company and Portsmouth made payments to InterGroup of approximately $71,431 and $175,656 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions of the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below in the Company's Form 10-KSB for the year ended June 30, 2001, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue are derived from the management of the real property assets of its 68.8% owned subsidiary, Portsmouth, rental income from its multi-family real estate properties and income received from investment of its cash and securities assets. Portsmouth serves as both a general and 49.8% limited partner of Justice Investors, which derives most of its income from a lease of its hotel property to Felcor and from a lease of the garage portion of the property to Evon.


Three Months Ended March 31, 2002 Compared to Three Months
Ended March 31, 2001

Net loss increased to $355,309 for the three months ended March 31, 2002 from $220,979 for the three months ended March 31, 2001. This was primarily due to the decrease in net equity income of Justice Investors, the increase in net losses on marketable securities, and the decrease in dividend and interest income. These were partially offset by the decrease in margin interest, trading and management expenses.

The decrease in equity in net income of Justice Investors to $371,462 from $776,847 was primarily attributable to a 46% decrease in the total hotel and garage revenue. This was primarily due to a decrease in both occupancy and room rates of the hotel during the current quarter as a result of a slow down in the San Francisco area economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco.

Net losses on marketable securities increased to $843,622 from $572,202.
This was due to the decline in the market value of the Company's investment portfolio during the current quarter as the Company continues to reposition and diversify its investment portfolio in a very difficult economic environment. For the three months ended March 31, 2002, the Company had net unrealized losses of $2,036,398 and net realized gains of $1,192,776. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $36,921 from $182,687 as a result of the management investing in less income yielding securities. Margin interest, trading and management expenses decreased to $80,131 from $343,080, which was primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest expense decreased to $27,211 for the three months ended March 31, 2002 from $305,505 for the three months ended March 31, 2001. For a more detailed discussion of the Company's marketable securities please see the section below.

The provision for income taxes changed to a tax benefit of $293,282 from an expense of $78,163 due to the loss before taxes and minority interest incurred during the current quarter.

Minority interest changed to a benefit of $54,529 from an expense of $45,275 as a result of the net loss generated by the Company's subsidiary, Portsmouth, during the current quarter.


Nine Months Ended March 31, 2002 Compared to Nine Months
Ended March 31, 2001

The Company had a net loss of $2,993,239 for the nine months ended March 31, 2002 as compared to a net income of $966,129 for the nine months ended March 31, 2001. This was primarily due to the increase in net losses on marketable securities, the decrease in net equity income of Justice Investors, the decrease in other income, and the decrease in dividend and interest income. These were partially offset by decrease in margin interest, trading and management expenses.

Net losses on marketable securities increased to $6,481,837 for the nine months ended March 31, 2002 from $1,128,115 for the nine months ended March 31, 2001. This was due to the significant decline in the market value of the Company's investment portfolio during the nine-month period, which includes a net loss on marketable securities of $5,354,762 for the quarter ended September 30, 2001. For the nine months ended March 31, 2002, the Company had net unrealized losses of $4,834,893 and net realized losses of $1,646,944. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $115,971 from $598,594 as a result of the management investing in less income yielding securities. Margin interest, trading and management expenses decreased to $308,641 from $829,612, which were primarily due to the maintenance of lower average daily margin balances during the current period. Margin interest expense decreased to $120,396 for the nine months ended March 31, 2002 from $723,494 for the nine months ended March 31, 2001. The decrease was partially offset by the

$82,127 increase in management and trading expense primarily due to payments of approximately $74,000 in investment advisory fees during the first six months of the current period.

As previously discussed, on June 28, 2001, the Company, Portsmouth and InterGroup entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001. During that period of time, the Company's investment portfolio had a significant concentration in computer software, computer technology, internet technology and services, telecommunications, and aircraft industry sectors. The securities in those sectors, especially those traded on The Nasdaq Stock Market, greatly declined in that quarter and were particularly hard hit by the events of September 11, 2001. As a result, the Company had a significant net decline in the market value of its securities portfolio and the Company posted a net loss on marketable securities of $5,354,762 for the quarter ended September 30, 2001.

Since the Company resumed management of its securities portfolio on November 8, 2001, it has sought to reposition and diversify its portfolio by individual securities as well as by industry sectors to mitigate against market risk. For a more detailed discussion of the Company's marketable securities please see the section below.

The decrease in equity in net income of Justice Investors to $1,756,878 from $2,942,686 was primarily attributable to a 45% decrease in the total hotel and garage revenue. This was primarily due to the decrease in both occupancy and room rates of the hotel during the nine months period as a result of a slow down in the San Francisco area economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel lessee during the current period.

The decrease in other income to $138,058 from $1,341,100 was primarily due to the receipt of payment on a judgment for attorneys' fees in the amount of $1,188,618 in November 2000.

The provision for income taxes changed to a tax benefit of $2,270,495 from an expense of $875,115 due to the loss before taxes and minority interest incurred during the current period.

Minority interest changed to minority benefit of $195,370 from minority expense of $397,331 as a result of a net loss generated by the Company's subsidiary, Portsmouth during the current period.

MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies which invest primarily in real estate. The following table sets forth the composition of the Company's investment securities portfolio at the dates indicated:

                                  At March 31, 2002               At June 30, 2001
                                  -----------------               ----------------

                              Total        Approximate        Total       Approximate
                            Cost Basis     Market Value     Cost Basis    Market Value
                            ----------     ------------     ----------    ------------
Fixed income:
  Mortgage securities      $    49,546     $    49,129     $    65,575    $    63,708
  Corporate bonds              450,362         404,500         450,362        408,000

Corporate securities:
  Common stocks             14,978,251      16,206,142      17,927,729     22,943,266
  Preferred stocks             770,880         750,150               -              -

REIT's                         916,705         788,312         382,707        319,894

Mutual Funds                         -               -         148,248        124,875

Options:
  Calls                         21,835          17,500         355,900         52,650
  Puts                               -               -         852,400        499,200
                            ----------      ----------      ----------      ---------
TOTAL SECURITIES ASSETS    $17,187,579     $18,215,733     $20,182,921    $24,411,593
                            ==========      ==========      ==========     ==========

The following table shows the composition of the Company's investment securities portfolio by selected industry groups as of March 31, 2002. At that date, the investment in securities of any particular issuer did not exceed 10% of the market value of the total investment securities portfolio:

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------

   Energy:
     Oil and Gas                       $ 2,854,343               15.67%
     Drilling Oil & Gas                  1,973,008               10.83%
   Telecommunications                    3,736,285               20.51%
   Utilities                             2,216,218               12.17%
   Pharmaceutical & Health Care          1,435,965                7.88%
   Financial Services                    1,412,830                7.76%
   Air Transportation                    1,023,910                5.62%
   Retail/Wholesale                        985,512                5.41%
   Auto Manufacturers and Metal            951,694                5.22%
   Real Estate Investment Trusts           788,312                4.33%
   Broadcast, News & Entertainment         564,421                3.10%
   Computer/Technologies                   167,225                0.92%
   Hotels and Lodging                      106,010                0.58%
                                        ----------              -------
                                       $18,215,733              100.00%
                                        ==========              =======

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with a portfolio manager. The portfolio manager, in consultation with Mr. Winfield, manages the portfolio on a day-to-day basis. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq NMS Market;
(ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities investment Committee may modify these guidelines at any time from time to time.

The Company's investment portfolio is very diversified with more than 83 different equity positions. Only three individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 6.38%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation. The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, though private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments.

The Company may also use exchange traded funds, options and futures to hedge against certain stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2002, the Company had obligations for securities sold as follows:

                   Equities short:         $  937,620
                   Option calls short:         35,800
                                            ---------
                        TOTAL:             $  973,420
                                            =========

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate greatly depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the nine months ended March 31, 2002 and for the last two fiscal years:

                            Nine Months        Fiscal Year       Fiscal Year
                           March 31, 2002     June 30, 2001     June 30, 2000
                           --------------     -------------     -------------
Net gain (loss) on
  marketable securities    $(6,481,837)        $ 1,992,196       $ 2,399,661
Dividend & Interest
  income                       115,971             703,256           819,101
                            ----------          ----------        ----------
                            (6,365,866)          2,695,452         3,218,762

Margin interest               (120,396)           (872,263)         (713,786)
Trading and Management
  expenses                    (188,245)           (279,800)         (259,122)
                            ----------          ----------        ----------
                              (308,641)         (1,152,063)         (972,908)

Investment income (loss)   $(6,674,507)        $ 1,543,389       $ 2,245,854
                            ==========          ==========        ==========

While the Company's investments performed well in the fiscal years ended June 30, 2001 and 2000, the first nine months results for the current fiscal year have been very disappointing. As discussed above, the Company suffered a net loss of $5,354,762 on marketable securities during the first quarter ended September 30, 2001, when the Company's securities portfolio was being managed by an investment advisory company. The losses sustained in that quarter eliminated all of the Company's investment gains for the prior two fiscal years. Since the Company resumed management of its securities portfolio on November 8, 2001, it has sought to reposition and diversify its portfolio by individual securities as well as by industry sectors to mitigate against market risk and improve performance. The Company's use of margin has generally been successful. During fiscal 2001 and 2000, the Company's incurred margin interest expenses of $872,263 and $713,786, respectively, and was able to generate investment income of $1,543,389 and $2,245,854. In fiscal 2002, the Company has utilized margin to a far lesser extent, having incurred $120,396 in margin interest expense for the first nine months of the current year.


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

For the first ten months of the current fiscal year, the Company's subsidiary, Portsmouth, was receiving a monthly distribution of $209,160 from Justice Investors as a limited partner. As a result of the almost 45% decline in partnership revenues due to the slowdown in the San Francisco area economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distribution will be reduced by $41,832 to $167,328. The limited partners have also been advised that it is unlikely that there will be any year-end special distributions in December 2002 if hotel occupancy and room rates do not improve, and further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution.
For the nine months ended March 31, 2002, the Company received cash distributions of $2,719,080 from Justice Investors. That amount reflects a $1,045,800 reduction in the December 2001 special partnership year-end distribution to $836,640, compared to the December 2000 special distribution of $1,882,440.

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

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, including the tourism and hospitality industry, and also resulted in a significant decline in securities markets. Although the Company has suffered a significant decline in revenues as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations despite the reduction in partnership distributions. However, with a reduction in partnership distributions, the Company's subsidiary may reconsider its dividend policy.

CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets for impairment when circumstances indicate that a potential loss in carrying value may have occurred. To the extent that projected future undiscounted cash flows from the operation of the Company's rental properties are less than the carrying value of the property, the carrying value of the property is reduced to its fair value. The Company's other accounting policies are straightforward in their application.


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


                                          SANTA FE FINANCIAL CORPORATION
                                                    (Registrant)

Date: May 10, 2002                        by /s/   John V. Winfield
                                             ----------------------------
                                             John V. Winfield, President,
                                             Chairman of the Board and
                                             Chief Executive Officer


Date: May 10, 2002                        by /s/   Michael G. Zybala
                                             ----------------------------
                                             Michael G. Zybala
                                             Vice President and Secretary


Date: May 10, 2002                        by /s/   Randy Du
                                             ----------------------------
                                             Randy Du, Controller
                                            (Principal Accounting Officer)