Form 10KSB/A
period 2001-06-30
SANTA FE FINANCIAL CORP
filed 2002-05-30
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB/A

                               (Amendment No. 1)

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

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 21, 2001, was 1,178,710.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


DOCUMENTS INCORPORATED BY REFERENCE: None




                            Explanatory Note

   The Registrant hereby amends its previously filed Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 for the purpose of correcting omissions of certain supplemental financial statements of the Justice Investors limited partnership reported under Item 13(c). In its previous filing, Registrant inadvertently did not include the signature line of the independent auditor's report for the year ended December 31, 2000, although it had a manually signed original of that report at the time it filed its Form 10-KSB. Registrant is also including the report of Collier & Markowitz, the prior independent auditors of Justice Investors, for the year ended December 31, 1999. A copy of that report and the audited financial statements of Justice Investors for the years ended December 31, 1999 and 1998, were previously filed with the Commission under Item 13(c) of Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 and its Form 10-KSB for the transition period from January 1, 2000 to June 30, 2000. There have been no other changes in any of those reports or financial statements.

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



/s/ BURR, PILGER & MAYER LLP


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


/s/ COLLIER AND MARKOWITZ

Certified Public Accounts

                               JUSTICE INVESTORS
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                           --------------------------

                                                       1999           1998
                                                    ---------      ---------
                                   ASSETS
                                   ------
Current assets
  Cash                                             $   15,453     $    3,265
  Rents receivable                                  2,198,898      1,688,253
  Prepaid expenses                                      5,221          4,886
                                                    ---------      ---------
       Total current assets                         2,219,572      1,696,404
                                                    ---------      ---------
Fixed assets
  Office equipment (net of accumulated
    depreciation of $4,757 in 1999 and
    $3,846 in 1998)                                       796          1,707
  Building and improvements (net of accumulated
    depreciation of $11,369,228 in 1999 and
    $10,995,627 in 1998)                            4,076,774      4,450,375
  Land                                              1,124,128      1,124,128
                                                    ---------      ---------
      Total fixed assets                            5,201,698      5,576,210
                                                    ---------      ---------
Other assets
  Loan fees (net of accumulated amortization
    of $140,440 in 1999 and $110,875 in 1998)         147,817        177,382
  Deferred lease costs (net of accumulated
    amortization of $7,016 in 1999 and
    $5,908 in 1998)                                    15,140         16,247
                                                    ---------      ---------
      Total other assets                              162,957        193,629
                                                    ---------      ---------
      Total assets                                 $7,584,227     $7,466,243
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

                           JUSTICE INVESTORS
                         (A LIMITED PARTNERSHIP)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL
                  Years Ended December 31, 1999 and 1998
                  --------------------------------------

                                                        1999          1998
                                                     ---------     ---------
Revenues
  Rental income
    Hotel                                           $6,368,921    $5,677,119
    Garage                                           1,379,523     1,337,833
    Other                                                2,400         2,400
                                                     ---------     ---------
      Total rental income                            7,750,844     7,017,352
    Interest income                                      4,893             -
    Miscellaneous income                                35,665        19,392
                                                     ---------     ---------
      Total revenues                                 7,791,402     7,036,744
                                                     ---------     ---------

Expenses
  Interest                                              52,187       175,468
  Depreciation and amortization                        405,184       423,320
  Lease commission                                      63,690        56,771
  Property taxes                                        41,627        41,928
  General and administrative
    Administrative expenses                            150,000       150,000
    Accounting fees                                      8,348         9,999
    Audit and tax preparation                           43,435        25,527
    Business taxes                                      23,223        20,554
    Bank charges                                         8,634         6,935
    Consultants                                          1,050         5,005
    Franchise taxes                                        800           800
    Insurance expense                                   40,374        45,518
    Legal fees                                           4,758         6,178
    Office expense and miscellaneous                       729           713
                                                     ---------     ---------
      Total expenses                                   844,039       968,716
                                                     ---------     ---------

Net income                                           6,947,363     6,068,028
Partners' capital at beginning of
  year                                               4,804,265     3,776,240
Less distributions to partners                      (6,020,010)   (5,040,003)
                                                     ---------     ---------
Partners' capital at end of year                    $5,731,618    $4,804,265
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                               JUSTICE INVESTORS
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOW
                    Years Ended December 31, 1999 and 1998
                    --------------------------------------

               Increase (Decrease) in Cash and Cash Equivalents

                                                        1999          1998
                                                     ---------     ---------
Cash flows from operating activities
  Cash received from tenants                        $7,446,249    $5,588,801
  Interest received                                      4,893             -
  Miscellaneous income received                         35,665             -
  Interest paid                                        (49,448)     (168,915)
  Cash paid for other operating activities            (392,022)     (357,178)
                                                     ---------     ---------
     Net cash provided by operating activities       7,045,337     5,062,708
                                                     ---------     ---------
Cash flows from financing activities
  Distributions to partners                         (6,020,010)   (5,040,003)
  Proceeds from borrowing of long-term debt          3,043,509     3,992,727
  Principal payments of long-term debt              (4,056,648)   (4,012,167)
                                                     ---------     ---------
     Net cash used in financing activities          (7,033,149)   (5,059,443)
                                                     ---------     ---------
Net increase in cash and
  cash equivalents                                      12,188         3,265

Cash and cash equivalents at beginning of year           3,265             -
                                                     ---------     ---------
Cash and cash equivalents at end of year            $   15,453    $    3,265
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

Depreciation
------------
Depreciation on the hotel facilities is computed using the straight-line method over a useful life of 40 years. Building improvements are being depreciated on a straight-line basis over their useful lives ranging from 5 to 39 years. Office equipment is being depreciated using the 150% declining balance method with a useful life of 5 years.

Amortization
------------
Loan fees are amortized using the straight-line method over 10 years. Deferred lease costs are amortized using the straight-line method over 15 years.

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

LONG-TERM DEBT
--------------
At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                          1999         1998
                                                       ---------    ---------
  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provides for interest
  at LIBOR plus 2% per annum to a total capped
  rate of 11.5% up to $4,000,000 due December
  31, 2004                                            $        -   $2,590,000


  Note payable to Wells Fargo Bank collateralized
  by first deed of trust on land, hotel property
  and the Partnership's interest in hotel and
  garage leases.  The note provides for interest
  at prime rate per annum due December 31, 2004        1,591,547       14,686
                                                       ---------    ---------
                                                      $1,591,547   $2,604,686
                                                       =========    =========

Under the terms of the revolving reducing line of credit with Wells Fargo Bank, the above notes are subject to a maximum credit limit as follows:

  December 31, 1998                                 $6,796,678
  December 31, 1999                                  6,506,363
  December 31, 2000                                  6,182,662
  December 31, 2001                                  5,821,736
  December 31, 2002                                  5,419,302
  December 31, 2003                                  4,970,590
  December 31, 2004                                  4,470,275

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

RELATED PARTY TRANSACTIONS
--------------------------
Expenses were incurred for services rendered by related parties as follows:

                                                  1999          1998
                                               ---------     ---------
  General partners                            $  150,000    $  150,000
  Legal services                                   4,758         6,178
                                               ---------     ---------
                                              $  154,758    $  156,178
                                               =========     =========

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





                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SANTA FE FINANCIAL CORPORATION
                                                        (Registrant)

Date: May 29, 2002                            by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: May 29, 2002                            by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary
                                                 and Treasurer


Date: May 29, 2002                            by /s/ Randy Du
                                                 --------------------------
                                                 Randy Du
                                                 Controller
                                                (Principal Accounting Officer)