Form 10KSB
period 2002-06-30
SANTA FE FINANCIAL CORP
filed 2002-09-30
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2002

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

    Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the year ended June 30, 2002 were $2,499,857.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock sold on September 10, 2002 was $5,479,744.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 13, 2002, was 1,178,210.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]




                     DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                4

    Item  3.  Legal Proceedings.                                      7

    Item  4.  Submission of Matters to a Vote of Security Holders.    7

PART II

    Item  5.  Market For Common Equity and Related                    8
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       9
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            15

    Item  8.  Changes in and Disagreements with Accountants on        30
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and            30
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 32

    Item 11.  Security Ownership of Certain Beneficial Owners and     33
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   35

    Item 13.  Exhibits, Financial Statement Schedules, and            36
              Reports on Form 8-K.

SIGNATURES                                                            45

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

Since 1988, the Company's principal source of revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"). Portsmouth has a 49.8% limited partnership interest in the Justice Investors limited partnership ("Justice Investors") and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner; however, the overseeing of operations and all significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. There are approximately 94 limited partners in Justice Investors. Other than its role as a general and limited partner of Justice Investors, Portsmouth has no other operations at this time.

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

The Company owns a controlling 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland Village"), which owns a 27-unit multi-family apartment complex located in Los Angeles, California. The Company also owns owns a 3-unit apartment building located in Los Angeles, California, through its 100% owned subsidiary, 614 Acanto Properties, Inc. ("Acanto").


BUSINESS OF ISSUER

The Company's principal business is to purchase and manage real estate operations. The real estate properties include the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown ("Holiday"). The interest in this property is held by the Justice Investors partnership. The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. Santa Fe and Portsmouth jointly oversee their interest in the operations of the hotel and the parking garage as part of its effort to improve revenues.

The Company's operations also include a controlling interest in a 27-unit multi-family apartment complex and a 3-unit apartment building located in Los Angeles, California. The Company also derives income from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential. For further information on the Company's investments see Item 2 Investment Policies, Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.


COMPETITION

The hotel is part of Holiday Inn's worldwide reservation system. It was designed to Holiday Inn's specifications to serve both business people and tourists and caters to both individuals and tour groups. It also handles conferences and business meetings, having meeting and dining facilities for groups of up to 400 people. The hotel traditionally enjoyed a favorable year-round occupancy rate. In November 2001, an Omni Hotel opened in the Financial District of San Francisco. The Omni is a more upscale facility providing greater amenities to its guests, especially the business traveler. At least one other hotel is scheduled to open within the next year. With the impact that the terrorist attacks of September 11, 2001 had on airline travel, tourism and the general economy, newer and more upscale properties, such as the Omni, have lowered room rates in an effort to capture a greater market share. Management believes that the hotel and garage are now in a very challenging market, with many competitors better positioned to attract the business traveler and tourists. The Company will continue to work with the managing general partner to find ways to improve the physical condition and amenities of the hotel, influence the marketing efforts of the lessee, and to seek other ways for the property to remain competitive.

All of the multi-family apartment buildings owned by the Company are in areas where there is substantial competition. However, management believes that the properties are generally in a competitive position in their respective communities. The Company intends to continue upgrading and improving the physical condition of its existing properties and to consider selling existing properties and re-investing in properties that may require renovation but that offer greater appreciation potential.


EMPLOYEES

As of June 30, 2002, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2. Description of Property.

PROPERTIES

As of June 30, 2002, Santa Fe's investments in real property consisted of a San Francisco hotel and two Los Angeles, California apartment buildings.

San Francisco, California Hotel.

The San Francisco hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story, steel and concrete, A-frame building that contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal rent lease, and three floors are devoted to a reservation desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

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


Los Angeles, California Apartment Buildings

The property owned by the Company's 55.4% subsidiary Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on December 31, 1997 at a cost of $858,600. For the year ended June 30, 2002, real estate property taxes were approximately $44,960. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. As of June 30, 2002, the outstanding mortgage balance was $1,905,942. The mortgage carries an interest rate of 7.73% and matures in October 2029. In addition to the mortgage, as part of the initial purchase of the property, Woodland Village obtained two 5-year interest only loans of $201,928 and $162,563 from the Company and the Company's parent, The InterGroup Corporation ("InterGroup"), respectively. Both notes mature in September 2004. The $201,928 note was eliminated in consolidation.

The second Los Angeles property, Acanto, is a two-story apartment building with 3 units. The property was acquired on February 1, 2002 at an initial cost of $785,390. For the period ended June 30, 2002, real estate property taxes were approximately $4,258. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $460,798 at June 30, 2002 and the maturity date of the mortgage is February 2032. The interest rate is 6.45% for the first 60 months. Beginning February 2005, the interest rate will be adjusted to 2.6% in excess of the rate of the savings, borrowings and advances of the Federal Home Loan Bank of San Francisco to Eleventh District members. The interest rate cannot exceed 11.95% or fall below 6.45%

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. The effective rental rate per rental unit of Woodland Village and Acanto was approximately $13,377
and $20,488, respectively.   As of June 30, 2002, Woodland Village and Acanto
were 93% and 10% occupied, respectively. In the opinion of management the properties are adequately covered by insurance.

INVESTMENT POLICIES

The most significant real estate investment of the Company is the San Francisco hotel through its control of Portsmouth. The Company will continue to explore ways to increase the value of Justice Investors and to improve operations of the hotel. The Company has also invested in multifamily residential properties through its controlling interest in Woodland Village and its 100% owned subsidiary Acanto.

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

The Company also invests from time to time in income producing instruments, corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies which invest primarily in real estate, where financial benefit could inure to its shareholders through income and/or capital gain.

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq NMS Market; (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company's investment portfolio is diversified with 34 different equity positions. Only five individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 14% The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2002, the market value of the Company's marketable securities was $4,726,647.


The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at the lower of cost or estimated fair value on the Company's balance sheet as part of other investments.

The Company may also use exchange traded funds, options and futures to hedge against certain stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2002, the Company had obligations for securities sold (equities short) of $300,720. The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2002, the Company had a margin balance of $92,273 and incurred $276,632 and $872,263 in margin interest during the fiscal years ended June 30, 2002 and June 30, 2001, respectively.

On June 28, 2001, the Company, its parent company, The InterGroup Corporation ("InterGroup") and Portsmouth entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001.

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


Item 3.  Legal Proceedings.

None.


Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock trades on the Small-Cap Market tier of The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol SFEF. The following table sets forth the range of high and low sales prices for Santa Fe's common stock for each full quarterly period for the fiscal years ended June 30, 2002 and June 30, 2001, as reported by Nasdaq.


Fiscal 2002                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $13.50         $11.25
Second Quarter (10/1 to 12/31)         $12.85         $11.65
Third Quarter (1/1 to 3/31)            $14.00         $10.30
Fourth Quarter (4/1 to 6/30)           $12.40         $11.25

Fiscal 2001                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $12.00         $ 8.75
Second Quarter (10/1 to 12/31)         $14.00         $ 9.00
Third Quarter (1/1 to 3/31)            $13.75         $10.75
Fourth Quarter (4/1 to 6/30)           $13.50         $10.10


As of September 13, 2002 the approximate number of holders of record of the Company's Common Stock was 511. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 696 beneficial shareholders of the Company's Common Stock.


DIVIDENDS

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends on its Common Stock in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating activities.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. During the year ended June 30, 2002 and 2001, the Company paid dividends of $51,516 and $51,481, respectively.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Santa Fe has no securities authorized for issuance under equity compensation plans.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership, rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. The partnership derives most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation.


Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

The Company had a net loss of $5,055,325 for the year ended June 30, 2002 as compared to net income of $2,621,641 for the year ended June 30, 2001. This was primarily due to the change to net losses from net gains on marketable securities, the decrease in net equity income of Justice Investors, the decrease in other income, a reserve for losses on other investments and the decrease in dividend and interest income. These were partially offset by a decrease in margin interest, trading and management expenses.

Net gains/losses on marketable securities changed to net losses of $9,925,394 for the fiscal year ended June 30, 2002 from net gains of $1,992,196 for the fiscal year ended June 30, 2001. This was due to the significant decline in the market value of the Company's investment portfolio during the twelve-month period. For the year ended June 30, 2002, the Company had net unrealized losses of $7,352,254 and net realized losses of $2,573,140. In the fourth quarter of 2002, the Company reserved $500,000 for losses in other investments for potential impairment of value based on the operating results of those investments. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $169,975 from $703,256 as a result of the management investing in less income yielding securities. Margin interest, trading and management expenses decreased to $541,487 from $1,152,063, which were primarily due to the maintenance of lower average daily margin balances during the current period. Margin interest expense decreased to $276,632 for the year ended June 30, 2002 from $872,263 for the year ended June 30, 2001.

As previously discussed, on June 28, 2001, the Company, Portsmouth and InterGroup entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001. During that period of time, the Company's investment portfolio had a significant concentration in computer software, computer technology, internet technology and services, telecommunications, and aircraft industry sectors. The securities in those sectors, especially those traded on The Nasdaq Stock Market, greatly declined in that quarter and were particularly hard hit by the events of September 11, 2001. As a result, the Company had a significant net decline in the market value of its securities portfolio.

Since the Company resumed management of its securities portfolio on November 8, 2001, it has sought to reposition and diversify its portfolio by individual securities as well as by industry sectors to mitigate against market risk. Despite those efforts, the Company's securities portfolio suffered additional losses, especially during the fourth quarter of the fiscal year ended June 30, 2002, when securities markets further declined in the wake of corporate and accounting scandals and loss of general investor confidence in the overall
markets.   For a more detailed discussion of the Company's marketable securities please see the section below.

The decrease in equity in net income of Justice Investors to $2,159,887 from $3,927,635 was primarily attributable to a 48% decrease in the total hotel and garage revenue. This was primarily due to the decrease in both occupancy and room rates of the hotel during the twelve months period as a result of a slow down in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel lessee during the current period relating to a rent claim.

The decrease in other income to $138,587 from $1,403,552 was primarily due to the receipt of payment on a judgment for attorneys' fees in the amount of $1,188,618 in November 2000.

General and administrative expenses increased to $949,195 from $837,704 primarily due to increased insurance costs, shared expenses, professional fees and accrued wages.

The provision for income taxes changed to a tax benefit of $3,863,845 from an expense of $2,600,449 due to the loss before taxes and minority interest incurred during the current year.

Minority interest changed to minority benefit of $597,152 from minority expense of $783,158 as a result of a net loss generated by the Company's subsidiary, Portsmouth during the current year.

                                                               Page 10 or 46

MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies, which invest primarily in real estate. The following table sets forth the composition of the Company's investment securities portfolio at the dates indicated:

                                  At June 30, 2002          At June 30, 2001
                              ----------------          ----------------

                                Market Value               Market Value
                                ------------               ------------
Fixed income:
  Mortgage securities           $    47,072                $    63,708
  Corporate bonds                   401,716                    408,000

Corporate securities:
  Common stocks                   3,408,560                 22,943,266
  Preferred stocks                  561,485                          -

REIT's                              304,277                    319,894

Mutual Funds                              -                    124,875

Options:
  Calls                                   -                     52,650
  Puts                                    -                    499,200

Warrants                              3,537                          -
                                 ----------                  ---------
TOTAL SECURITIES ASSETS         $ 4,726,647                $24,411,593
                                 ==========                 ==========


The following table shows the composition of the Company's investment securities portfolio by selected industry groups as of June 30, 2002.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Metal and auto manufacturers          1,899,744               40.19%
   Telecommunication                       653,144               13.82%
   Financial Services                      521,112               11.02%
   Energy                                  509,512               10.78%
   Retail/Wholesale                        365,508                7.73%
   Computer/Technologies                   328,650                6.95%
   Real Estate Investment Trusts           304,277                6.44%
   Utilities                               104,700                2.22%
   Pharmaceutical & Health Care             40,000                0.85%
                                        ----------              -------
                                       $ 4,726,647              100.00%
                                        ==========              =======

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq NMS Market; (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities investment Committee may modify these guidelines at any time from time to time.

The Company's investment portfolio is diversified with 34 different equity positions. Only five individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 14% The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, though private placements. Those investments in non-marketable securities are carried at the lower of cost or estimated fair value on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis.

The Company may also use exchange traded funds, options and futures to hedge against certain stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2002, the Company had obligations for securities sold (equities short) of $300,720. The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2002, the Company had a margin balance of $92,273 and incurred $276,632 and $872,263 in margin interest during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. The Company's use of margin has had mixed results. During fiscal 2001 and 2000, the Company's incurred margin interest expenses of $872,263 and $713,786, respectively, and was able to generate investment income of $1,543,389 and $2,245,854. In fiscal 2002, the Company utilized margin to a far lesser extent, having incurred $276,632 in margin interest expense for the current year and had a loss on investment transactions of $10,296,906.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the fiscal years ended June 30, 2002, 2001, and 2000:


                            Year Ended        Year Ended         Year Ended
                           June 30, 2002     June 30, 2001     June 30, 2000
                           -------------     -------------     -------------
Net gain (loss) on
  marketable securities    $(9,925,394)        $ 1,992,196       $ 2,399,661
Dividend & Interest
  income                       169,975             703,256           819,101
                            ----------          ----------        ----------
                            (9,755,419)          2,695,452         3,218,762
                            ----------          ----------        ----------

Margin interest               (276,632)           (872,263)         (713,786)
Trading and Management
  expenses                    (264,855)           (279,800)         (259,122)
                            ----------          ----------        ----------
                              (541,487)         (1,152,063)         (972,908)
                            ----------          ----------        ----------

Investment income (loss)  $(10,296,906)        $ 1,543,389       $ 2,245,854
                            ==========          ==========        ==========




FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's interest in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, the Company's subsidiary also receives monthly management fees as a general partner. The Company also derives revenue from its investment in multi-family real estate properties and the investment of its cash and securities assets.

For the first ten months of the current fiscal year, the Company's subsidiary, Portsmouth, was receiving a monthly distribution of $209,160 from Justice Investors as a limited partner. As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distribution was reduced by $41,832 to $167,328. The limited partners have also been advised that it is unlikely that there will be any year-end special distributions in December 2002 if hotel occupancy and room rates do not improve, and further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. For the fiscal year ended June 30, 2002, the Company received cash distributions of $3,262,896 from Justice Investors. That amount reflects a $1,045,800 reduction in the December 2001 special partnership year-end distribution to $836,640, compared to the December 2000 special distribution of $1,882,440.

As of June 30, 2002, the Company had repurchased 97,828 shares of its Common Stock for an aggregate consideration of $950,837, pursuant to a buy-back program approved by its Board of Directors. On July 27, 2001, the Board of Directors decided to discontinue that buy-back program preserving Company's cash assets for other corporate purposes.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies, especially on the tourism and hospitality industry, and also resulted in a significant decline in securities markets. Although the Company has suffered a significant decline in revenues as a result of those events, increased competition and the continuing difficult securities markets, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations even with the reduction in partnership distributions. However, with a reduction in partnership distributions, Portsmouth may reconsider its dividend policy.

The Company has no off balance sheet arrangements.

The Company's only contractual obligations and commercial commitments are its mortgages and note payable. The annual principal payments on the mortgages and note payable for the five-year period commencing July 1, 2002 are approximately as follows:

          Year ending June 30,
          --------------------
                   2003                 $   26,489
                   2004                     28,539
                   2005                    193,311
                   2006                     33,127
                   2007                     35,692
                   Thereafter            2,212,146
                                         ---------
                            Total       $2,529,304
                                         =========

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


CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets and other investments for impairment when circumstances indicate that a potential loss in carrying value may have occurred. To the extent that projected future undiscounted cash flows from the operation of the Company's hotel property and rental properties are less than the carrying value of the assets, the carrying value of the assets are reduced to their fair value. For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether the estimated fair value of the asset is less than the carrying value of the asset.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

The Company's other accounting policies are straightforward in their application.




Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                     PAGE

Report of Independent Accountants                                  16

Consolidated Balance Sheet - June 30, 2002                         17

Consolidated Statements of Operations - For
  Year Ended June 30, 2002 and
  Year Ended June 30, 2001                                         18

Consolidated Statements of Shareholders' Equity - For
  Year Ended June 30, 2002 and
  Year Ended June 30, 2001                                         19

Consolidated Statements of Cash Flows - For
  Year Ended June 30, 2002 and
  Year Ended June 30, 2001                                         20

Notes to Consolidated Financial Statements                         21

                   Report of Independent Accountants

To the Board of Directors and
Shareholders of Santa Fe Financial Corporation

In our opinion, based on our audit, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Santa Fe Financial Corporation at June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002, and June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 19, 2002

                       SANTA FE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEET


As of June 30,                                                  2002
                                                            ------------

Assets
  Cash and cash equivalents                                 $  1,544,656
  Investment in marketable securities                          4,726,647
  Investment in Justice Investors                              6,112,335
  Rental properties                                            4,771,419
  Other investments                                              300,000
  Other assets                                                   284,587
  Deferred income tax assets                                   1,928,268
                                                              ----------
    Total assets                                            $ 19,667,912
                                                              ==========


Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $     92,273
  Obligations for securities sold                                300,720
  Accounts payable and accrued expenses                          228,945
  Mortgage notes payable                                       2,529,304
                                                              ----------
    Total liabilities                                          3,151,242
                                                              ----------
  Minority interest                                            4,883,349
                                                              ----------

Shareholders' equity:
  6% Cumulative, convertible, redeemable at
    the option of the holder, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 63,600
    Liquidation preference of $858,600                             6,360
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    1,276,038 shares issued and 1,178,210 outstanding            127,604
  Additional paid-in-capital                                   8,807,942
  Retained earnings                                            3,642,252
  Treasury stock, at cost, 97,828 shares                        (950,837)
                                                              ----------
    Total shareholders' equity                                11,633,321
                                                              ----------

    Total liabilities and shareholders' equity              $ 19,667,912
                                                              ==========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                    Consolidated Statements of Operations


For the year ended June 30,                        2002            2001
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $ 2,159,887     $ 3,927,635
  Rental income                                    339,970         322,726
  Net (losses) gains on marketable
   securities                                   (9,925,394)      1,992,196
  Reserve for losses on other investments         (500,000)              -
  Dividend and interest income                     169,975         703,256
  Other income                                     138,587       1,403,552
                                                ----------      ----------
                                                (7,616,975)      8,349,365
                                                ----------      ----------
Costs and expenses
  Property operating expense                      (160,591)       (121,698)
  Mortgage interest expense                       (189,592)       (178,436)
  Depreciation expense                             (58,482)        (54,216)
  Margin interest, trading and
   management expenses                            (541,487)     (1,152,063)
  General and administrative                      (949,195)       (837,704)
                                                ----------      ----------
                                                (1,899,347)     (2,344,117)
                                                ----------      ----------
(Loss) income before income taxes
 and minority interest                          (9,516,322)      6,005,248

Income tax benefit (expense)                     3,863,845      (2,600,449)
                                                ----------      ----------
(Loss) income before minority interest          (5,652,477)      3,404,799

Minority interest                                  597,152        (783,158)
                                                ----------      ----------
Net (loss) income                              $(5,055,325)    $ 2,621,641

Preferred stock dividend                           (51,516)        (51,481)
                                                ----------      ----------
(Loss) income available to common
  shareholders                                 $(5,106,841)    $ 2,570,160
                                                ==========      ==========
Basic (loss) earnings per share                $     (4.33)    $      2.17
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,386       1,186,094
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                       SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                Preferred Stock     Common Stock
                ---------------   --------------------
                                                         Additional
                                                         paid-in      Retained     Treasury
                Shares   Amount   Shares      Amount     capital      earnings     Stock          Total

                ---------------   --------------------   ----------   ----------   ---------   -----------
Balance at
June 30, 2000   63,600   $6,360   1,276,038   $127,604   $8,807,942   $6,178,933   $(784,734)  $14,336,105


Net income                                                             2,621,641                 2,621,641

Purchase of
treasury stock                                                                      (155,885)     (155,885)

Dividend paid
to preferred
shareholders                                                             (51,481)                  (51,481)

                ---------------   --------------------   ----------   ----------   ---------   -----------
Balance at
June 30, 2001   63,600   $6,360   1,276,038   $127,604   $8,807,942   $8,749,093   $(940,619)  $16,750,380

Net loss                                                              (5,055,325)               (5,055,325)

Purchase of
treasury stock                                                                       (10,218)      (10,218)

Dividend paid
to preferred
shareholders                                                             (51,516)                  (51,516)

                ---------------   --------------------   ----------   ----------   ---------   -----------
Balance at
June 30, 2002   63,600   $6,360   1,276,038   $127,604   $8,807,942   $3,642,252   $(950,837)  $11,633,321
                ===============   ====================   ==========   ==========   =========   ===========


See accompanying notes to consolidated financial statements.


                                                                Page19 of 46

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows


For the year ended June 30,                          2002          2001
                                                  ----------    ----------
Cash flows from operating activities:
  Net (loss) income                              $(5,055,325)  $ 2,621,641
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
    Equity in net income of Justice Investors     (2,159,887)   (3,927,635)
    Net unrealized losses (gains) on
     marketable securities                         7,352,254    (1,117,992)
    Reserve for losses on other investments          500,000             -
    Minority interest                               (597,152)      783,159
    Depreciation expense                              58,482        54,216
    Changes in operating assets and liabilities:
      Restricted cash                                 14,732       (14,732)
      Investment in marketable securities         12,332,693     9,244,445
      Other assets                                   (93,189)          478
      Accounts payable and accrued expenses         (906,085)     (149,544)
      Deferred income tax                         (3,845,665)    1,917,397
      Due to securities broker                    (2,242,151)   (7,974,267)
      Obligations for securities sold             (6,155,435)   (5,370,739)
                                                  ----------    ----------
  Net cash used in operating activities             (796,728)   (3,933,573)
                                                  ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors        3,262,896     4,392,360
  Investment in real estate                         (840,823)            -
  Other investments                                 (500,000)            -
  Purchase of Portsmouth stock                        (1,625)       (1,950)
                                                  ----------    ----------
  Net cash provided by investing activities        1,920,448     4,390,410
                                                  ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable             (21,289)      (18,134)
  Borrowings from mortgage notes payable             462,500             -
  Dividends paid to preferred shareholders           (51,516)      (51,481)
  Dividends paid to minority shareholders           (126,235)     (126,260)
  Purchase of treasury stock                         (10,218)     (155,885)
                                                  ----------    ----------
  Net cash provided by (used in)
   financing activities                              253,242      (351,760)
                                                  ----------    ----------
Net increase in cash and cash
  equivalents                                      1,376,962       105,077

Cash and cash equivalents at beginning of period     167,694        62,617
                                                  ----------    ----------
Cash and cash equivalents at end of period       $ 1,544,656   $   167,694
                                                  ==========    ==========
Supplemental information
  Income taxes paid, net of refunds              $   500,000   $   698,453
                                                  ==========    ==========
  Interest paid                                  $   466,224   $ 1,078,167
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

Santa Fe Financial Corporation's (the "Company") operations have been primarily limited to partnership income from its managing a hotel property through its investment in Justice Investors and income from various investment activities. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 57.2% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. On February 1, 2002, the Company acquired a three-unit apartment building in Los Angeles.

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

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the statement of operations.

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

Rental Properties

Rental properties are stated at cost. Depreciation of rental property is provided on the straight-line method based upon estimated useful lives of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

The Company reviews for the impairment of its rental property assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in 2002 or 2001.

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, marketable securities, other investments, prepaid expenses and other assets, accounts payable and liabilities approximates fair value. The fair value of mortgage notes payable is estimated using discounted cash flows of future payments based on the borrowing rates available to the Company for debt with similar terms and maturities.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of June 30, 2002 and 2001, the conversion price is above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive. Therefore, basic and diluted earnings per share for the year ended June 30, 2002 and 2001 are the same.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

Reclassifications

Certain prior year balances have been reclassified to conform to the current presentation.

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Statement No. 144 ("FAS No. 144") Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of FAS No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("FAS No. 121), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statements on Financial Accounting Standards FAS No. 141 (Business Combination) and FAS No. 142 (Goodwill and Other Intangible Assets). FAS No. 141 among other things, eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of FAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. FAS No. 141 is effective for all business combinations initiated after June 30, 2001. FAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15,

2001. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial statements.


NOTE 2 - INVESTMENT IN JUSTICE INVESTORS

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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2002
                                                            ----------
Assets
Total current assets                                       $   161,181
Property, plant and equipment, net of
  accumulated depreciation of $12,271,100                    4,304,583
Loan fees and deferred lease costs,
  net of accumulated amortization of $225,800                   84,612
                                                            ----------
    Total assets                                           $ 4,550,376
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $     4,202
Long term debt                                                 490,432
Partners' capital                                            4,055,742
                                                            ----------
    Total liabilities and partners' capital                $ 4,550,376
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the twelve months ended June 30,           2002            2001
                                            ----------      ----------
Revenues                                   $ 5,180,311     $ 8,759,508
Costs and expenses                            (843,187)       (872,692)
                                            ----------      ----------
Net income                                 $ 4,337,124     $ 7,886,816
                                            ==========      ==========

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

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


The Company's current investment portfolio as of June 30, 2002 is composed of following types of investment securities:
                                                    % of Total
                                Market Value         Portfolio
                                ------------         ---------
Fixed income:
  Mortgage securities           $    47,072             1.00%
  Corporate bonds                   401,716             8.50%

Corporate securities:
  Common stocks                   3,408,560            72.11%
  Preferred stocks                  561,485            11.88%

REIT's                              304,277             6.44%

Warrants                              3,537             0.07%
                                 ----------           -------

TOTAL SECURITIES ASSETS         $ 4,726,647           100.00%
                                 ==========           =======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2002, the Company had obligations for securities sold (equities short) of $300,720.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $9,925,394 for the year ended June 30, 2002, are net unrealized losses of $7,352,254 and net realized losses of $2,573,140.

NOTE 4 - RENTAL PROPERTIES

The Company owns and operates a 27-unit multi-family apartment complex located in Los Angeles, California. On February 1, 2002, the Company purchased a three-unit apartment building located in Los Angeles, California for $785,390. To finance the purchase, the Company obtained a $462,500 mortgage note.

Units are leased on a short-term basis, with no lease extending beyond one year. At June 30, 2002, rental properties included the following:

  Land                                      $ 2,429,950
  Buildings, improvements and equipment       2,496,455
  Accumulated depreciation on buildings,
    improvements and equipment                 (154,986)
                                              ---------
                                             $4,771,419
                                              =========



NOTE 5 - MORTGAGE NOTES PAYABLE


At June 30, 2002, the balance on mortgage notes payable was $2,529,304. Included in mortgage notes payable balance are two mortgages in the amounts of $1,905,942 and $460,798 and a note payable to InterGroup in the amount of $162,564. The mortgages are collateralized by trust deeds on the respective apartment complexes. The interest rate on the $1,905,942 note is 7.73% for the first 120 months. Principal and interest payments of $13,979 are required monthly until September 23, 2009, at which point, the monthly payments will be recalculated based on a new interest rate of 2.15% in excess of the twelve-month average annual yield of United States Treasury Securities. The new interest rate cannot exceed 11.879%.

In February 1, 2002, the Company obtained a $462,500 mortgage note related to the purchase of the 3-unit apartment building located in Los Angeles, California. That note matures in February 2032. The interest rate is 6.45% for the first 60 months. Beginning February 2005, the interest rate will be adjusted to 2.6% in excess of the rate of savings, borrowings and advances of the Federal Home Loan Bank of San Francisco to Eleventh District Members. The interest rate cannot exceed 11.95% or fall below 6.45%

The $162,564 note payable to InterGroup carries an interest rate of 7.75% per annum with interest only payable at the end of each quarter. All unpaid principal and interest under the note are due on September 29, 2004.

The annual principal payments on the mortgages and note payable for the five-year period commencing July 1, 2002 are approximately as follows:

          Year ending June 30,
          --------------------
                   2003                 $   26,489
                   2004                     28,539
                   2005                    193,311
                   2006                     33,127
                   2007                     35,692
                   Thereafter            2,212,146
                                         ---------
                            Total       $2,529,304
                                         =========

NOTE 6 - INCOME TAXES

The Company and PSI file separate tax returns for both federal and state purposes. The provision for income taxes benefit (expense) consists of the following:

For the year ended June 30,             2002          2001
                                     ----------    ----------
 Federal
   Current                          $    25,290   $(1,428,453)
   Deferred                           3,679,767      (717,196)
                                     ----------    ----------
                                      3,705,057    (2,145,649)
                                     ----------    ----------
 State
   Current                               (7,010)     (330,000)
   Deferred                             165,798      (124,800)
                                     ----------    ----------
                                        158,788      (454,800)
                                     ----------    ----------
                                    $ 3,863,845   $(2,600,449)
                                     ==========    ==========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,             2002          2001
                                     ----------    ----------

  Statutory federal tax rate              34.0%         34.0%
  State income taxes, net of
   federal tax benefit                     6.0%          6.0%
  Other                                    0.6%          3.3%
                                         ------        ------
                                          40.6%         43.3%
                                         ======        ======

The components of the Company's deferred tax assets and (liabilities) as of June 30, 2002 are as follows:

  Deferred tax assets
    Net operating losses carryforwards              $ 1,373,785
    Capital losses carryforwards                        865,924
    Unrealized losses on marketable securities          540,559
                                                     ----------
                                                      2,780,268

  Deferred tax liability
    Deferred gains on real estate sale                 (852,000)
                                                     ----------

  Net deferred tax asset                            $ 1,928,268
                                                     ==========

As of June 30, 2002, the Company had net capital losses available for carryforward for income tax purposes totaling approximately $2,164,810. The carryforward expires in varying amounts through 2006. As of June 30, 2002, the Company also had net operating losses available for carryforward of $1,912,307 for federal income tax and $365,283 for state income tax. The net operating loss carryforward expires in varying amounts through 2021.

NOTE 7 - SEGMENT INFORMATION

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

Information below represents reporting segments for the year ended June 30, 2002 and 2001. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2002               PROPERTIES    INVESTORS    TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------   -----------   -----------   ------------
Operating income (loss)    $   339,970   $ 2,159,887  $(10,255,419)  $         -   $ (7,755,562)
Operating expenses            (160,591)            -      (541,487)            -       (702,078)
                           -----------   -----------   -----------   -----------   ------------
Income(loss) before
  mortgage interest and
  depreciation                 179,379     2,159,887   (10,796,906)            -     (8,457,640)

Mortgage interest expenses    (189,592)            -             -             -       (189,592)
Depreciation                   (58,482)            -             -             -        (58,482)
General and administrative
  expenses                           -             -             -      (949,195)      (949,195)
Other income                         -             -             -       138,587        138,587
Income tax benefit                   -             -             -     3,863,845      3,863,845
Minority interest                    -             -             -       597,152        597,152
                           -----------   -----------   -----------   -----------   ------------
Net income (losses)        $   (68,695)  $ 2,159,887  $(10,796,906)  $ 3,650,389   $ (5,055,325)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 4,771,419   $ 6,112,335  $  5,026,647   $ 3,757,511   $ 19,667,912
                           ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2001               PROPERTIES    INVESTORS    TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------   -----------   -----------   ------------
Operating income           $   322,726   $ 3,927,635   $ 2,695,452   $         -   $  6,945,813
Operating expenses            (121,698)            -    (1,152,063)            -     (1,273,761)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation                 201,028     3,927,635     1,543,389             -      5,672,052

Mortgage interest expenses    (178,436)            -             -             -       (178,436)
Depreciation                   (54,216)            -             -             -        (54,216)
General and administrative
  expenses                           -             -             -      (837,704)      (837,704)
Other income                         -             -             -     1,403,552      1,403,552
Income tax expense                   -             -             -    (2,600,449)    (2,600,449)
Minority interest                    -             -             -      (783,158)      (783,158)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $   (31,624)  $ 3,927,635   $ 1,543,389   $(2,817,759)  $  2,621,641
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 3,989,078   $ 7,113,519   $24,711,593   $   462,529   $ 36,276,719
                           ===========   ===========   ===========   ===========   ============

NOTE 8 - SHAREHOLDERS' EQUITY

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland Village from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. For the years ended June 30, 2002 and 2001, the Company paid preferred stock dividends of $51,516 and $51,481, respectively, to InterGroup.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2002, InterGroup owned approximately 50.7% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 53.2% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 4.2% of the Company's outstanding voting stock as of June 30, 2002. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup has the power to vote approximately 57.2% of the voting shares of the Company.

As of June 30, 2002, the Company's subsidiary, Woodland Village, has a note payable in the amount of $162,563 to InterGroup. The note carries a 7.75% interest rate and matures on September 29, 2004.

The Intergroup Corporation allocates corporate expenses to the Company and its subsidiary based on management's estimate of the pro rata utilization of resources. During the years ended June 30, 2002 and 2001, the Company and Portsmouth made payments to InterGroup of approximately $222,900 and $223,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

For the years ended June 30, 2002 and 2001, the Company paid preferred stock dividends of $51,516 and $51,481, respectively, to Intergroup.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2002:

                                  Present
                                  Position           Director
     Name              Age     With the Company        Since       Term to Expire
--------------------------------------------------------------------------------------
John V. Winfield      55       Chairman, President     1995        2002 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      58       Director (1)(2)         1996        2002 Annual Meeting

John C. Love          62       Director (1)(2)         1998        2002 Annual Meeting

Michael G. Zybala     50       Vice President,
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

---------------------------

(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee



BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1995 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having been appointed as such in April 1996. Mr. Winfield is also the Chairman of the Board, President and Chief Executive Officer of the Company's subsidiary Portsmouth, having held those positions since May of 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of InterGroup, a public company, and has held those positions since 1987. Mr. Winfield is also a director of Healthy Planet Products, Inc., a public company ("HPP"), having first been appointed as a Director in September 1997 and served as its Chairman from August 5, 1998 to August 13, 2002. Mr. Winfield also serves as Chairman of the Board of Etz Lavud, Ltd., a public company.

William J. Nance - Mr. Nance was first elected to the Board in May of 1996. Mr. Nance is also a director of Portsmouth. Mr. Nance is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhol & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing. Mr. Nance is a Director of The InterGroup Corporation, a public company, and has held such position since 1984. Mr. Nance also serves as a Director of HPP, having first been elected on August 5, 1998.

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

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998 and was appointed Treasurer on May 16, 2000. He is also Vice President, Secretary, Treasurer and General Counsel of Portsmouth. Mr. Zybala has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since August 1993. Mr. Zybala is a Director of HPP and serves as the company's Secretary. He was first appointed as a Director of HPP on June 17, 1998 and elected as Secretary on August 5, 1998. Mr. Zybala also serves as Assistant Secretary and counsel of InterGroup and served as its Vice President Operations from January 1999 to July 15, 2002.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2002 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company and its subsidiary for fiscal years ended June 30, 2002, 2001 and 2000.


                            SUMMARY COMPENSATION TABLE

                                Annual Compensation
                    ---------------------------------------------
Name and Principal                                             Other Annual
Position                       Year     Salary       Bonus     Compensation
------------------             ----     ------       -----     -------------

John V. Winfield               2002    $230,000(1)    $ 0        $12,000(2)
Chairman, President and        2001    $240,000(1)    $ 0        $12,000(2)
Chief Executive Officer        2000    $240,000(1)    $ 0        $12,000(2)

Michael G. Zybala              2002    $ 88,125(3)          -          -
Vice President, Secretary,     2001    $ 98,271(3)    $11,250          -
Treasurer and General Counsel  2000    $ 97,466(3)    $15,000          -
-----------------------------

(1) Includes salary received from the Company's subsidiary, Portsmouth, in the amounts of $88,125, $90,000 and $90,000 for the fiscal years 2002, 2001 and 2000 respectively. Does not include total compensation received from Santa Fe's parent corporation, InterGroup, of $339,109, $339,322 and $331,800 for fiscal years ended June 30, 2002, 2001 and 2000, respectively.

(2) Amounts shown reflect regular annual director's fees paid by Santa Fe and Portsmouth, each in the amount of $6,000. During fiscal 2002, 2001 and 2000, the Company and Portsmouth also paid combined annual premiums of $42,500 and $42,500, respectively, for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Approximately $70,500, $87,500 and $84,000 of Mr. Zybala's salary and bonus was allocated to Portsmouth in fiscal years 2002, 2001 and 2000, respectively. Does not include total compensation received from Santa Fe's parent corporation, InterGroup, of $33,375, $35,677 and $34,999 for fiscal years ended June 30, 2002, 2001 and 2000, respectively.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 13, 2002, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          89,858(3)                   7.6%
Allied Mutual Insurance
  Services ("AMI")
Second Floor, 21-26 Garlick Hill
London ECHV 2AU, England

The InterGroup Corporation              660,596(4)                  53.2%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.2%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          709,996(5)                  57.2%
  John V. Winfield as a group
------------------------------

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,210 shares of Common Stock issued and outstanding as of September 13, 2002, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based on their Statement on Schedule 13D (Amendment No. 6) dated June 13, 2001, GPG and its wholly-owned subsidiary AMI claim shared power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, 89,858 shares (post stock split) of Santa Fe's Common Stock owned beneficially and of record by GPG and through AMI. Of that amount, 52,858 shares are beneficially owned by GPG and 37,000 by AMI.

(4) InterGroup is the beneficial owner of 596,996 shares of Common Stock and 63,600 shares of convertible, voting preferred stock, which shares are entitled to vote as if converted to Common Stock.

(5) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 53.8% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

(b) Security Ownership of Management

The following table sets forth, as of September 13, 2002, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        709,996(3)                  57.2%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             709,996                     57.2%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,210 shares of Common Stock issued and outstanding as of September 13, 2002, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 596,996 shares of Common Stock and 63,600 shares of convertible, voting preferred stock. As the President, Chairman of the Board and a 53.8% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 2.9% shareholder of InterGroup as well as a Director thereof. John C. Love is also a Director of InterGroup and a less than 1% shareholder.

Security Ownership of Management in Subsidiary

As of September 13, 2002, Santa Fe was the record and beneficial owner of 505,207 shares of the common stock of its 68.8%-owned subsidiary, Portsmouth Square, Inc. The President and Chairman of the Board of Santa Fe has voting power with respect to common shares of Portsmouth owned by Santa Fe. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


(c) Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions

As of September 13, 2002, Santa Fe owned 68.8% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 57.2% of the voting stock of Santa Fe. All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated between the Company, its subsidiary, Portsmouth, and InterGroup based on management's estimate of the utilization of resources. Effective June 30, 1998, certain accounting and administrative functions of the Company and its subsidiaries, were transferred to the Los Angeles, California offices of InterGroup. During the fiscal years ended June 30, 2002 and 2001, the Company and Portsmouth made payments to InterGroup in the total amount of approximately $222,900 and $223,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

In September 1999, the Company's subsidiary, Woodland Village, obtained a 5-year interest only note in the amount of $162,563 from InterGroup. The note carries a 7.75% interest rate and matures on September 29, 2004.

During fiscal 2002, the Company paid $51,516 preferred stock dividends to Intergroup.

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

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2002 and 2001, the Company paid annual premiums of $25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2002 and 2001, Portsmouth paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield.

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

   21.    Subsidiaries:

          (1) Portsmouth Square, Inc. (68.8%)
              Incorporated on July 6, 1967 in California

          (2) Intergroup Woodland Village, Inc. (55.4%)
              Incorporated on August 5, 1993 in Ohio

          (3) 614 Acanto Properties, Inc. (100%)
              Incorporated on November 7, 2001 in California

   99.1 Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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


(c) Financial Statements and Schedules Required by Regulation S-X
    -------------------------------------------------------------

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                    38

Balance Sheets -- December 31, 2001 and 2000                    39

Statements of Income and Partners' Capital - Years              40
  Ended December 31, 2001 and 2000

Statements of Cash Flows -- Years Ended                         41
  December 31, 2001 and 2000

Notes to Financial Statements -- December 31, 2001 and 2000     42


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                    BPM
                           BURR, PILGER & MAYER LLP
                          ACCOUNTANTS AND CONSULTANTS

                       600 CALIFORNIA STREET, SUITE 1300
                           SAN FRANCISCO, CA 94108
                             TEL (415) 421-5757
                             FAX (415) 288-6288



                        Independent Auditors' Report
                        ----------------------------

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying balance sheets of Justice Investors (a limited partnership) as of December 31, 2001 and 2000, and the related statements of income and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (a limited partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Burr, Pilger & Mayer LLP


San Francisco, California
January 23, 2002

                           JUSTICE INVESTORS
                        (a limited partnership)

                             BALANCE SHEETS

                       December 31, 2001 and 2000
                       --------------------------
                                                        2001           2000
                                                        ----           ----
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents                         $  245,797     $        -
  Rents receivable                                   1,304,012      2,804,594
  Prepaid expenses                                       1,869          5,106
                                                     ---------      ---------
       Total current assets                          1,551,678      2,809,700
                                                     ---------      ---------
Property and equipment:
  Office equipment (net of accumulated
    depreciation of $5,553 in 2001 and 2000)                 -              -
  Building and improvements on operating
    leases (net of accumulated depreciation of
    $12,096,271 in 2001 and $11,740,344
    in 2000)                                         3,349,731      3,705,658
  Land                                               1,124,128      1,124,128
                                                     ---------      ---------
       Total property and equipment                  4,473,859      4,829,786
                                                     ---------      ---------
Other assets:
 Loan fees (net of accumulated amortization
   of $199,570 in 2001 and $170,005 in 2000)            88,687        118,251
 Deferred lease costs (net of accumulated
   amortization of $10,708 in 2001 and
   $9,231 in 2000)                                      11,447         12,924
                                                     ---------      ---------
       Total other assets                              100,134        131,175
                                                     ---------      ---------
                                                    $6,125,671     $7,770,661
                                                     =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Current liabilities:
  Trade accounts payable and accrued expenses       $   48,521     $  104,393
  Rents received in advance                            206,250              -
  Accrued interest                                       2,349         13,391
  Due to partner                                        15,971              -
                                                     ---------      ---------
       Total current liabilities                       273,091        117,784
Long-term debt                                       1,000,000      2,400,000
                                                     ---------      ---------
       Total liabilities                             1,273,091      2,517,784
                                                     ---------      ---------
Commitment - lease commission.
Partners' capital                                    4,852,580      5,252,877
                                                     ---------      ---------
                                                    $6,125,671     $7,770,661
                                                     =========      =========

The accompanying notes are an integral part of these financial statements.

                           JUSTICE INVESTORS
                         (a limited partnership)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                  Years Ended December 31, 2001 and 2000
                  --------------------------------------

                                                       2001           2000
                                                       ----           ----
Rental income:
  Hotel                                            $ 5,206,656   $ 7,684,770
  Garage                                             1,385,425     1,478,668
  Other                                                  2,400         2,400
                                                     ---------     ---------
      Total rental income                            6,594,481     9,165,838
Interest income                                         10,682        27,883
Miscellaneous income                                   629,406             -
                                                     ---------     ---------
      Total revenues                                 7,234,569     9,193,721
                                                     ---------     ---------

Expenses:
  Interest                                              20,268        26,391
  Depreciation and amortization                        386,970       403,693
  Lease commission                                      52,066        76,848
  Property taxes                                        42,493        41,899
  General and administrative:
    Administrative expenses                            197,762       150,000
    Accounting fees                                      2,200         4,886
    Audit and tax preparation                           41,159        45,888
    Business taxes                                           -        27,029
    Bank charges                                         9,985         9,379
    Consultants                                         28,065         9,940
    Franchise taxes                                        800           800
    Insurance expense                                   44,910        40,880
    Legal fees                                          80,614        12,440
    Repairs and maintenance                              5,218             -
    Miscellaneous                                        2,356         2,387
                                                     ---------     ---------
      Total expenses                                   914,866       852,460
                                                     ---------     ---------

      Net income                                     6,319,703     8,341,261

Partners' capital at beginning of
  year                                               5,252,877     5,731,618

Less distributions to partners                      (6,720,000)   (8,820,002)
                                                     ---------     ---------
Partners' capital at end of year                   $ 4,852,580   $ 5,252,877
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                                JUSTICE INVESTORS
                              (a limited partnership)
                              -----------------------

                             Statements of Cash Flows
                  for the years ended December 31, 2001 and 2000
                  ----------------------------------------------



                                                        2001          2000
                                                        ----          ----
Cash flows from operating activities:
  Net income                                        $ 6,319,703   $ 8,341,261
  Adjustments to reconcile net income to
     net cash provided by operating
     activities-depreciation and amortization           386,970       403,693
  Changes in operating assets and liabilities:
   Decrease (increase) in rents receivable            1,500,580      (605,696)
   Decrease in prepaid expenses                           3,237           115
   (Increase) decrease in trade accounts
     payable and accrued expenses                       (55,872)       58,874
   Increase (decrease) in rents received in advance     206,250      (206,250)
   Increase in due partner                               15,971             -
   (Decrease) increase in accrued interest              (11,042)        4,099
                                                      ---------     ---------
      Net cash provided by operating activities       8,365,797     7,996,096
                                                      ---------     ---------

Cash flows from financing activities:
  Distributions to partners                          (6,720,000)   (8,820,002)
  Net (payments) proceeds on long-term debt          (1,400,000)      808,453
                                                      ---------     ---------

      Net cash used in financing activities          (8,120,000)   (8,011,549)
                                                      ---------     ---------

      Net increase (decrease) in cash
        and cash equivalents                            245,797       (15,453)

Cash and cash equivalents at beginning of year                -        15,453
                                                      ---------     ---------

Cash and cash equivalents at end of year            $   245,797   $         -
                                                      =========     =========
Supplemental disclosures of cash flows
   information-cash paid during the year for
  Interest                                          $   31,310    $    22,292
                                                      ========      =========
  Franchise taxes                                   $      800    $       800
                                                      ========      =========


The accompanying notes are in integral part of these financial statements.

                            JUSTICE INVESTORS
                             (a limited partnership)
                              ---------------------

                          Notes to Financial Statements

1.  Organization
    ------------
Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The lease of the hotel provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The parking garage lease provides for payments of certain percentages of parking receipts to November 30, 2010.


2.  Summary of Significant Accounting Policies
    ------------------------------------------

Rents Receivable
----------------
Management believes that all rents receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded as of December 31, 2001.

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

Trade Accounts Payable
----------------------
The Partnership's banking system provides for the daily replenishment of bank accounts from the line of credit as checks are presented. Accordingly, included in trade accounts payable at December 31, 2001 is $59,254, representing the excess of outstanding checks over cash on deposit at the bank upon which the checks were drawn.

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

                               JUSTICE INVESTORS
                             (a limited partnership)
                              ---------------------

                     Notes to Financial Statements, Continued

Summary of Significant Accounting Policies, continued
-----------------------------------------------------

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


3.  Long-Term Debt
    --------------
The Partnership has a revolving reducing line of credit agreement with a bank that is collateralized by the first deed of trust on the hotel land and property and the Partnership's interest in the hotel and garage leases. Balances accrue interest at either prime rate per annum or at LIBOR plus 2% per annum to a capped rate of 9.5% on balances up to $4,000,000. The outstanding balances under the agreement at December 31, 2001 and 2000 were $1,000,000 and $2,400,000, respectively. The balances were accruing interest at LIBOR plus 2% or 4.75% at December 31, 2001. The line of credit matures on December 31, 2004.

Under the terms of the agreement, the line of credit is subject to a declining maximum credit limit as follows:

    2002                                         5,419,302
    2003                                         4,970,590
    2004                                         4,470,275


4.  Minimum Future Rentals
    ----------------------
Minimum future rentals to be received under non-cancelable leases as of December 31, 2001 for each of the next five years and in the aggregate are:

                                  Hotel          Garage        Total
                                  -----          ------        -----
    2002                         2,500,000       261,000      2,761,000
    2003                         2,500,000       261,000      2,761,000
    2004                         2,500,000       261,000      2,761,000
    2005                                 -       261,000        261,000
    2006                                 -       261,000        261,000
    Subsequent to 2006                   -     1,022,250      1,022,250
                                ----------     ---------     ----------
                              $  7,500,000   $ 2,327,250   $  9,827,250
                                ==========     =========     ==========

                             JUSTICE INVESTORS
                             (a limited partnership)
                              ---------------------

                    Notes to Financial Statements, Continued



5.  Commitment - Lease Commission
    -----------------------------

The Partnership is obligated to pay a lease commission of 1 % of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2010.


6.  Related Party Transactions
    --------------------------
Expenses were incurred for services rendered by related parties as follows:


                                                       2001           2000
                                                       ----           ----

         General partners                          $  197,762   $   150,000
         Legal services                                80,384        12,440
                                                    ---------    ----------
                                                   $  278,146   $   162,440
                                                    =========    ==========

The garage lessee, the managing general partner, paid the Partnership $1,385,425 and $1,478,668 during 2001 and 2000, respectively, under the terms of the rental agreement. Rents receivable from the garage lessee at December 31, 2001 and 2000 were $115,356 and $117,510, respectively. Accounts payable to general partners at December 31, 2001 and 2000 were $47,762 and $30,000, respectively.


7.  Concentration of Credit Risk
    ----------------------------

Revenue and Receivables
-----------------------
The Partnership earns rental revenues under two leases. Rents receivable at December 31, 2001 and 2000 consist of the amounts due under the leases as follows:

                                                       2001           2000
                                                       ----           ----

         Hotel receivable                         $  1,188,656   $  2,687,082
         Garage receivable                             115,356        117,510
                                                   -----------    -----------
                                                  $  1,304,012   $  2,804,592
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

                                              SANTA FE FINANCIAL CORPORATION
                                                        (Registrant)

Date: September 27, 2002                      by /s/ John V. Winfield
                                                 ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: September 27, 2002                      by /s/ Michael G. Zybala
                                                 ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary
                                                 and Treasurer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 27, 2002              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: September 27, 2002              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love,
                                      Director


Date: September 27, 2002              /s/ William J. Nance,
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director

                             CERTIFICATIONS


I, John V. Winfield, certify that:

1. I have reviewed this annual report on Form 10-KSB of Santa Fe Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002


/s/ John V. Winfield
------------------------------
John V. Winfield, President
Chief Executive Officer


______________________________________________________________________________



I, Michael G. Zybala, certify that:

1. I have reviewed this annual report on Form 10-KSB of Santa Fe Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002


/s/ Michael G. Zybala
--------------------------------
Michael G. Zybala, Vice President,
Secretary and Treasurer
(Acting as Principal Accounting
and Financial Officer)