Form 10QSB
period 2002-09-30
SANTA FE FINANCIAL CORP
filed 2002-11-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2002

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of November 11, 2002.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - September 30, 2002 (Unaudited)         3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended September 30, 2002 and
      September 30, 2001                                                4

    Consolidated Statements of Cash Flows (Unaudited) -
      Three Months ended September 30, 2002 and
      September 30, 2001                                                5

    Notes to Consolidated Financial Statements                          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                11

  Item 3. Controls and Procedures                                      15


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                             16

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of September 30,                                            2002
                                                           -----------
ASSETS
  Cash and cash equivalents                               $  2,624,088
  Investment in marketable securities                        2,481,518
  Investment in Justice Investors                            6,109,638
  Rental property                                            4,758,642
  Other investments                                            300,000
  Deferred income tax asset                                  2,635,597
  Other assets                                                 254,119
                                                           -----------
Total assets                                              $ 19,163,602
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations for securities sold                              564,133
  Mortgage notes payable                                     2,360,302
  Accounts payable and accrued expenses                        308,739
                                                           -----------
Total liabilities                                            3,233,174
                                                           -----------

Minority interest                                            4,764,938
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          3,174,422
  Treasury stock, at cost, 97,828 shares                      (950,838)
                                                           -----------
Total shareholders' equity                                  11,165,490
                                                           -----------
Total liabilities & shareholders' equity                  $ 19,163,602
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                 (Unaudited)

For the three months ended September 30,           2002            2001
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $   499,287     $ 1,088,400
  Net losses on marketable
   securities                                   (1,163,922)     (5,354,762)
  Dividend and interest income                      69,086          69,148
  Rental income                                     98,598          84,468
  Other income                                      23,032          37,351
                                                ----------      ----------
                                                  (473,919)     (4,075,395)
                                                ----------      ----------
Costs and expenses
  Property operating expense                       (52,031)        (36,305)
  Mortgage interest expense                        (44,182)        (45,069)
  Depreciation expense                             (17,401)        (13,276)
  Margin interest, trading and
   management expenses                             (38,106)       (153,346)
  General and administrative                      (216,309)       (192,871)
                                                ----------      ----------
                                                  (368,029)       (440,867)
                                                ----------      ----------
Loss before income taxes
 and minority interest                            (841,948)     (4,516,262)

Income tax benefit                                 331,687       1,325,208
                                                ----------      ----------
Loss before minority interest                     (510,261)     (3,191,054)

Minority interest                                   55,309         202,565
                                                ----------      ----------
Net loss                                        $ (454,952)    $(2,988,489)

Preferred stock dividend                          (12,879)         (12,879)
                                                ----------      ----------
Loss available to common shareholders           $ (467,831)    $(3,001,368)
                                                ==========      ==========
Basic loss earnings per share                   $     (.40)    $     (2.55)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,810
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the three months ended September 30,             2002          2001
                                                  ----------    ----------
Cash flows from operating activities:
  Net loss                                      $   (454,952)  $(2,988,489)
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Equity in net income of Justice Investors       (499,287)   (1,088,400)
    Net unrealized (gains) losses on marketable
     securities                                     (352,486)    5,500,404
    Minority interest                                (55,309)     (202,565)
    Depreciation expense                              17,401        13,276
    Changes in operating assets and liabilities:
      Restricted cash                                      -        14,732
      Investment in marketable securities          2,597,615     6,399,167
      Other assets                                    25,844      (494,970)
      Deferred tax asset                            (707,329)   (1,065,397)
      Accounts payable and accrued expenses           79,794      (208,203)
      Due to securities broker                       (92,273)   (2,334,424)
      Obligations for securities sold                263,413    (1,188,496)
                                                  ----------    ----------
  Net cash provided by operating activities          822,431     2,356,635
                                                  ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors          501,984       627,480
                                                  ----------    ----------
  Net cash provided by investing activities          501,984       627,480
                                                  ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable              (6,438)       (4,756)
  Dividends accrued (paid) to
    preferred shareholders                           (12,879)      (12,879)
  Dividends paid to minority shareholders            (63,102)      (63,118)
  Notes Receivable                                  (162,564)            -
  Purchase of treasury stock                               -        (6,488)
                                                  ----------    ----------
Net cash used in financing activities               (244,983)      (87,241)
                                                  ----------    ----------
Net increase in cash and cash
  equivalents                                      1,079,432     2,896,874

Cash and cash equivalents at beginning of period   1,544,656       167,694
                                                  ----------    ----------
Cash and cash equivalents at end of period       $ 2,624,088   $ 3,064,568
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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2002.

Certain reclassifications have been made to the financial statements as of September 30, 2002 and for the three months then ended to conform to the financial statements as of and for the three months ended September 30, 2001 presentation.

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2002
                                                            ----------
Assets
Total current assets                                       $   310,006
Property, plant and equipment, net of
  accumulated depreciation of $12,355,738                    4,423,588
Loan fees and deferred lease costs,
  net of accumulated amortization of $233,560                   76,852
                                                            ----------
    Total assets                                           $ 4,810,446
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   760,181
Partners' capital                                            4,050,265
                                                            ----------
    Total liabilities and partners' capital                $ 4,810,446
                                                            ==========

                            JUSTICE INVESTORS
                    CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2002            2001
                                            ----------      ----------
Revenues                                    $1,191,473     $ 2,384,501
Costs and expenses                            (188,888)       (198,959)
                                            ----------      ----------
Net income                                  $1,002,585     $ 2,185,542
                                            ==========      ==========


3.  Investment in Marketable Securities
    -----------------------------------
The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. The Company may also use exchange traded funds, options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

The Company's current investment portfolio as of September 30, 2002 is composed of following types of investment securities:

                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
Fixed income:
  Corporate bonds                          $   241,996             9.7%
Corporate securities:
  Common stocks                              1,569,884            63.3%
  Preferred stocks                             610,900            24.6%
REIT's                                          57,204             2.3%
Options                                          1,534             0.1%
                                            ----------           -------
TOTAL SECURITIES ASSETS                    $ 2,481,518           100.0%
                                            ==========           ======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2002, the Company had obligations for securities sold of $564,133.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $1,163,922 for the three months ended September 30, 2002 are net unrealized gains of $352,486 and net realized losses of $1,516,408. Included in the net losses on marketable securities of $5,354,762 for the three months ended September 30, 2001 are net unrealized losses of $5,500,404 and net realized gains of $145,642.



4.  Rental Property
    ---------------

The Company owns and operates a 27 unit multi-family apartment complex and a 3 unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At September 30, 2002, rental property included the following:

  Land                                          $ 2,429,950
  Buildings, improvements, and equipment          2,501,080
  Accumulated depreciation on buildings,
   improvements, and equipment                     (172,388)
                                                 ----------
                                                $ 4,758,642
                                                 ==========

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

Information below represents reporting segments for the three months ended September 30, 2002 and the three months ended September 30, 2001. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses)and dividend and interest income.

                                REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
September 30, 2002         Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $    98,598   $   499,287   $(1,094,836)  $         -   $   (496,951)
Operating expenses            (52,031)            -       (38,106)            -        (90,137)
                          -----------   -----------   -----------   -----------   ------------
                               46,567       499,287    (1,132,942)            -       (587,088)

Mortgage interest
 expenses                     (44,182)            -             -             -        (44,182)
Depreciation                  (17,401)            -             -             -        (17,401)
General and administrative
 expenses                           -             -             -      (216,309)      (216,309)
Other income                        -             -             -        23,032         23,032
Income tax benefit                  -             -             -       331,687        331,687
Minority interest                   -             -             -        55,309         55,309
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (15,016)  $   499,287   $(1,132,942)  $   193,719    $  (454,952)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,758,642   $ 6,109,638   $ 2,781,518   $ 5,513,804   $ 19,163,602
                          ===========   ===========   ===========   ===========   ============

                                REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
September 30, 2001         Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $    84,468   $ 1,088,400   $(5,285,614)  $         -   $ (4,112,746)
Operating expenses            (36,305)            -      (153,346)            -       (189,651)
                          -----------   -----------   -----------   -----------   ------------
                               48,163     1,088,400    (5,438,960)            -     (4,302,397)

Mortgage interest
 expenses                     (45,069)            -             -             -        (45,069)
Depreciation                  (13,276)            -             -             -        (13,276)
General and administrative
 expenses                           -             -             -      (192,871)      (192,871)
Other income                        -             -             -        37,351         37,351
Income tax benefit                  -             -             -     1,325,208      1,325,208
Minority interest                   -             -             -       202,565        202,565
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (10,182)  $ 1,088,400   $(5,438,960)  $ 1,372,253   $ (2,988,489)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 3,985,348   $ 7,602,447   $12,812,021   $ 3,807,919   $ 28,207,735
                          ===========   ===========   ===========   ===========   ============


6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three months ended September 30, 2002 and 2001, the Company and Portsmouth made payments to InterGroup of approximately $43,328 and $52,119, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions an increased competition in the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below in the Company's Form 10-KSB for the year ended June 30, 2002, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended September 30, 2002 Compared to Three Months
Ended September 30, 2001

The Company had net losses of $454,952 for the three months ended September 30, 2002 as compared to net losses of $2,988,489 for the three months ended September 30, 2001. This was primarily due to the decrease in net losses on marketable securities and a decrease in margin and trading expenses. These were partially offset by the decrease in net equity income of Justice Investors and the decrease in income tax benefit.

Net losses on marketable securities decreased to net losses of $1,163,922 for the three months ended September 30, 2002 from net losses of $5,354,762 for the three months ended September 30, 2001. For the three months ended September 30, 2002, the Company had net unrealized gains of $352,486 and net realized losses of $1,516,408. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities and performance please see the section below.

The decrease in equity in net income of Justice Investors to $499,287 from $1,088,400 is attributable to a $600,000 arbitration settlement payment from the hotel lessee in the first quarter of fiscal 2001, of which approximately $300,000 impacted net income of Justice Investors. In addition, the terrorist attacks of September 11, 2001 had a dramatic impact on tourism and the hospitality industry. Those events, coupled with the weak economy and increased competition in the hotel industry in San Francisco, have resulted in a decline in hotel revenues. Average daily room rates declined 29% to $94 from $133 in the prior year's quarter, while average occupancy increased 5% to 81% from 77% in the prior year's quarter. The small increase in occupancy rate compared to the prior year period was attributable to a significant decline in occupancy from September 11, 2001 to the end of that quarter.

Margin interest, trading and management expenses decreased to $38,106 from $153,346, which was primarily due to lower management expenses and the maintenance of lower average daily margin balances during the current quarter. Trading and management expenses deceased as a result of the termination of the third party management agreement in November 2001. Margin interest expense decreased to $21,947 for the three months ended September 30, 2002 from $75,353 for the three months ended September 30, 2002.

Income taxes benefit decreased to $331,687 from tax benefit of $1,325,208 due to the decreased net loss produced in the current quarter.

Minority benefit decreased to $55,309 from $202,565 as a result of a decline in net losses generated by the Company's subsidiary, Portsmouth during the current quarter.


MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies, which invest primarily in real estate. The following table sets forth the composition of the Company's investment securities portfolio as of September 30, 2002:


                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
Fixed income:
  Corporate bonds                          $   241,996             9.7%

Corporate securities:
  Common stocks                              1,569,884            63.3%
  Preferred stocks                             610,900            24.6%

REIT's                                          57,204             2.3%

Options                                          1,534             0.1%
                                            ----------           ------

TOTAL SECURITIES ASSETS                    $ 2,481,518           100.0%
                                            ==========           ======

The following table shows the composition of the Company's investment securities portfolio by selected industry groups as of September 30, 2002.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Metal and auto manufacturers            520,007               21.0%
   Telecommunication                       917,500               36.9%
   Financial Services                       44,281                1.8%
   Energy                                  149,412                6.0%
   Retail/Wholesale                        111,694                4.5%
   Computer/Technologies                    67,698                2.7%
   Real Estate Investment Trusts            57,204                2.3%
   Electric and Other Services             609,747               24.6%
   Pharmaceutical & Health Care              3,975                0.2%
                                        ----------              ------
                                       $ 2,481,518              100.0%
                                        ==========              ======

The Company's investment portfolio is diversified with 29 different equity positions. Only six individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 25%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the quarters ended September 30, 2002 and 2001.

                                Quarter Ended          Quarter Ended
                                September 30,          September 30,
                                    2002                   2001
                                -------------          -------------
Net gain (loss) on
  marketable securities         $ (1,163,922)          $ (5,354,762)
Dividend & interest
  income                              69,086                 69,148
                                  ----------             ----------
                                  (1,094,836)            (5,285,514)
                                  ----------             ----------
Margin interest                      (21,947)               (75,353)
Trading and Management
  expenses                           (16,159)               (77,993)
                                  ----------             ----------
                                     (38,106)              (153,346)
                                  ----------             ----------
Investment income (loss)         $(1,132,942)           $(5,438,860)
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

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC of approximately 4,000 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing on May 1, 2003 or as soon as all of the improvements are completed, with a five year option to extend the term. The lease provides for minimum monthly rent of $6,767, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Justice will be responsible for up to $700,000 in leasehold improvements, which will be paid using the partnership's line of credit. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests.

The hotel industry in San Francisco was particularly hard hit by the impact that the terrorist attacks had on tourism and the hospitality industry in general. The impact of those attacks coupled with the slow down in the economy and increased competition have made for a very challenging environment. Because of that, the economic recovery in the Bay Area has lagged behind that of many other cities. Although the Company has suffered a significant decline in revenues as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.

The Company has no off balance sheet arrangements. The Company also does not have any material contractual obligations or commercial commitments.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that the hotel lessee is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets and other investments for impairment when circumstances indicate that a potential loss in carrying value may have occurred. For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the carrying value of the asset is reduced to its fair value. For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether the estimated fair value of the asset is less than the carrying value of the asset.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. The Company's other accounting policies are straightforward in their application.


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and the Treasurer (serving as Chief Financial Officer), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Valuation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

                      PART II.    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 99.1 - Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: November 13, 2002                    by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 13, 2002                    by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President, Treasurer
                                              and Secretary


Date: November 13, 2002                    by /s/ Arnold Acebes
                                              --------------------------
                                              Arnold Acebes
                                              Controller
                                             (Principal Accounting Officer)


                                  CERTIFICATIONS

I, John V. Winfield, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Santa Fe Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors and material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                        /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer
___________________________________________________________________________

I, Michael G. Zybala, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Santa Fe Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors and material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                        /s/ Michael G. Zybala
                                                   ----------------------
                                                    Michael G. Zybala
                                                    Vice President, Secretary
                                                    and Treasurer (serving as
                                                    Chief Financial Officer)