Form 10QSB
period 2002-12-31
SANTA FE FINANCIAL CORP
filed 2003-02-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2002

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of February 13, 2003.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - December 31, 2002 (Unaudited)         3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended December 31, 2002 and
      December 31, 2001                                                4

    Consolidated Statements of Operations (Unaudited) -
      Six Months ended December 31, 2002 and
      December 31, 2001                                                5

    Consolidated Statements of Cash Flows (Unaudited) -
      Six Months ended December 31, 2002 and
      December 31, 2001                                                6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                13

  Item 3. Controls and Procedures                                      19


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                             20

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of December 31,                                            2002
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    698,924
  Investment in marketable securities                        8,985,656
  Investment in Justice Investors                            5,979,098
  Rental property                                            4,756,309
  Other investments                                            300,000
  Deferred income tax asset                                  2,075,473
  Other assets                                                 505,492
                                                           -----------
Total assets                                              $ 23,300,952
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  3,200,224
  Obligations for securities sold                            1,140,343
  Mortgage notes payable                                     2,353,743
  Accounts payable and accrued expenses                        308,123
                                                           -----------
Total liabilities                                            7,002,433
                                                           -----------

Minority interest                                            4,851,190
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          3,456,261
  Treasury stock, at cost, 97,828 shares                      (950,838)
                                                           -----------
Total shareholders' equity                                  11,447,329
                                                           -----------
Total liabilities & shareholders' equity                  $ 23,300,952
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                  (Unaudited)

For the three months ended December 31,            2002            2001
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $   371,444     $   297,019
  Net gains (losses) on marketable
   securities                                      551,413        (283,453)
  Dividend and interest income                      35,415           9,902
  Rental income                                    108,828          85,895
  Other income                                      14,523          39,216
                                                ----------      ----------
                                                 1,081,623         148,576
                                                ----------      ----------
Costs and expenses
  Property operating expense                       (51,465)        (29,156)
  Mortgage interest expense                        (58,213)        (44,177)
  Depreciation expense                             (17,961)        (13,582)
  Margin interest, trading and
   management expenses                             (63,540)        (75,164)
  General and administrative                      (240,391)       (226,219)
                                                ----------      ----------
                                                  (431,570)       (388,298)
                                                ----------      ----------
Income(loss) before income taxes
 and minority interest                             650,053        (239,722)

Income tax (expense) benefit                      (269,081)        652,005
                                                ----------      ----------
Income before minority interest                    380,972         412,283

Minority interest                                  (86,253)        (61,724)
                                                ----------      ----------
Net Income                                      $  294,719    $    350,559

Preferred stock dividend                           (12,879)        (12,879)
                                                ----------      ----------
Income available to common shareholders         $  281,840    $    337,680
                                                ==========      ==========
Basic earnings per share                        $     0.24    $       0.29
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,308
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                     Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                  (Unaudited)

For the six months ended December 31,              2002            2001
                                                ----------      ----------
Revenues
  Equity in net income of Justice
   Investors                                   $   870,731     $ 1,385,416
  Net losses on marketable securities             (612,509)     (5,638,215)
  Dividend and interest income                     104,501          79,050
  Rental income                                    207,426         170,363
  Other income                                      37,555          76,567
                                                ----------      ----------
                                                   607,704      (3,926,819)
                                                ----------      ----------
Costs and expenses
  Property operating expense                      (103,496)        (65,461)
  Mortgage interest expense                       (102,395)        (89,246)
  Depreciation expense                             (35,362)        (26,858)
  Margin interest, trading and
   management expenses                            (101,646)       (228,510)
  General and administrative                      (456,700)       (419,090)
                                                ----------      ----------
                                                  (799,599)       (829,165)
                                                ----------      ----------
Loss before income taxes and
  minority interest                               (191,895)     (4,755,984)

Income tax benefit                                  62,606       1,977,213
                                                ----------      ----------
Loss before minority interest                     (129,289)     (2,778,771)

Minority interest                                  (30,944)        140,841
                                                ----------      ----------
Net loss                                        $ (160,233)   $ (2,637,930)

Preferred stock dividend                           (25,758)        (25,758)
                                                ----------      ----------
Loss available to common shareholders           $ (185,991)   $ (2,663,688)
                                                ==========      ==========
Basic loss per share                            $    (0.16)   $      (2.26)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,559
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the six months ended December 31,                 2002          2001
                                                  ----------    ----------
Cash flows from operating activities:
  Net loss                                      $   (160,233)  $(2,637,930)
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Equity in net income of Justice Investors       (870,731)   (1,385,416)
    Net unrealized (gains)losses on marketable
     securities                                   (1,448,243)    2,798,495
    Minority interest                                 30,944      (140,841)
    Depreciation expense                              35,362        26,858
    Changes in operating assets and liabilities:
      Restricted cash                                      -        14,732
      Investment in marketable securities         (2,810,766)    1,143,070
      Other assets                                  (241,157)     (107,190)
      Deferred tax asset                            (147,205)   (1,951,052)
      Accounts payable and accrued expenses           79,177    (1,007,152)
      Due to securities broker                     3,107,951     8,601,157
      Obligations for securities sold                839,623    (4,190,155)
                                                  ----------    ----------
  Net cash (used)provided by operating
   activities                                     (1,585,278)    1,164,576
                                                  ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors        1,003,968     2,091,600
                                                  ----------    ----------
  Net cash provided by investing activities        1,003,968     2,091,600
                                                  ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable             (12,997)       (9,605)
  Dividends paid to preferred shareholders           (25,758)      (25,758)
  Dividends paid to minority shareholders            (63,103)      (63,118)
  Notes Receivable                                  (162,564)            -
  Purchase of treasury stock                               -       (10,218)
                                                  ----------    ----------
Net cash used in financing activities               (264,422)     (108,699)
                                                  ----------    ----------
Net (decrease) increase in cash and cash
  equivalents                                       (845,732)    3,147,477

Cash and cash equivalents at beginning of period   1,544,656       167,694
                                                  ----------    ----------
Cash and cash equivalents at end of period       $   698,924   $ 3,315,171
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

Certain reclassifications have been made to the financial statements as of December 31, 2002 and for the three and six months then ended to conform to the financial statements as of and for the three and six months ended December 31, 2001 presentation.

The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                            2002
                                                            ----------
Assets
Total current assets                                       $   248,240
Property, plant and equipment, net of
  accumulated depreciation of $12,440,376                    4,616,710
Loan fees and deferred lease costs,
  net of accumulated amortization of $241,320                   69,092
                                                            ----------
    Total assets                                           $ 4,934,042
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 1,145,841
Partners' capital                                            3,788,201
                                                            ----------
    Total liabilities and partners' capital                $ 4,934,042
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended December 31,        2002            2001
                                            ----------      ----------
Revenues                                   $   901,594     $   838,683
Costs and expenses                            (155,722)       (242,265)
                                            ----------      ----------
Net income                                 $   745,872     $   596,418
                                            ==========      ==========


For the six months ended December 31,          2002            2001
                                            ----------      ----------
Revenues                                   $ 2,093,067     $ 3,223,184
Costs and expenses                            (344,610)       (441,224)
                                            ----------      ----------
Net income                                 $ 1,748,457     $ 2,781,960
                                            ==========      ==========

3.  Investment in Marketable Securities
    -----------------------------------
The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. The Company may also use exchange traded funds, options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

The Company's marketable securities investment portfolio as of December 31, 2002 is composed of following types of securities:

                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
Fixed income:
  Corporate bonds                          $   196,000             2.2%

Corporate securities:
  Common stocks                              7,701,856            85.7%
  Preferred stocks                           1,087,800            12.1%
                                            ----------           ------

Total marketable securities                $ 8,985,656           100.0%
                                             =========           ======

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2002, the Company had obligations for securities sold (equities short) of $1,140,343.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $551,413 for the three months ended December 31, 2002 are net unrealized gains of $1,095,757 and net realized losses of $544,344. Included in the net losses on marketable securities of $283,453 for the three months ended December 31, 2001, are net unrealized gains $2,701,909 and net realized losses of $2,985,362.

Included in the net losses on marketable securities of $612,509 for the six months ended December 31, 2002 are net unrealized gains of $1,448,243 and net realized losses of $2,060,752. Included in the net losses on marketable securities of $5,638,215 for the six months ended December 31, 2001 are net unrealized losses of $2,798,495 and net realized losses of $2,839,720.

4.  Rental Property
    ---------------

The Company owns and operates a 27 unit multi-family apartment complex and a 3 unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At December 31, 2002, rental property included the following:

  Land                                          $ 2,429,950
  Buildings, improvements, and equipment          2,516,709
  Accumulated depreciation on buildings,
   improvements, and equipment                     (190,350)
                                                 ----------
                                                $ 4,756,309
                                                 ==========

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

Information below represents reporting segments for the three and six months ended December 31, 2002 and for the three and six months ended December 31, 2001. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                REAL ESTATE
                          -------------------------
Three months ended          Rental       Justice      Investment
December 31, 2002         Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   108,828   $   371,444       586,828   $         -   $  1,067,100
Operating expenses            (51,465)            -       (63,540)            -       (115,005)
                          -----------   -----------   -----------   -----------   ------------
                               57,363       371,444       523,288            -         952,095

Mortgage interest
 expenses                     (58,213)            -             -             -        (58,213)
Depreciation                  (17,961)            -             -             -        (17,961)
General and administrative
 expenses                           -             -             -      (240,391)      (240,391)
Other income                        -             -             -        14,523         14,523
Income tax benefit                  -             -             -      (269,081)      (269,081)
Minority interest                   -             -             -       (86,253)       (86,253)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (18,811)  $   371,444   $   523,288   $  (581,202)    $  294,719
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,756,309   $ 5,979,098   $ 9,285,656   $ 3,279,889   $ 23,300,952
                          ===========   ===========   ===========   ===========   ============

                                   REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
December 31, 2001          Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $    85,895   $   297,016   $  (273,551)  $         -   $    109,360
Operating expenses            (29,156)            -       (75,164)            -       (104,320)
                          -----------   -----------   -----------   -----------   ------------
                               56,739       297,016      (348,715)            -          5,040
Mortgage interest
 expenses                     (44,177)            -             -             -        (44,177)
Depreciation                  (13,582)            -             -             -        (13,582)
General and administrative
 expenses                           -             -             -      (226,219)      (226,219)
Other income                        -             -             -        39,216         39,216
Income tax benefit                  -             -             -       652,005        652,005
Minority interest                   -             -             -       (61,724)       (61,724)
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $    (1,020)  $   297,016   $  (348,715)  $   403,278   $    350,559
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 3,976,540   $ 6,457,524   $20,770,028   $ 3,677,447   $ 34,881,539
                          ===========   ===========   ===========   ===========   ============


                                REAL ESTATE
                          -------------------------
Six months ended            Rental       Justice      Investment
December 31, 2002         Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   207,426   $   870,731   $  (508,008)  $         -   $    570,149
Operating expenses           (103,496)            -      (101,646)            -       (205,142)
                          -----------   -----------   -----------   -----------   ------------
                              103,930       870,731      (609,654)            -        365,007

Mortgage interest
 expenses                    (102,395)            -             -             -       (102,395)
Depreciation                  (35,362)            -             -             -        (35,362)
General and administrative
 expenses                           -             -             -      (456,700)      (456,700)
Other income                        -             -             -        37,555         37,555
Income tax benefit                  -             -             -        62,606         62,606
Minority interest                   -             -             -       (30,944)       (30,944)
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (33,827)  $   870,731   $  (609,654)  $  (387,483)   $  (160,233)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,756,309   $ 5,979,098   $ 9,285,656   $ 3,279,889   $ 23,300,952
                          ===========   ===========   ===========   ===========   ============

                                  REAL ESTATE
                          -------------------------
Six months ended             Rental       Justice     Investment
December 31, 2001          Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $   170,363   $ 1,385,416   $(5,559,165)  $         -   $ (4,003,386)
Operating expenses            (65,461)            -      (228,510)            -       (293,971)
                          -----------   -----------   -----------   -----------   ------------
                              104,902     1,385,416    (5,787,675)            -     (4,297,357)
Mortgage interest
 expenses                     (89,246)            -             -             -        (89,246)
Depreciation                  (26,858)            -             -             -        (26,858)
General and administrative
 expenses                           -             -             -      (419,090)      (419,090)
Other income                        -             -             -        76,567         76,567
Income tax benefit                  -             -             -     1,977,213      1,977,213
Minority interest                   -             -             -       140,841        140,841
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (11,202)  $ 1,385,416   $(5,787,675)  $ 1,775,531   $ (2,637,930)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 3,976,540   $ 6,457,524   $20,770,028   $ 3,677,447   $ 34,881,539
                          ===========   ===========   ===========   ===========   ============

6.  Related Party Transactions
    --------------------------

In September 2002, the Company purchased from InterGroup a $162,564 note payable from Intergroup Woodland Village, Inc., the Company's 55.4% owned subsidiary, which is secured by its 27 unit apartment complex, for the face value of the note. The note matures September 29, 2004 and carries an interest rate of 7.75%.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and six months ended December 31, 2002, the Company and Portsmouth made payments to InterGroup of approximately $43,328 and $86,656, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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


Three Months Ended December 31, 2002 Compared to Three Months
Ended December 31, 2001

The Company had net income of $294,719 for the three months ended December 31, 2002 as compared to net income of $350,559 for the three months ended December 31, 2001. The decrease is primarily due to the recognition of an income tax benefit $652,005 during the three months ended December 31, 2001 compared to an income tax expense of $269,081 in the current quarter, which was partially offset by an increase in investment income. Total revenues for the Company increased to $1,081,623 from $148,576 as a result of the increases in equity in net income of Justice Investors, gains on marketable securities, dividend and interest income, and rental income partially offset by the decrease in other income. Total costs and expenses increased to $431,570 from $388,298.

The increase in equity in net income of Justice Investors to $371,444 from $297,019 is primarily due to three factors. Approximately $55,000 of that increase is attributable to additional revenue related to the year-end hotel rent calculation. Approximately $50,000 of the increase was due to legal and consulting expenses related to an arbitration proceeding in the prior year.

These amounts were partially offset by a decline in hotel revenues. The recovery of the tourism and the hospitality industry has been especially slow in San Francisco due to the continued weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the three months ended December 31, 2002, average daily room rates decreased 18% to $89 from $108 in the prior year's quarter, while average occupancy increased 11% to 62% from 56% in the prior year's quarter.

Net gains (losses) on marketable securities increased to $551,413 for the three months ended December 31, 2002 from net losses of $283,453 for the three months ended December 31, 2001. For the three months ended December 31, 2002, the Company had net unrealized gains of $1,095,757 and net realized losses of $544,344. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities and performance please see the section below.

Dividend and interest income increased to $35,415 from $9,902 as a result of increased investment in dividend yielding securities.

Rental income increased to $108,828 from $85,895 and total property costs and expenses increased to $127,639 from $86,915. Both increases were due to the purchase of a 3 unit multi-family complex located in Los Angeles, California in February 2002.

Income taxes changed to an expense of $269,081 from a tax benefit of $652,005 due the income generated in the current period. For the three months ended December 31, 2001, a tax benefit of $652,005 was recognized relating to capital and operating loss carryforwards. In the previous periods, the net operating and capital losses were only recognized to the extent that they offset income.


Six Months Ended December 31, 2002 Compared to Six Months
Ended December 31, 2001

The Company had a net loss of $160,233 for the six months ended December 31, 2002 as compared to a net loss of $2,637,930 for the six months ended December 31, 2001. The change is primarily due to a decrease in net losses on marketable securities, partially offset by the decrease in equity in net income of Justice Investors, a decrease in the tax benefit and a decrease in minority interest.

The decrease in equity in net income of Justice Investors to $870,731 for the six months ended December 31, 2002 from $1,385,416 for the six months ended December 31, 2001 is primarily attributable to a the inclusion of approximately $300,000 in equity in net income of Justice Investors from an arbitration settlement payment from the hotel leasee and to a decline in hotel revenues. The terrorist attacks of September 11, 2001, had a devastating effect on tourism and the hospitality industry, especially in San Francisco where recovery has been especially slow due to the weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the six months ended December 31, 2002, average daily room rates decreased 23% to $92 from $120 for the six months ended December 31, 2001, while average occupancy increased 7% to 72% from 67%.

Net losses on marketable securities decreased to $612,509 for the three months ended December 31, 2002 from net losses of $5,638,215 for the three months ended December 31, 2001. For the six months ended December 31, 2002, the Company had net unrealized gains of $1,448,243 and net realized losses of $2,060,752. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities and performance please see the section below.

Dividend and interest income increased to $104,501 from $79,050 as a result of increased investment in dividend yielding securities.

Rental income increased to $207,426 from $170,363 and total property costs and expenses increased to $241,253 from $181,565. Both increases were due to the purchase of a 3 unit multi-family complex located in Los Angeles, California in February 2002.

Margin interest, trading and management expenses decreased to $101,646 from $228,510 primarily due to the termination of the third party investment managers in November 2001. Margin interest expense decreased to $32,874 from $93,185 as a result of lower margin balances.

Income tax benefit decreased to $62,606 from $1,977,213 due to a lower net loss before taxes and a recording of a significant deferred tax benefit related to the Company's capital and net loss carryforwards during the six months ended December 31, 2001. In the previous periods, the net operating and capital losses were only recognized to the extent that they offset income.

Minority interest increased to $30,944 from a benefit of $140,841 as a result of net income generated by the Company's subsidiary, Portsmouth, compared to a net loss incurred in the six months ended December 31, 2001.

MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies, which invest primarily in real estate. The following table sets forth the composition of the Company's investment in marketable securities as of December 31, 2002:

                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
Fixed income:
  Corporate bonds                          $   196,000             2.2%

Corporate securities:
  Common stocks                              7,701,856            85.7%
  Preferred stocks                           1,087,800            12.1%
                                            ----------           ------

Total marketable securities                $ 8,985,656           100.0%
                                             =========           ======


The following table shows the composition of the Company's marketable securities by selected industry groups as of December 31, 2002.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunication                   $ 3,241,891               36.1%
   Electric and Other Services           1,646,150               18.3%
   Energy                                1,355,845               15.1%
   Metal and auto manufacturers          1,245,407               13.9%
   Computer/Technologies                   371,785                4.1%
   Insurance                               307,625                3.4%
   Other                                   816,953                9.1%
                                        ----------              ------
                                       $ 8,985,656              100.0%
                                        ==========              ======

The Company's investment portfolio is diversified with 79 different equity positions. Only two equity securities are more than 5% of the equity value of the portfolio, with the largest being 6.3%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and six months ended December 31, 2002 and December 31, 2001, respectively.

                                     Three months ended    Three month ended
                                       December 31,           December 31,
                                           2002                   2001
                                       ------------           ------------
Net gain (loss) on marketable
 securities                            $    551,413           $   (283,453)
Dividend & interest income                   35,415                  9,902
Margin interest                              (4,739)               (17,832)
Trading and management expenses             (58,801)               (57,332)
                                       ------------           ------------
Investment income (loss)               $    523,288           $   (348,715)
                                       ============           ============


                                     Six months ended       Six month ended
                                       December 31,           December 31,
                                           2002                   2001
                                       ------------           ------------
Net loss on marketable securities      $   (612,509)          $ (5,638,215)
Dividend & interest income                  104,501                 79,050
Margin interest                             (32,874)               (93,185)
Trading and management expenses             (68,772)              (135,325)
                                       ------------           ------------
Investment loss                        $   (609,654)          $ (5,787,675)
                                       ============           ============


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

As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distributions were reduced by $41,832 to $167,328. Justice Investors also eliminated its special year-end partnership distribution in December 2002 and announced that there would be a further reduction of 5% in the monthly distributions commencing in March 2003. The limited partners have been further advised that, if hotel revenues do not meet budget projections, further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. For the quarter ended December 31, 2002 the Company received cash distributions of $1,003,968 from the Justice Investors.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of income.

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2003. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing on May 1, 2003 or as soon as all of the improvements are completed, with a five year option to extend the term. The amended lease provides for minimum monthly rent of $11,925, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Justice will be responsible for up to $1,100,000 in leasehold improvements, which will be paid using the partnership's line of credit. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests.

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


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: February 13, 2003                    by /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2003                    by /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala,
                                              Vice President, Treasurer
                                              and Secretary


Date: February 13, 2003                    by /s/ David Nguyen
                                              --------------------------
                                              David Nguyen
                                             (Principal Accounting Officer)


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


Date:  February 13, 2003                        /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer
_____________________________________________________________________________


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


Date:  February 13, 2003                        /s/ Michael G. Zybala
                                                   ----------------------
                                                    Michael G. Zybala
                                                    Vice President, Secretary
                                                    and Treasurer (serving as
                                                    Chief Financial Officer)