Form 10QSB
period 2003-03-31
SANTA FE FINANCIAL CORP
filed 2003-05-15
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2003

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 13, 2003.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - March 31, 2003 (Unaudited)             3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended March 31, 2003 and March 31, 2002              4

    Consolidated Statements of Operations (Unaudited) -
      Nine Months ended March 31, 2003 and March 31, 2002               5

    Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months ended March 31, 2003 and March 31, 2002               6

    Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                15

  Item 3. Controls and Procedures                                      21


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Shareholders             22

  Item 6. Exhibits and Reports on Form 8-K                             22

SIGNATURES                                                             23

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of March 31,                                                 2003
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    587,001
  Investment in marketable securities                        7,750,159
  Investment in Justice Investors                            5,846,623
  Rental property                                            4,738,184
  Other investments                                            300,000
  Deferred income tax asset                                  2,355,696
  Other assets                                                 481,599
                                                           -----------
Total assets                                              $ 22,059,262
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $    792,536
  Obligations for securities sold                            2,723,750
  Mortgage notes payable                                     2,347,060
  Accounts payable and accrued expenses                        324,122
                                                           -----------
Total liabilities                                            6,187,468
                                                           -----------

Minority interest                                            4,719,346
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          3,161,380
  Treasury stock, at cost, 97,828 shares                      (950,838)
                                                           -----------
Total shareholders' equity                                  11,152,448
                                                           -----------
Total liabilities & shareholders' equity                  $ 22,059,262
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended March 31,                2003            2002
                                                ----------      ----------
Real estate operations:
  Rental income                                $   108,124    $     89,573
  Property operating expense                       (51,724)        (50,295)
  Mortgage interest expense                        (50,998)        (48,711)
  Depreciation expense                             (18,125)        (15,200)
                                                ----------      ----------
    Loss from real estate operations               (12,723)        (24,633)
                                                ----------      ----------

  General and administrative expense              (193,060)       (224,608)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                       361,142         371,462
                                                 ---------       ----------
Other income (loss):
  Net losses on marketable securities             (790,334)       (843,622)
  Dividend and interest income                      71,431          36,921
  Margin interest and trading expenses             (61,151)        (80,131)
  Other income                                      16,562          61,491
                                                ----------      ----------
    Total other loss                              (763,492)       (825,341)
                                                ----------      ----------
Loss before income taxes and
 minority interest                                (608,133)       (703,120)

Income tax benefit                                 257,405         293,282
                                                ----------      ----------
Loss before minority interest                     (350,728)       (409,838)

Minority interest                                   68,727          54,529
                                                ----------      ----------
Net loss                                        $ (282,001)     $ (355,309)

Preferred stock dividend                           (12,879)        (12,879)
                                                ----------      ----------
Loss available to common shareholders           $ (294,880)     $ (368,188)
                                                ==========      ==========
Basic loss per share                            $    (0.25)     $    (0.31)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                     Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                  (Unaudited)

For the nine months ended March 31,                2003            2002
                                                ----------     -----------
Real estate operations:
  Rental income                                $   315,550    $    259,936
  Property operating expense                      (155,220)       (115,756)
  Mortgage interest expense                       (153,393)       (137,957)
  Depreciation expense                             (53,487)        (42,058)
                                                ----------     -----------
    Loss from real estate operations               (46,550)        (35,835)
                                                ----------     -----------

  General and administrative expense              (649,760)       (643,698)
                                                ----------     -----------
  Equity in net income of Justice
   Investors                                     1,231,873       1,756,878
                                                 ---------     -----------
Other income(loss):
  Net losses on marketable securities           (1,402,843)     (6,481,837)
  Dividend and interest income                     175,932         115,971
  Margin interest and trading expenses            (162,797)       (308,641)
  Other income                                      54,117         138,058
                                                ----------     -----------
    Total other loss                            (1,335,591)     (6,536,449)
                                                ----------     -----------
Loss before income taxes and
 minority interest                                (800,028)     (5,459,104)

Income tax benefit                                 320,011       2,270,495
                                                ----------     -----------
Loss before minority interest                     (480,017)     (3,188,609)

Minority interest                                   37,783         195,370
                                                ----------     -----------
Net loss                                        $ (442,234)    $(2,993,239)

Preferred stock dividend                           (38,637)        (38,637)
                                                ----------     -----------
Loss available to common shareholders           $ (480,871)    $(3,031,876)
                                                ==========     ===========
Basic loss per share                            $    (0.41)    $     (2.57)
                                                ==========     ===========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,444
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the nine months ended March 31,                   2003          2002
                                                   ----------    ----------
Cash flows from operating activities:
  Net loss                                        $  (442,234)  $(2,993,239)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Equity in net income of Justice Investors      (1,231,873)   (1,756,878)
    Net unrealized (gains)losses on marketable
     securities                                    (1,585,439)    4,834,893
    Minority interest                                 (37,783)     (195,370)
    Depreciation expense                               53,487        42,058
    Changes in operating assets and liabilities:
      Restricted cash                                       -        14,732
      Investment in marketable securities          (1,438,073)    1,010,966
      Other assets                                   (217,264)     (957,117)
      Deferred tax asset                             (427,428)   (2,252,315)
      Accounts payable and accrued expenses            95,174    (1,044,031)
      Due to securities broker                        700,263     5,900,353
      Obligations for securities sold               2,423,030    (5,482,735)
                                                   ----------    ----------
  Net cash used by operating activities            (2,108,140)   (2,878,683)
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors         1,497,586     2,719,080
                                                   ----------    ----------
  Net cash provided by investing activities         1,497,586     2,719,080
                                                   ----------    ----------
Cash flows from financing activities:
  Borrowings from mortgage note payable                     -       462,500
  Purchase of note payable                           (162,564)            -
  Principal payments on mortgage note payable         (19,680)      (14,970)
  Dividends paid to preferred shareholders            (38,637)      (38,637)
  Dividends paid to minority shareholders            (126,220)     (126,235)
  Purchase of treasury stock                                -       (10,218)
                                                   ----------    ----------
Net cash (used)provided by financing activities      (347,101)      272,440
                                                  ----------    ----------
Net (decrease)increase in cash and cash
  equivalents                                        (957,655)      112,837

Cash and cash equivalents at beginning of period    1,544,656       167,694
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   587,001   $   280,531
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

In November 2002, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN 45"), Guarantor s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires elaborating on the disclosures that must be made by a guarantor in its financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were required at December 31, 2002 and the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Management does not believe FIN 45 will have a material impact on the Company's financial statements.

In January 2003, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not believe FIN 46 will have a material impact on the Company's financial statements.

FIN 46 defines variable interest entities as a corporation, partnership, trusts, or any other legal structure used for business purposes that either
(a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.

In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends FAS 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. FAS 148 is not applicable to the Company.

In April 2003, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Management does not believe FAS 149 will have a material impact on the Company's financial statements.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2002.

Certain reclassifications have been made to the financial statements as of March 31, 2003 and for the three and nine months then ended to conform to the financial statements as of and for the three and nine months ended March 31, 2002 presentation.

The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.


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

The compensation agreement for the general partners of Justice Investors provides that the general partners are entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon Garage Corporation and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 is to be split 50/50 between the general partners. The partnership makes monthly advances of $10,000 to Evon and $2,500 to Portsmouth with any balance adjusted at the end of the year based on annual gross revenues. For the three and nine months ended March 31, 2003, the Company received $7,500 and $22,500, respectively, in management fees from Justice Investors.

The Company's accounting policy for assessing and measuring impairment of the Company's investment in Justice is to review all recent sales of hotels in the San Francisco area and compare them to the Hotel owned by Justice. Management also reviews the monthly and quarterly performance of the hotel (cash flow, occupancy levels, average room rate, parking revenues, etc.,) to determine if impairment of the hotel has occurred. As of March 31, 2003, no impairment write down is considered necessary.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                2003
                                                            ----------
Assets
Total current assets                                       $   128,542
Property, plant and equipment, net of
  accumulated depreciation of $12,512,052                    5,660,150
Loan fees and deferred lease costs,
  net of accumulated amortization of $249,081                   61,331
                                                            ----------
    Total assets                                           $ 5,850,023
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   174,135
Long term debt                                               2,182,202
Partners' capital                                            3,493,686
                                                            ----------
    Total liabilities and partners' capital                $ 5,850,023
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,           2003            2002
                                            ----------      ----------
Revenues                                   $   938,564     $   949,992
Costs and expenses                            (213,379)       (204,084)
                                            ----------      ----------
Net income                                 $   725,185     $   745,908
                                            ==========      ==========


For the nine months ended March 31,            2003            2002
                                            ----------      ----------
Revenues                                   $ 3,031,632     $ 4,173,176
Costs and expenses                            (557,989)       (645,308)
                                            ----------      ----------
Net income                                 $ 2,473,643     $ 3,527,868
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

The Company also invests, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of March 31, 2003, the Company had investments in unlisted companies (other investments) of $1,050,000 with a reserve on loss on other investments totaling $750,000. The investment is shown net against the reserve and is disclosed on the balance sheet as other investments.

Other investments are reviewed on a periodic basis based on a review of the most recent financial statements of the unlisted company. Factors such as revenue, cash flows and financial position and other information pertaining to the company are reviewed and evaluated to determine the viability of the business and its future potential. If the unlisted company's future is considered uncertain based on the review and evaluation, a reserve is taken against the investment.

The Company's marketable securities investment portfolio as of March 31, 2003 is composed of following types of securities:

                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
  Corporate bonds                          $   196,000             2.5%
  Common stocks                              7,554,159            97.5%
                                           ------------        ---------
Total marketable securities                $ 7,750,159           100.0%
                                           ============        =========

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2003, the Company had obligations for securities sold (equities short) of $2,723,750.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings.

Included in the net losses on marketable securities of $790,334 for the three months ended March 31, 2003 are net unrealized gains of $137,196 and net realized losses of $927,530. Included in the net losses on marketable securities of $843,622 for the three months ended March 31, 2002, are net unrealized losses of $2,036,398 and net realized gains of $1,192,776.

Included in the net losses on marketable securities of $1,402,843 for the nine months ended March 31, 2003 are net unrealized gains of $1,585,439 and net realized losses of $2,988,282. Included in the net losses on marketable securities of $6,481,837 for the nine months ended March 31, 2002 are net unrealized losses of $4,834,893 and net realized losses of $1,646,944.


4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a 3 unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At March 31, 2003, rental property included the following:

  Land                                          $ 2,429,950
  Buildings, improvements, and equipment          2,516,709
  Accumulated depreciation on buildings,
   improvements, and equipment                     (208,475)
                                                 ----------
                                                $ 4,738,184
                                                 ==========

5.  Income taxes
    ------------
As of March 31, 2003, the Company has a deferred tax asset of $2,355,696. The deferred asset is comprised of net operating loss carryforwards of $672,101, which expire in varying amounts through 2020, and net capital loss carryforwards of $1,683,595, which expire in varying amounts through 2008. The Company's investment portfolio is continuing to improve and is expected to generate capital gains. As a result, as of March 31, 2003, the Company determined that its deferred tax asset will likely be offset against future income and that a valuation allowance is not necessary.


6.  Segment Information
    -------------------

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

Information below represents reporting segments for the three and nine months ended March 31, 2003 and for the three and nine months ended March 31, 2002. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                REAL ESTATE
                          -------------------------
Three months ended          Rental       Justice      Investment
March 31, 2003            Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   108,124   $   361,142      (718,903)   $         -  $   (249,637)
Operating expenses            (51,724)            -       (61,151)            -       (112,875)
                          -----------   -----------   -----------   -----------   ------------
                               56,400       361,142      (780,054)            -       (362,512)
Mortgage interest
 expenses                     (50,998)            -             -             -        (50,998)
Depreciation                  (18,125)            -             -             -        (18,125)
General and administrative
 expenses                           -             -             -      (193,060)      (193,060)
Other income                        -             -             -        16,562         16,562
Income tax benefit                  -             -             -       257,405        257,405
Minority interest                   -             -             -        68,727         68,727
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (12,723)  $   361,142   $  (780,054)   $  149,634   $   (282,001)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,738,184   $ 5,846,623   $ 8,050,159   $ 3,424,296   $ 22,059,262
                          ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
March 31, 2002             Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income (loss)   $    89,573   $   371,462   $  (806,701)  $         -   $   (345,666)
Operating expenses            (50,295)            -       (80,131)            -       (130,426)
                          -----------   -----------   -----------   -----------   ------------
                               39,278       371,462      (886,832)            -       (476,092)
Mortgage interest
 expenses                     (48,711)            -             -             -        (48,711)
Depreciation                  (15,200)            -             -             -        (15,200)
General and administrative
 expenses                           -             -             -      (224,608)      (224,608)
Other income                        -             -             -        61,491         61,491
Income tax benefit                  -             -             -       293,282        293,282
Minority interest                   -             -             -        54,529         54,529
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (24,633)  $   371,462   $  (886,832)  $   184,694   $   (355,309)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,753,756   $ 6,229,529   $18,865,733   $   979,405   $ 30,828,423
                          ===========   ===========   ===========   ===========   ============



                                REAL ESTATE
                          -------------------------
Nine months ended           Rental       Justice     Investment
March 31, 2003             Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $   315,550   $ 1,231,873   $(1,226,911)  $         -   $    320,512
Operating expenses           (155,220)            -      (162,797)            -       (318,017)
                          -----------   -----------   -----------   -----------   ------------
                              160,330     1,231,873    (1,389,708)            -          2,495
Mortgage interest
 expenses                    (153,393)            -             -             -       (153,393)
Depreciation                  (53,487)            -             -             -        (53,487)
General and administrative
 expenses                           -             -             -      (649,760)      (649,760)
Other income                        -             -             -        54,117         54,117
Income tax benefit                  -             -             -       320,011        320,011
Minority interest                   -             -             -        37,783         37,783
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (46,550)  $ 1,231,873   $(1,389,708)  $  (237,849)  $   (442,234)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,738,184   $ 5,846,623   $ 8,050,159   $ 3,424,296   $ 22,059,262
                          ===========   ===========   ===========   ===========   ============


                                  REAL ESTATE
                          -------------------------
Nine months ended            Rental       Justice     Investment
March 31, 2002             Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $   259,936   $ 1,756,878   $(6,365,866)  $         -   $ (4,349,052)
Operating expenses           (115,756)            -      (308,641)            -       (424,397)
                          -----------   -----------   -----------   -----------   ------------
                              144,180     1,756,878    (6,674,507)            -     (4,773,449)
Mortgage interest
 expenses                    (137,957)            -             -             -       (137,957)
Depreciation                  (42,058)            -             -             -        (42,058)
General and administrative
 expenses                           -             -             -      (643,698)      (643,698)
Other income                        -             -             -       138,058        138,058
Income tax benefit                  -             -             -     2,270,495      2,270,495
Minority interest                   -             -             -       195,370        195,370
                          -----------   -----------   -----------   -----------   ------------
Net income(losses)        $   (35,835)  $ 1,756,878   $(6,674,507)  $ 1,960,225   $ (2,993,239)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,753,756   $ 6,229,529   $18,865,733   $   979,405   $ 30,828,423
                          ===========   ===========   ===========   ===========   ============


7.  Related Party Transactions
    --------------------------

In September 2002, the Company purchased from InterGroup a $162,564 note payable from Intergroup Woodland Village, Inc., the Company's 55.4% owned subsidiary, which is secured by its 27 unit apartment complex, for the face value of the note. The note matures September 29, 2004 and carries an interest rate of 7.75%.

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and nine months ended March 31, 2003, the Company made payments to InterGroup of approximately $50,108 and $136,756, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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


Three Months Ended March 31, 2003 Compared to Three Months
Ended March 31, 2002

The Company's net loss decreased to $282,001 for the three months ended March 31, 2003 from a net loss of $355,309 for the three months ended March 31, 2002. The decrease was primarily due to the decrease in net losses on marketable securities, a decrease in general and administrative expenses, an increase in dividend and interest income, a decrease in margin and trading expenses partially offset by the decrease in other income.

Rental revenue increased to $108,124 from $89,573 and total property costs and expenses increased to $120,847 from $114,206. Both increases were due to the purchase of a 3 unit multi-family complex located in Los Angeles, California in February 2002.

The equity in net income of Justice Investors did not change significantly. The recovery of the tourism and the hospitality industry has been especially slow in San Francisco due to the continued weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the three months ended March 31, 2003, average daily room rates decreased 15% to $93 from $109 in the prior year's quarter, while average occupancy increased 19% to 57% from 48% in the prior year's quarter.

General and administrative expenses decreased to $193,060 from $224,608 primarily due the timing of the recognition of various expenses. For the nine months ended March 31, 2003, general and administrative expenses did not change significantly.

Net losses on marketable securities decreased to $790,334 for the three months ended March 31, 2003 from $843,622 for the three months ended March 31, 2002. For the three months ended March 31, 2003, the Company had net unrealized gains of $137,196 and net realized losses of $927,530. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $71,431 from $36,921 as a result of increased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $61,151 from $80,131 is primarily due to the reduction of trading related expenses.

Other income decreased to $16,562 from $61,491 due to an additional management fee received in the amount of $23,381 during the quarter ended March 31, 2002 from Justice Investors and the recognition of $22,176 in other income relating to the amortization of the excess of market value over the carrying value of Portsmouth in the quarter ended March 31, 2002. No additional management fees were received in the current quarter and the Company no longer recognizes other income relating to the amortization of the excess market value over the carrying value of Portsmouth.

Income tax benefit decreased to $257,405 from $293,282 due to a lower loss incurred in the current period.


Nine Months Ended March 31, 2003 Compared to Nine Months
Ended March 31, 2002

The Company's net loss decreased to $442,234 for the nine months ended March 31, 2003 from a net loss of $2,993,239 for the nine months ended March 31, 2002. The decrease was primarily due to the decrease in net losses on marketable securities, an increase in dividend and interest income, a decrease in margin and trading expenses partially offset by the decrease in equity income of Justice Investors and a decrease in other income.

Rental revenue increased to $315,550 from $259,936 and total property costs and expenses increased to $362,100 from $295,771. Both increases were due to the purchase of a 3 unit multi-family complex located in Los Angeles, California in February 2002.

The decrease in equity in net income of Justice Investors to $1,231,873 for the nine months ended March 31, 2003 from $1,756,878 for the nine months ended March 31, 2002 is primarily attributable to a the inclusion of approximately $300,000 in equity in net income of Justice Investors from an arbitration settlement payment from the hotel leasee in the period ended March 31, 2002 and to a decline in hotel revenues. The terrorist attacks of September 11, 2001, had a devastating effect on tourism and the hospitality industry, especially in San Francisco where recovery has been especially slow due to the weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the nine months ended March 31, 2003, average daily room rates decreased 21% to $92 from $116 for the nine months ended March 31, 2002, while average occupancy increased 8% to 66% from 61%.

Net losses on marketable securities decreased to $1,402,843 for the nine months ended March 31, 2003 from $6,481,837 for the nine months ended March 31, 2002. For the nine months ended March 31, 2003, the Company had net unrealized gains of $1,585,439 and net realized losses of $2,988,282. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $175,932 from $115,971 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $162,797 from $308,641 due to the termination of the third party investment managers in November 2001, the maintenance of lower average margin balances during the nine months ended March 31, 2003 and the reduction of trading related expenses.

Other income decreased to $54,117 from $138,058 due to an additional management fee received in the amount of $23,381 in March 31, 2002 from Justice Investors. No additional management fees were received in the current period.

Income tax benefit decreased to $320,011 from $2,270,495 due to a lower loss incurred in the current period.


Minority interest decreased to $37,783 from $195,370 as the result of lower loss generated by Portsmouth in the current period.

MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 80 different equity positions. Only two equity securities are more than 5% of the equity value of the portfolio, with the largest being 13.2%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table sets forth the composition of the Company's investment in marketable securities as of March 31, 2003:

                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
  Corporate bonds                          $   196,000             2.5%
  Common stocks                              7,554,159            97.5%
                                           ------------        ---------

Total marketable securities                $ 7,750,159           100.0%
                                           ============        =========


The following table shows the composition of the Company's marketable securities by selected industry groups as of March 31, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 2,256,435               29.1%
   Telecommunications                    2,050,633               26.5%
   Semiconductor, software, internet,
    and computer                         1,136,375               14.7%
   Chemicals, materials, metals,
    and mining                             794,018               10.2%
   Airlines and defense                    388,251                5.0%
   Media and entertainment                 326,040                4.2%
   Other                                   798,407               10.3%
                                        ----------              ------
                                       $ 7,750,159              100.0%
                                        ==========              ======


The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and nine months ended March 31, 2003 and March 31, 2002, respectively.

                                     Three months ended    Three month ended
                                       March 31, 2003        March 31, 2002
                                       ------------           ------------
Net gain losses on marketable
 securities                            $   (790,334)          $   (843,622)
Dividend & interest income                   71,431                 36,921
Margin interest                             (41,063)               (27,211)
Trading and management expenses             (20,088)               (52,920)
                                       ------------           ------------
Investment income (loss)               $   (780,054)          $   (886,832)
                                       ============           ============


                                     Nine months ended       Nine month ended
                                       March 31, 2003         March 31, 2002
                                       ------------           ------------
Net loss on marketable securities      $ (1,402,843)          $ (6,481,837)
Dividend & interest income                  175,932                115,971
Margin interest                             (73,937)              (120,396)
Trading and management expenses             (88,860)              (188,245)
                                       ------------           ------------
Investment loss                        $ (1,389,708)          $ (6,674,507)
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


As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 and the uncertain geopolitical situation have had on tourism and the hospitality industry, Justice Investors cut the monthly distribution to its limited partners by 20%, effective with the May 2002 distribution. As a result, Portsmouth's monthly distribution was reduced by $41,832 to $167,328.
Justice Investors also eliminated its special year-end partnership distribution in December 2002. Effective March 2003, a further reduction of 5% in partnership distributions was made, which decreased Portsmouth's monthly distribution to $158,962. The limited partners have been further advised that, if hotel revenues do not meet budget projections, further cuts in the monthly distributions may have to be made in the future. The general partners will continue to review and analyze the operations of the hotel to determine an appropriate monthly distribution. For the nine months ended March 31, 2003 the Company received cash distributions of $1,497,586 from the Justice Investors.

Portsmouth does not consider Felcor and Evon, the two significant lessees, to be a credit risk. Evon has been the garage lessee since the property became operational and has never missed a rent payment in over thirty years of operations. The garage is subleased by Evon to Ampco Parking, a major parking garage operating company. Felcor Lodging Trust, Inc. ("Felcor") is a public company listed on the New York Stock Exchange and is one of the largest real estate investment trusts in the United States. Portsmouth monitors Felcor's public filings on a regular basis. The hotel lease provides for significant minimum annual rent of $2,500,000. There is no indication that Felcor will not be able to meet its rental obligations in the future. The Company's accounting policy for assessing and measuring impairment of the Company's investment in Justice is to review all recent sales of hotels in the San Francisco area and compare them to the Hotel owned by Justice. Management also reviews the monthly and quarterly performance of the hotel (occupancy levels, average room rate, parking revenues, etc.,) to determine impairment. As of March 31, 2003, no impairment write down is considered necessary.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

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

                      PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 27, 2003, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 98% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2003. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                      1,016,697        20,663
   John C. Love                          1,026,030        11,330
   William J. Nance                      1,026,030        11,330

Proposal (2) - Accountants:               Votes For      Against    Abstained
                                          ---------      -------    ---------
   PricewaterhouseCoopers LLP             1,034,160        800        2,400




Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 99.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: May 15, 2003                        by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 15, 2003                        by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: May 15, 2003                        by  /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller (Principal
                                              Accounting Officer)


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


Date:  May 15, 2003                            /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer

_____________________________________________________________________________


I, David T. Nguyen, certify that:

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


Date:  May 15, 2003                            /s/ David T. Nguyen
                                               ---------------------------
                                               David T. Nguyen, Treasurer and
                                               Controller (serving as Chief
                                               Financial Officer)