Form 10KSB
period 2003-06-30
SANTA FE FINANCIAL CORP
filed 2003-09-29
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2003

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

    Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the year ended June 30, 2003 were $1,890,375.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock sold on September 15, 2003 was $5,762,008.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 15, 2003, was 1,178,210.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


                     DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                5

    Item  3.  Legal Proceedings.                                      9

    Item  4.  Submission of Matters to a Vote of Security Holders.    9

PART II

    Item  5.  Market For Common Equity and Related                    9
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       10
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            16

    Item  8.  Changes in and Disagreements with Accountants on        32
              Accounting and Financial Disclosure.

    Item  8A. Controls and Procedures.                                32

PART III

    Item  9.  Directors, Executive Officers, Promoters and            33
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 35

    Item 11.  Security Ownership of Certain Beneficial Owners and     37
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   39

    Item 13.  Exhibits, Financial Statement Schedules, and            40
              Reports on Form 8-K.

    Item 14.  Principal Accountant Fees and Services.                 42

SIGNATURES                                                            43

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

Since 1988, the Company's principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"). Portsmouth has a 49.8% limited partnership interest in the Justice Investors limited partnership ("Justice Investors") and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. There are approximately 92 limited partners in Justice Investors.

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

The Company owns a controlling 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland Village"), which owns a 27-unit multi-family apartment complex located in Los Angeles, California. The Company also owns a 3-unit apartment building located in Los Angeles, California, through its 100% owned subsidiary, 614 Acanto Properties, Inc. ("Acanto").


BUSINESS OF ISSUER

The Company's principal business is to purchase and manage real estate operations. The real estate properties include the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Financial District/Chinatown ("Holiday Inn"). The interest in this property is held by the Justice Investors limited partnership. The most significant income source is a lease between the partnership and Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) for the hotel portion of the property. The partnership also derives income from its lease of the garage portion of the property to Evon. Effective June 1, 2003 Justice Investors leased approximately 5,400 square feet on the lobby floor of the hotel to Tru Spa, LLC for the operation of a health and beauty spa. As a general partner Portsmouth takes an active role in monitoring and overseeing the operations of the hotel, the parking garage and the spa as part of the partnership's efforts to enforce compliance with the leases and to improve revenues. Through Portsmouth, the Company also derives income from management fees as a general partner in Justice Investors.

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


COMPETITION

The hotel is part of Holiday Inn's worldwide reservation system. It was designed to Holiday Inn's specifications to serve both business travelers and tourists and caters to both individuals and tour groups. It also handles conferences and business meetings, having meeting and dining facilities for groups of up to 400 people.

The hotel had traditionally enjoyed a favorable year-round occupancy rate. In November 2001, an Omni Hotel opened in the Financial District of San Francisco. The Omni is a more upscale facility providing greater amenities to its guests, especially the business traveler and is more centrally located in the financial district. Two other hotels have since opened in San Francisco, which can be considered competitive to the Financial District Holiday Inn.
The San Francisco hotel market has not yet recovered from the impact of the terrorist attacks of September 11, 2001 and the downturn in the Bay Area economy due, in part, to the failure of many internet and technology based companies. Increased competition from newer and more upscale properties, such as the Omni, have resulted in lower room rates as hotel operators struggle to obtain occupancy. Management believes that the hotel is now in a very challenging market, with many competitors better positioned to attract the business traveler and tourists. As part of the efforts to meet this increased competition, a new health and beauty spa was built on the lobby level of the hotel and new meeting rooms were constructed on the fourth floor during the fiscal year ended June 30, 2003. The Company will continue to work with the managing general partner of Justice Investors to find ways to improve the physical condition and amenities of the hotel, influence the marketing efforts of the lessee, and to seek other ways for the property to maintain its competitive position.

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


EMPLOYEES

As of June 30, 2003, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Item 2. Description of Property.

PROPERTIES

As of June 30, 2003, Santa Fe's investments in real property consisted of the San Francisco hotel and two apartment buildings located Los Angeles, California.

San Francisco, California Hotel.

The San Francisco, California hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which contains 565 guest rooms situated on 22 floors as well as a 5,400 square foot health and beauty spa on the lobby level. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a registration desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center. In the opinion of management the property is adequately covered by insurance.

On March 15, 1995, an amended and restated lease was entered into by Justice Investors with an effective date of January 1, 1995. That lease was assumed by Felcor, effective July 28, 1998. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the lease, the lessee has to notify Justice Investors of its intention to exercise the five-year option by December 31, 2003. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the leased premises less operating expenses, base rent and capital requirements. Under the terms of the lease, the lessee is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. The lessee also has an obligation to convert the hotel property to a "Holiday Inn Select" and to maintain the property to those standards, at its own cost and expense. It is expected that the conversion will be complete by September 30, 2003.

Pursuant to the terms of the hotel lease, a physical inspection of the hotel was conducted in the later part of fiscal 2003 by Justice Investors. On July 30, 2003, Justice Investors delivered to Felcor and Holiday Inns a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessees' obligations under the lease. Justice Investors also served notice that the lessees were in default of their obligations with respect to maintenance, repair and replacements. The partnership has also served other notices of default concerning certain other maintenance and code compliance issues. Justice Investors is currently waiting for an appropriate response regarding these issues and is prepared to take all actions necessary to enforce compliance with the lessees' obligations under the lease.

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

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2003. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,925, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Under the terms of the lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests. To facilitate the lease to Tru Spa, Felcor surrendered to Justice Investors sufficient space on the lobby level of the hotel for the construction of the spa. In addition, the hotel administrative offices were relocated to the lobby level to accommodate the addition of new meeting rooms on the fourth floor of the hotel.


Los Angeles, California Apartment Buildings

The property owned by the Company's 55.4% subsidiary Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on December 31, 1997 at a cost of $858,600. For the year ended June 30, 2003, real estate property taxes were approximately $47,350. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. As of June 30, 2003, the outstanding mortgage balance was $1,884,786. The mortgage carries an interest rate of 7.73% and matures in October 2029. In addition to the mortgage, as part of the initial purchase of the property, Woodland Village obtained two 5-year interest only loans of $201,928 and $162,564 from the Company and the Company's parent, The InterGroup Corporation ("InterGroup"), respectively. The notes carry an interest rate of 7.75%. In September 2002, the Company repaid InterGroup $162,563 and assumed the note. Both notes mature in September 2004. The two notes totaling $364,492 were eliminated in consolidation.

The second Los Angeles property, Acanto, is a two-story apartment building with 3 units. The property was acquired on February 1, 2002 at an initial cost of $785,390. For the period ended June 30, 2003, real estate property taxes were approximately $9,149. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $455,466 at June 30, 2003 and the maturity date of the mortgage is February 2032. The interest rate is 6.45% for the first 60 months. Beginning February 2005, the interest rate will be adjusted to 2.6% in excess of the rate of the savings, borrowings and advances of the Federal Home Loan Bank of San Francisco to Eleventh District members. The interest rate cannot exceed 11.95% or fall below 6.45%.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. The effective annual rental rate per rental unit of Woodland Village and Acanto was approximately $20,677 and $20,800, respectively. The effective annual rental rate per unit is calculated by taking the gross annual rental revenues based on 100% occupancy and dividing by the total number of units. As of June 30, 2003, Woodland Village and Acanto had physical occupancy rates of 100% and 79%, respectively. The physical occupancy rate is calculated by taking the total gross potential rent less the vacancy loss divided by the total gross potential. In the opinion of management the properties are adequately covered by insurance.


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

The Company also invests, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of June 30, 2003, the Company had investments in unlisted companies (other investments) of $1,200,000 with a reserve on loss on other investments totaling $850,000. The investment is shown net against the reserve and is disclosed on the balance sheet as other investments.

Other investments are reviewed on a periodic basis based on a review of the most recent financial statements of the unlisted company. Factors such as revenue, cash flows and financial position and other information pertaining to the company are reviewed and evaluated to determine if an impairment loss has occurred.

The Company's investment portfolio is diversified with 110 different equity positions. Only one individual equity security is more than 5% of the total equity value of the portfolio. This individual security represents approximately 6.2% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2003, the market value of the Company's marketable securities was $22,475,245.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at the lower of cost or estimated fair value on the Company's balance sheet as part of other investments.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2003, the Company had obligations for securities sold (equities short) of $8,404,054. The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2003, the Company had a margin balance of $5,834,958.

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


                                PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock trades on the Small-Cap Market tier of The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol SFEF. The following table sets forth the range of high and low sales prices for Santa Fe's common stock for each full quarterly period for the fiscal years ended June 30, 2003 and June 30, 2002, as reported by Nasdaq.


Fiscal 2003                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $11.51         $ 9.60
Second Quarter (10/1 to 12/31)         $11.00         $ 8.75
Third Quarter (1/1 to 3/31)            $ 8.83         $ 8.71
Fourth Quarter (4/1 to 6/30)           $16.85         $ 8.49

Fiscal 2002                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $13.50         $11.25
Second Quarter (10/1 to 12/31)         $12.85         $11.65
Third Quarter (1/1 to 3/31)            $14.00         $10.30
Fourth Quarter (4/1 to 6/30)           $12.40         $11.25


As of September 15, 2003 the approximate number of holders of record of the Company's Common Stock was 333. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 503 beneficial shareholders of the Company's Common Stock.

DIVIDENDS

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends on its Common Stock in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating activities.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock") in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. During the year ended June 30, 2003 and 2002, the Company paid Preferred Stock dividends of $51,516 and $51,516, respectively.


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

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

The Company had net income of $991,601 for the year ended June 30, 2003 as compared to a net loss of $5,055,325 for the year ended June 30, 2002. This was primarily due to the change to net gains from net losses on marketable securities and other investments partially offset by the decrease in net equity income of Justice Investors and the increase in margin interest and trading expenses.

Rental revenue increased to $419,158 from $339,970 and total property costs and expenses increased to $470,276 from $408,665. Both increases were due to the purchase of a 3-unit multi-family complex located in Los Angeles, California in February 2002.

The decrease in equity in net income of Justice Investors to $1,471,217 in fiscal 2003 from $2,159,887 in fiscal 2002 was primarily attributable to the inclusion of approximately $300,000 from an arbitration settlement payment from the hotel lessee in fiscal 2002 and a decline in hotel revenues of approximately 13.3%. Average daily room rates declined to approximately $90 in fiscal 2003 from approximately $115 in fiscal 2002. Although average monthly occupancy rates increased modestly to approximately 67% from 62% in fiscal 2002, the increase was not sufficient to offset the decline in average daily room rates. A combination of factors continued to impact the hotel operations. First, the San Francisco Bay Area has been very slow to recover from the devastating impact that the terrorist attacks of September 11, 2001 had on tourism and the hospitality industry. Second, the weak economy in the Bay Area, as result of the failure of numerous internet and technology companies, coupled with corporate relocations, has decreased business travel. Third, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to capture a share of a declining market. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains (losses) on marketable securities changed to net gains of $2,564,131 for the year ended June 30, 2003 from net losses of $9,925,394 for the fiscal year ended June 30, 2002. For the year ended June 30, 2003, the Company had net unrealized gains of $5,054,377 and net realized losses of $2,490,246. For the year ended June 30, 2002, the Company had net unrealized losses of $7,352,254 and net realized losses of $2,573,140. During the year, the Company reserved $100,000 for losses in other investments for potential impairment of value based on the operating results of those investments. In the previous year, the Company reserved $500,000 for losses on other investments. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $207,603 from $169,975 as a result of the Company investing in more income yielding securities. Margin interest and trading expenses increased to $908,229 from $541,487 primarily due to the $653,532 performance bonus given to the President of the Company based on the results of the Company's investment portfolio for the year ended June 30, 2003. The increase was offset by the decrease in margin interest expense to $97,786 from $276,632 due to the maintenance of lower average daily margin balances in 2003.

Other income decreased to $76,850 from $138,587 primarily due to an additional management fee received in the amount of $23,381 during the quarter ended March 31, 2002 from Justice Investors. No additional management fees were received in the current year. The remaining balance of other income represent nominal amounts received for interest and other income.

The provision for income taxes changed to a tax expense of $998,989 from a tax benefit of $3,863,845 as the result of higher income generated in the current year.

Minority interest changed to minority expense of $444,169 from minority benefit of $597,152 as a result of income generated by the Company's subsidiary, Portsmouth during the current year.


MARKETABLE SECURITIES

The Company's investment portfolio consists primarily of marketable securities and is diversified with 110 different equity positions. Only one individual equity security is more than 5% of the total equity value of the portfolio. This individual security represents approximately 6.2% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2003, the market value of the Company's marketable securities was $22,475,245.

The following table shows the composition of the Company's marketable securities by selected industry groups as of June 30, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas   $  7,169,861               31.9%
   Semiconductor, software, internet,
    and computer                         4,113,635               18.3%
   Telecommunications                    3,653,430               16.3%
   Airlines and defense                  1,647,958                7.3%
   Retail, food and consumer goods       1,385,620                6.2%
   REITs, lodging, home builders and
    hotels                               1,262,019                5.6%
   Chemicals, building materials,
    machinery, metals and mining         1,200,416                5.3%
   Insurance                               947,213                4.2%
   Other                                 1,095,093                4.9%
                                        ----------              ------
                                      $ 22,475,245              100.0%
                                        ==========              ======

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

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2003, the Company had obligations for securities sold (equities short) of $8,404,054. The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2003, the Company had a margin balance of $5,834,958.


The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the years ended June 30, 2003 and 2002.


                                              Year Ended        Year Ended
                                            June 30, 2003     June 30, 2002
                                            -------------     -------------

Net gain(losses) on marketable securities    $ 2,564,131      $ (9,925,394)
Dividend and interest income                     207,603           169,975
Margin interest                                  (97,786)         (276,632)
Trading and management expenses                 (810,444)         (264,855)
                                              ----------        ----------
Investment income(loss)                      $ 1,863,504      $(10,296,906)
                                              ==========        ==========


                                    -13-
<PAGE

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

As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 and the uncertain geopolitical situation have had on tourism and the hospitality industry, Justice Investors cut partnership distributions by 20% in May of 2002 and eliminated its special year-end partnership distribution in December 2002. Effective March 2003, a further reduction of 5% in partnership distributions was made, which decreased Portsmouth's monthly distribution to $158,962. As a result, cash distributions received from Justice Investors decreased to $1,974,470 in 2003 from $3,262,896 in 2002. The limited partners were advised that, if hotel revenues do not meet budget projections, further reductions in the monthly distributions would have to be made in the future.

The general partners of Justice Investors continue to review and analyze the operations of the hotel on a monthly basis to determine an appropriate monthly distribution. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective with the September 2003 distribution through December 2003, monthly partnership distributions will be cut an additional 50% reducing Portsmouth's monthly distribution amount to $79,480. Justice Investors also determined that it would not borrow against its line of credit to support partnership distributions. The general partners will continue to closely monitor the operating results and partnership expenses and will make appropriate adjustments to partnership distributions as required.

The Company does not consider Felcor and Evon, the two significant lessees of the hotel property, to be a credit risk. Evon has been the garage lessee since the property became operational and has never missed a rent payment in over thirty years of operations. The garage is subleased by Evon to Ampco Parking, a major parking garage operating company. Felcor Lodging Trust, Inc. is a public company listed on the New York Stock Exchange (NYSE: FCH) and is one of the largest real estate investment trusts in the United States. Portsmouth monitors Felcor's public filings on a regular basis. The hotel lease provides for significant minimum annual rent of $2,500,000. There is no indication that Felcor will not be able to meet its rental obligations in the future. As a general partner in Justice Investors, Portsmouth also works with the managing general partner in overseeing Felcor's compliance with the other provisions of its lease. The Company's accounting policy for assessing and measuring impairment of the Company's investment in Justice is to review any recent sales of hotels in the San Francisco area and compare them to the hotel owned by Justice. Management also reviews the monthly and quarterly performance of the hotel (occupancy levels, average room rate, parking revenues, etc.,) to determine impairment. As of June 30, 2003, no impairment write down was considered necessary.

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2003. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,925, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Under the terms of the spa lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. As of June 30, 2003, the outstanding balance on the partnership's line of credit was $3,687,000. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests.

The hotel industry in San Francisco was particularly hard hit by the impact that the terrorist attacks had on tourism and the hospitality industry in general. The impact of those attacks, coupled with the uncertain geopolitical situation, the slow down in the Bay Area economy and increased competition have made for a very challenging environment. Because of this, the economic recovery in the Bay Area has lagged behind that of many other cities.
Although the Company has suffered a significant decline in revenues and partnership distributions as a result of those events, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations. However, with a reduction in partnership distributions, Portsmouth may reconsider its dividend policy.

The Company has no off balance sheet arrangements.

The Company's only contractual obligations and commercial commitments are its mortgages and note payable. The annual principal payments on the mortgages and note payable for the five-year period commencing July 1, 2004 are approximately as follows:

          Year ending June 30,
          --------------------
                   2004                 $   28,538
                   2005                     30,747
                   2006                     33,127
                   2007                     35,692
                   2008                     38,456
                   Thereafter            2,173,692
                                         ---------
                            Total       $2,340,252
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

CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets, including its investments in rental properties, and other investments for impairment when circumstances indicate that a potential loss in carrying value may have occurred. To the extent that projected future undiscounted cash flows from the operation of the Company's hotel property and rental properties are less than the carrying value of the assets, the carrying value of the assets are reduced to their fair value. For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether the estimated fair value of the asset is less than the carrying value of the asset.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

The Company's other accounting policies are straightforward in their application.




Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                     PAGE

Report of Independent Auditors                                     17

Consolidated Balance Sheet -June 30, 2003                          18

Consolidated Statements of Operations - For
  Year Ended June 30, 2003 and
  Year Ended June 30, 2002                                         19

Consolidated Statements of Shareholders' Equity - For
  Year Ended June 30, 2003 and
  Year Ended June 30, 2002                                         20

Consolidated Statements of Cash Flows - For
  Year Ended June 30, 2003 and
  Year Ended June 30, 2002                                         21

Notes to Consolidated Financial Statements                         22

                   Report of Independent Auditors

To the Board of Directors and
Shareholders of Santa Fe Financial Corporation

In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Santa Fe Financial

Corporation at June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 26, 2003

                       SANTA FE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEET


As of June 30,                                                  2003
                                                            ------------

Assets
  Cash and cash equivalents                                 $    121,569
  Investment in marketable securities                         22,475,245
  Investment in Justice Investors                              5,604,161
  Rental properties                                            4,722,574
  Other investments                                              350,000
  Other assets                                                   913,488
  Deferred income tax assets                                   1,159,648
                                                              ----------
    Total assets                                            $ 35,346,685
                                                              ==========


Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $  5,834,958
  Obligations for securities sold                              8,404,054
  Accounts payable and accrued expenses                          985,874
  Mortgage notes payable                                       2,340,252
                                                              ----------
    Total liabilities                                         17,565,138
                                                              ----------
  Minority interest                                            5,208,141
                                                              ----------

Shareholders' equity:
  6% Cumulative, convertible, redeemable at
    the option of the holder, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 63,600
    Liquidation preference of $858,600                             6,360
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    1,276,038 shares issued and 1,178,210 outstanding            127,604
  Additional paid-in-capital                                   8,807,942
  Retained earnings                                            4,582,337
  Treasury stock, at cost, 97,828 shares                        (950,837)
                                                              ----------
    Total shareholders' equity                                12,573,406
                                                              ----------

    Total liabilities and shareholders' equity              $ 35,346,685
                                                              ==========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations

For the year ended June 30,                         2003            2002
                                                ----------      ----------
Real estate operations:
  Rental income                                $   419,158    $    339,970
  Property operating expense                      (195,495)       (160,591)
  Mortgage interest expense                       (204,268)       (189,592)
  Depreciation expense                             (70,513)        (58,482)
                                                ----------      ----------
    Loss from real estate operations               (51,118)        (68,695)
                                                ----------      ----------

  General and administrative expense              (925,695)       (949,195)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                     1,471,217       2,159,887
                                                 ---------       ----------
Other income(loss):
  Net losses on marketable securities            2,664,131      (9,925,394)
  Dividend and interest income                     207,603         169,975
  Margin interest and trading expenses            (908,229)       (541,487)
  Reserve for losses on other investments         (100,000)       (500,000)
  Other income                                      76,850         138,587
                                                ----------      ----------
    Total other income (loss)                    1,940,355     (10,568,319)
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                               2,434,759      (9,516,322)

Income tax (expense) benefit                    (  998,989)      3,863,845
                                                ----------      ----------
Income (loss) before minority interest           1,435,770      (5,652,477)

Minority interest                                 (444,169)        597,152
                                                ----------      ----------

Net income(loss)                               $   991,601     $(5,055,325)

Preferred stock dividend                           (51,516)        (51,516)
                                                ----------      ----------
Income(loss) available to common shareholders  $   940,085     $(5,106,841)
                                                ==========      ==========
Basic income (loss) per share                  $      0.80     $     (4.33)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,386
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                       SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                Preferred Stock     Common Stock
                ---------------   --------------------
                                                         Additional
                                                         paid-in      Retained
Treasury
                Shares   Amount   Shares      Amount     capital      earnings
Stock          Total

                ---------------   --------------------   ----------   ----------
---------   -----------
Balance at
June 30, 2001  63,600   $6,360   1,276,038   $127,604   $8,807,942   $8,749,093
$(940,619)  $16,750,380

Net loss                                                             (5,055,325)
(5,055,325)

Purchase of
treasury stock
(10,218)      (10,218)

Dividend paid
to preferred
shareholders                                                            (51,516)
(51,516)

                ---------------   --------------------   ----------   ----------
---------   -----------
Balance at
June 30, 2002   63,600   $6,360   1,276,038   $127,604   $8,807,942   $3,642,252
$(950,837)  $11,633,321

Net income                                                               991,601
991,601

Dividend paid
to preferred
shareholders
(51,516)                  (51,516)

                ---------------   --------------------   ----------   ----------
---------   -----------
Balance at
June 30, 2003   63,600   $6,360   1,276,038   $127,604   $8,807,942   $4,582,337
$(950,837)  $12,573,406

                ===============   ====================   ==========   ==========
=========   ===========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows


For the year ended June 30,                            2003          2002
                                                    ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                $   991,601   $(5,055,325)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Equity in net income of Justice Investors       (1,471,217)   (2,159,887)
    Net unrealized (gains) losses on
     marketable securities                          (5,054,377)    7,352,254
    Reserve for losses on other investments            100,000       500,000
    Minority interest                                  444,169      (597,152)
    Depreciation expense                                70,513        58,482
    Changes in operating assets and liabilities:
      Restricted cash                                        -        14,732
      Investment in marketable securities          (12,694,221)   12,332,693
      Other investments                               (150,000)     (500,000)
      Other assets                                    (650,571)      (93,189)
      Accounts payable and accrued expenses            756,930      (906,085)
      Deferred income tax                              768,620    (3,845,665)
      Due to securities broker                       5,742,685    (2,242,151)
      Obligations for securities sold                8,103,334    (6,155,435)
                                                    ----------    ----------
  Net cash used in operating activities             (3,042,534)   (1,296,728)
                                                    ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors          1,974,470     3,262,896
  Investment in real estate                                  -      (840,823)
  Purchase of Portsmouth stock                               -        (1,625)
                                                    ----------    ----------
  Net cash provided by investing activities          1,974,470     2,420,448
                                                    ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable               (26,488)      (21,289)
 (Payment)borrowings from mortgage notes payable      (162,564)      462,500
  Dividends paid to preferred shareholders             (51,516)      (51,516)
  Dividends paid to minority shareholders             (114,455)     (126,235)
  Purchase of treasury stock                                 -       (10,218)
                                                    ----------    ----------
  Net cash (used in) provided by
   financing activities                               (355,023)      253,242
                                                    ----------    ----------
Net (decrease)increase in cash and cash
  equivalents                                       (1,423,087)    1,376,962

Cash and cash equivalents at beginning of period     1,544,656       167,694
                                                    ----------    ----------
Cash and cash equivalents at end of period         $   121,569   $ 1,544,656
                                                    ==========    ==========
Supplemental information
  Income taxes paid, net of refunds                $   779,317   $   500,000
                                                    ==========    ==========
  Interest paid                                    $   287,513   $   466,224
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

The Company's operations primarily consist of managing a hotel property through its interest in Justice Investors and its rental properties. The Company also derives income form the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 68.8% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. On February 1, 2002, the Company acquired a three-unit apartment building in Los Angeles.

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

The Company reviews its rental property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in 2003 and 2002.

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, marketable securities, amounts due to securities broker and obligations for securities sold approximates fair value. The fair value of mortgage notes payable is estimated using discounted cash flows of future payments based on the borrowing rates available to the Company for debt with similar terms and maturities.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of June 30, 2003 and 2002, the conversion price is above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive.

Therefore, basic and diluted earnings per share for the year ended June 30, 2003 and 2002 are the same.

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


Recently Issued Accounting Standards

In November 2002, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires elaborating on the disclosures that must be made by a guarantor in its financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were required at December 31, 2002 and the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The application of FIN 45 did not have a material impact on the Company.

In January 2003, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 defines variable interest entities as a corporation, partnership, trusts, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The application of FIN 46 did not have a material impact on the Company.

In April 2003, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. FAS 149 did not have a material impact on the Company's financial statements.

Statement of Financial Standards No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity.
It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, FAS 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer's equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 25, 2003. Management has evaluated the impact of this statement and has determined that there will be no material effect on the Company's financial position or results of operation.


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

The Company amortizes the difference between the cost basis of its investment in Justice Investors and its share of the net assets in Justice Investors over 40 years.

For the Company?s investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2003
                                                            ----------
Assets
Total current assets                                       $   126,360
Property, plant and equipment, net of
  accumulated depreciation of $12,589,362                    5,622,698
Land                                                         1,124,128
Loan fees and deferred lease costs,
  net of accumulated amortization of $256,918                   53,570
                                                            ----------
    Total assets                                           $ 6,926,756
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    49,419
Long term debt                                               3,687,312
Partners' capital                                            3,190,025
                                                            ----------
    Total liabilities and partners' capital                $ 6,926,756
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the twelve months ended June 30,           2003            2002
                                            ----------      ----------
Revenues                                   $ 3,970,868     $ 5,180,311
Costs and expenses                            (873,097)       (843,187)
                                            ----------      ----------
Net income                                 $ 3,097,771     $ 4,337,124
                                            ==========      ==========

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2003, the Company had obligations for securities sold (equities short) of $8,404,054.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. Included in the net gains on marketable securities of $2,564,131 for the year ended June 30, 2003, are net unrealized gains of $5,054,377 and net realized losses of $2,490,246. Included in the net losses on marketable securities of $9,925,394 for the year ended June 30, 2002, are net unrealized losses of $7,352,254 and net realized losses of $2,573,140.

The Company also invests, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of June 30, 2003, the Company had investments in unlisted companies (other investments) of $1,200,000 with a reserve for loss on other investments totaling $850,000. The investment is presented net of the reserve and is disclosed on the balance sheet as other investments.

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

Units are leased on a short-term basis, with no lease extending beyond one year. At June 30, 2003, rental properties included the following:

  Land                                      $ 2,429,950
  Buildings, improvements and equipment       2,518,124
  Accumulated depreciation on buildings,
    improvements and equipment                 (225,500)
                                              ---------
                                             $4,722,574
                                              =========

NOTE 5 - MORTGAGE NOTES PAYABLE

At June 30, 2003, the balance on mortgage notes payable was $2,340,252. Included in mortgage notes payable balance are two mortgages in the amounts of $1,884,786 and $455,466. The mortgages are collateralized by trust deeds on the respective apartment complexes. The interest rate on the $1,884,786 note is 7.73% for the first 120 months. Principal and interest payments of $13,979 are required monthly until September 23, 2009, at which point, the monthly payments will be recalculated based on a new interest rate of 2.15% in excess of the twelve-month average annual yield of United States Treasury Securities. The new interest rate cannot exceed 11.879%.

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

The annual principal payments on the mortgages and note payable for the five-year period commencing July 1, 2003 are approximately as follows:

          Year ending June 30,
          --------------------
                   2004                 $   28,538
                   2005                     30,747
                   2006                     33,127
                   2007                     35,692
                   2008                     38,456
                   Thereafter            2,173,692
                                         ---------
                            Total       $2,340,252
                                         =========


NOTE 6 - INCOME TAXES

The Company and PSI file separate tax returns for both federal and state purposes. The provision for income taxes benefit(expense) consists of the following:

For the year ended June 30,             2003          2002
                                     ----------    ----------
 Federal
   Current                          $   (18,224)  $    25,290
   Deferred                            (727,255)    3,679,767
                                     ----------    ----------
                                       (745,479)    3,705,057
                                     ----------    ----------
 State
   Current                             (212,146)       (7,010)
   Deferred                             (41,364)      165,798

                                     ----------    ----------
                                       (253,510)      158,788
                                     ----------    ----------
                                    $  (998,989)  $ 3,863,845
                                     ==========    ==========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,              2003          2002
                                     ----------    ----------

  Statutory federal tax rate              34.0 %         34.0%
  State income taxes, net of
   federal tax benefit                     6.0 %          6.0%
  Other                                   (1.0)%          0.6%
                                         ------        ------
                                          39.0 %         40.6%
                                         ======        ======

The components of the Company's deferred tax assets and (liabilities) as of June 30, 2003 are as follows:

  Deferred tax assets
    Net operating losses carryforwards              $ 1,002,279
    Capital losses carryforwards                      2,696,122

                                                      ----------
                                                      3,698,401

  Deferred tax liability
    Deferred gains on real estate sale                 (852,000)
    Unrealized gains on marketable securities        (1,586,357)
    State taxes                                        (100,396)
                                                     ----------

  Net deferred tax asset                            $ 1,159,648
                                                     ==========

As of June 30, 2003, the Company had net operating losses available for carryforward of $2,732,737 for federal income tax and $827,473 for state purposes. The net operating loss carryforward expires in varying amounts through 2021. As of June 30, 2003, the Company also had net capital losses available for carryforward for income tax purposes totaling approximately $6,351,311. The carryforward expires in varying amounts through 2006.

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

Information below represents reporting segments for the year ended June 30, 2003 and 2002. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2003              PROPERTIES    INVESTORS    TRANSACTIONS     OTHER
TOTAL
                           -----------   -----------   -----------   -----------
------------
Operating income           $   419,158   $ 1,471,217  $  2,771,734  $          -
$  4,662,109
Operating expenses            (195,495)            -      (908,229)            -
(1,103,724)
                           -----------   -----------   -----------   -----------
------------
Income before
  mortgage interest and
  depreciation                 223,663     1,471,217     1,863,505             -
3,558,385

Mortgage interest expenses    (204,268)            -             -             -
(204,268)
Depreciation                   (70,513)            -             -             -
(70,513)
General and administrative
  expenses                           -             -             -
(925,695)      (925,695)
Other income                         -             -             -        76,850
76,850
Income tax benefit                   -             -             -
(998,989)      (998,989)
Minority interest                    -             -             -
(444,169)      (444,169)
                           -----------   -----------   -----------   -----------
------------
Net income(losses)         $   (51,118)  $ 1,471,217  $  1,863,505  $
(2,292,003)  $   991,601
                           ===========   ===========   ===========   ===========
============
Total Assets               $ 4,722,574   $ 5,604,161  $ 22,825,245   $ 2,194,705
$ 35,346,686
                           ===========   ===========   ===========   ===========
============

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
$ 19,667,912
                           ===========   ===========   ===========   ===========
============

NOTE 8 - SHAREHOLDERS' EQUITY

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland Village from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. For the years ended June 30, 2003 and 2002, the Company paid preferred stock dividends of $51,516 and $51,516, respectively, to InterGroup.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2003, InterGroup owned approximately 62.9% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 64.8% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 4.2% of the Company's outstanding voting stock as of June 30, 2003. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup has the power to vote approximately 68.8% of the voting shares of the Company.

The InterGroup Corporation allocates corporate expenses to the Company and its subsidiary based on management's estimate of the pro rata utilization of resources. During the years ended June 30, 2003 and 2002, the Company and Portsmouth made payments to InterGroup of approximately $170,656 and $222,900, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

For the years ended June 30, 2003 and 2002, the Company paid preferred stock dividends of $51,516 and $51,516, respectively, to Intergroup.

All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.


                                    --31-

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 8A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2003:


                                  Present
                                  Position           Director
     Name              Age     With the Company        Since       Term to
Expire
--------------------------------------------------------------------------------
------
John V. Winfield      56       Chairman, President     1995        2003 Annual
Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      59       Director (1)(2)         1996        2003 Annual
Meeting

John C. Love          63       Director (1)(2)         1998        2003 Annual
Meeting

Michael G. Zybala     51       Vice President,
                               Secretary, and
                               General Counsel         N/A         N/A

David T. Nguyen       30       Treasurer and           N/A         N/A
                               Controller
---------------------------
(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee


BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1995 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having been appointed as such in April 1996. Mr. Winfield is also the Chairman of the Board, President and Chief Executive Officer of the Company's subsidiary Portsmouth, having held those positions since May of 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of The InterGroup Corporation ("InterGroup"), a public company, and has held those positions since 1987.

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

Michael G. Zybala - Mr. Zybala Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998 and was appointed Treasurer on May 16, 2000, which was a position he held until February 27, 2003. He is also Vice President, Secretary and General Counsel of Portsmouth. Mr. Zybala has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since 1978. Mr. Zybala also serves as Assistant Secretary and counsel to InterGroup and served as its Vice President Operations from January 1999 to July 15, 2002.

David T. Nguyen - Mr. Nguyen was appointed as Treasurer of the Company on February 27, 2003. Mr. Nguyen also serves as Treasurer of InterGroup and Portsmouth, having been appointed to those positions on February 26, 2003 and February 27, 2003, respectively. Mr. Nguyen is a Certified Public Accountant and, from 1995 to 1998, was employed by PricewaterhouseCoopers where he was a Senior Accountant specializing in real estate. Mr. Nguyen has also served as the Company's Controller from 1998 to December 2001 and from December 2002 to present.


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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2003 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company and its subsidiary for fiscal years ended June 30, 2003, 2002 and 2001.


                            SUMMARY COMPENSATION TABLE

                                Annual Compensation
                    ---------------------------------------------
Name and Principal                                              Other Annual
Position                       Year     Salary       Bonus      Compensation
------------------             ----     ------       -----      -------------

John V. Winfield               2003    $199,750(1)   $653,533(2)  $12,000(3)
Chairman, President and        2002    $230,000(1)   $      -     $12,000(3)
Chief Executive Officer        2001    $240,000(1)   $      -     $12,000(3)

Michael G. Zybala              2003    $ 47,250(4)   $  1,875           -
Vice President, Secretary,     2002    $ 88,125(4)   $      -           -
and General Counsel            2001    $ 98,271(4)   $ 11,250           -
-----------------------------

(1) Includes salary received from the Company's subsidiary, Portsmouth, in the amounts of $76,500, $88,125 and $90,000 for the fiscal years 2003, 2002 and 2001 respectively. Does not include compensation received from Santa Fe's parent corporation, InterGroup, of $947,934, $339,109 and $339,322 for fiscal years ended June 30, 2003, 2002 and 2001, respectively.

(2) Amounts shown reflect a performance bonus, approved by the disinterested members of the Board of Directors of the Company and its subsidiary Portsmouth based on the results of Mr. Winfield's management of the Company's securities portfolio for the fiscal year ended June 30, 2003. Of the total amount of the bonus, $411,355 was paid by Portsmouth.

(3) Amounts shown reflect regular annual director's fees paid by Santa Fe and Portsmouth, each in the amount of $6,000. During fiscal 2003, 2002 and 2001, the Company and Portsmouth also paid combined annual premiums of $42,500 and $42,500, respectively, for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(4) Approximately $37,800, $70,500 and $87,500 of Mr. Zybala's salary and bonus was allocated to Portsmouth in fiscal years 2003, 2002 and 2001, respectively. Does not include total compensation received from Santa Fe's parent corporation, InterGroup, of $16,375, $33,375 and $35,677 for fiscal years ended June 30, 2003, 2002 and 2001, respectively.

As a small business issuer, Santa Fe has no compensation committee. Executive Officer compensation is set by disinterested members of the Board of Directors. Santa Fe has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Santa Fe and any executive officer, nor is there any termination-of-employment or change-in-control arrangements.

On July 18, 2003, the disinterested members of the Board of Directors established a performance compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The Company's previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established by the Board, Mr. Winfield will be entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts will be calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. The compensation program shall be administered so that total amount of compensation paid to Mr. Winfield in any tax year will not exceed $1 million. This performance compensation program may be modified or terminated at the discretion of the Board.


Internal Revenue Code Limitations
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. No compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

                            DIRECTOR COMPENSATION

The bylaws of Santa Fe permit directors to be paid a fixed sum for attendance at each meeting of the Board or a stated salary as director. Each director is paid a fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985. Members of the Company's Audit Committee also receive a fee of $500 per quarter.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 15, 2003, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          89,858(3)                   7.7%
Allied Mutual Insurance
  Services ("AMI")
First Floor, Times Place,
45 Pall Mall
London SW1Y5GP, United Kingdom

The InterGroup Corporation              804,396(4)                  64.8%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.2%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          853,796(5)                  68.8%
  John V. Winfield as a group
------------------------------

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,210 shares of Common Stock issued and outstanding as of September 15, 2003, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based on their Statement on Schedule 13D (Amendment No. 6) dated June 13, 2001, GPG and its wholly-owned subsidiary AMI claim shared power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, 89,858 shares (post stock split) of Santa Fe's Common Stock owned beneficially and of record by GPG and through AMI.

(4) InterGroup is the beneficial owner of 740,796 shares of Common Stock and 63,600 shares of convertible, voting preferred stock, which shares are entitled to vote as if converted to Common Stock.

(5) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 58.6% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

(b) Security Ownership of Management

The following table sets forth, as of September 15, 2003, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        853,796(3)                  68.8%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

David T. Nguyen                               0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             853,796                     68.8%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,210 shares of Common Stock issued and outstanding as of September 15, 2003, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 740,796 shares of Common Stock and 63,600 shares of convertible, voting preferred stock. As the President, Chairman of the Board and a 58.6% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 2.9% shareholder of InterGroup as well as a Director thereof. John C. Love is also a Director of InterGroup and a less than 1% shareholder.

Security Ownership of Management in Subsidiary

As of September 15, 2003, Santa Fe was the record and beneficial owner of 505,207 shares of its subsidiary, Portsmouth, and 2,500 shares are owned by Santa Fe's parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 69.2% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


(c) Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions

As of September 15, 2003, Santa Fe and InterGroup owned 69.2% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 68.8% of the voting stock of Santa Fe. All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management's estimate of the pro rata utilization of resources. During the fiscal years ended June 30, 2003 and 2002, the Company and Portsmouth made payments to InterGroup of approximately $170,656 and $222,900, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset. During fiscal 2003 and 2002, Portsmouth also paid annual consulting fees to an officer of InterGroup in the amount of $62,004 and $86,400, respectively.

In September 1999, the Company's subsidiary, Woodland Village, obtained a 5-year interest only note in the amount of $162,563 from InterGroup. The note carries a 7.75% interest rate and was scheduled to mature on September 29, 2004. In September 2002, the Company repaid InterGroup $162,563 and assumed the note.

During each of the fiscal years 2003 and 2002, the Company paid $51,516 in preferred stock dividends to InterGroup.


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

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2003 and 2002, the Company paid annual premiums of $25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2003 and 2002, Portsmouth paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield.

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

   21.    Subsidiaries:

          (1) Portsmouth Square, Inc. (68.8%)
              Incorporated on July 6, 1967 in California

          (2) Intergroup Woodland Village, Inc. (55.4%)
              Incorporated on August 5, 1993 in Ohio

          (3) 614 Acanto Properties, Inc. (100%)
              Incorporated on November 7, 2001 in California

  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

  32.1    Certification of Chief Executive Officer Pursuant to 18
          U.S.C. Section 1350.

  32.2    Certification of Chief Financial Officer Pursuant to 18
          U.S.C. Section 1350.

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


(c) Financial Statements and Schedules Required by Regulation S-X
    -------------------------------------------------------------

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                   F-1

Balance Sheets -- December 31, 2002 and 2001                   F-2

Statements of Income and Partners' Capital - Years             F-3
  Ended December 31, 2002 and 2001

Statements of Cash Flows -- Years Ended                        F-4
  December 31, 2002 and 2001

Notes to Financial Statements -- December 31, 2002 and 2001    F-5


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2003 and 2002 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                        Fiscal 2003 - $34,000
                        Fiscal 2002 - $33,635

There were no fees paid to PricewaterhouseCoopers LLP for "Audit Related Fees", "Tax Fees" or for "Other Fees" as defined in Item 9(e) of Schedule 14A.

All of the services and fees described above were approved by the Company's Audit Committee. It is the Audit Committee's policy to approve all services to be performed by the Company's principal accountant prior to the rendering of those services.

All hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons that were the full time, permanent employees of PricewaterhouseCoopers LLP.

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SANTA FE FINANCIAL CORPORATION
                                                        (Registrant)

Date: September 26, 2003                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 26, 2003                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: September 26, 2003                      by /s/ David T. Nguyen
                                                 ---------------------------
                                                 David T. Nguyen, Treasurer
                                                 and Controller
                                                 (Principal Financial Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 26, 2003              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board


Date: September 26, 2003              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director

Date: September 26, 2003              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director

                        Independent Auditors' Report
                        ----------------------------

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying balance sheets of Justice Investors (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (a limited partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Burr, Pilger & Mayer LLP


San Francisco, California
January 24, 2003

                           JUSTICE INVESTORS
                        (a limited partnership)
                             BALANCE SHEETS
                       December 31, 2002 and 2001
                       --------------------------

                                ASSETS                  2002         2001
                                ------                  ----         ----
Current assets:
  Cash                                              $    5,469     $  245,797
  Rents receivable:
   Hotel                                               110,687      1,188,656
   Garage-related party                                113,395        115,356
   Other                                                   200              -
  Due from partner                                         961              -
  Prepaid expenses                                      10,000          1,869
                                                     ---------      ---------
       Total current assets                            240,712      1,551,678
                                                     ---------      ---------
Property and equipment:
  Office equipment (net of accumulated
    depreciation of $5,553 in 2002 and 2001)                 -              -
  Building and improvements on operating
    leases (net of accumulated depreciation of
    $12,434,823 in 2002 and $12,096,271
    in 2001)                                         3,011,179      3,349,731
  Construction in progress                             481,403              -
  Land                                               1,124,128      1,124,128
                                                     ---------      ---------
       Total property and equipment                  4,616,710      4,473,859
                                                     ---------      ---------
Other assets:
 Loan fees (net of accumulated amortization
   of $229,135 in 2002 and $195,570 in 2001)            59,122         88,687
 Deferred lease costs (net of accumulated
   amortization of $12,185 in 2002 and
   $10,708 in 2001)                                      9,970         11,447
                                                     ---------      ---------
       Total other assets                               69,092        100,134
                                                     ---------      ---------
                                                    $4,926,514     $6,125,671
                                                     =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Current liabilities:
  Trade accounts payable and accrued expenses       $   25,049     $   48,521
  Rents received in advance                                  -        206,250
  Accrued interest                                       3,895          2,349
  Due to partner                                           100         15,971
                                                     ---------      ---------
       Total current liabilities                        29,044        273,091
Long-term debt                                       1,137,767      1,000,000
                                                     ---------      ---------
       Total liabilities                             1,166,811      1,273,091
                                                     ---------      ---------
Partners' capital                                    3,759,703      4,852,580
                                                     ---------      ---------
                                                    $4,926,514     $6,125,671
                                                     =========      =========

The accompanying notes are an integral part of these financial statements.

                           JUSTICE INVESTORS
                         (a limited partnership)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL
                for the years ended December 31, 2002 and 2001
                ----------------------------------------------

                                                       2002           2001
                                                       ----           ----
Rental income:
  Hotel - base rent                                $ 2,500,000   $ 2,500,000
  Hotel - additional rent                              136,961     2,706,656
  Garage - related party                             1,410,698     1,385,425
  Other                                                  2,400         2,400
                                                     ---------     ---------
      Total rental income                            4,050,059     6,594,481
                                                     ---------     ---------

Operating expenses:
  Interest                                              25,613        20,268
  Depreciation and amortization                        369,594       386,970
  Lease commission                                      26,370        52,066
  Property taxes                                        43,286        42,493
  General and administrative:
    Administrative fees - general partners             150,000       197,762
    Accounting fees                                      2,225         2,200
    Audit and tax preparation                           39,161        41,159
    Bank charges                                        12,455         9,985
    Consultants                                         30,313        28,065
    Franchise taxes                                        971           800
    Insurance expense                                   48,619        44,910
    Legal fees                                          14,401        80,614
    Repairs and maintenance                              8,353         5,218
    Miscellaneous                                        3,710         2,356
                                                     ---------     ---------
      Total operating expenses                         775,071       914,866
                                                     ---------     ---------

Other income:
  Interest income                                          135        10,682
  Miscellaneous income                                       -       629,406
                                                     ---------     ---------
      Total other income                                   135       640,088
                                                     ---------     ---------
      Net Income                                     3,275,123     6,319,703

Partners' capital at beginning of period             4,852,580     5,252,877

Less distributions to partners                      (4,368,000)   (6,720,000)
                                                     ---------     ---------
Partners' capital at end of period                 $ 3,759,703   $ 4,852,580
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                                JUSTICE INVESTORS
                              (a limited partnership)
                              -----------------------

                             Statements of Cash Flows
                  for the years ended December 31, 2002 and 2001
                  ----------------------------------------------



                                                        2001          2000
                                                        ----          ----
Cash flows from operating activities:
  Net income                                        $ 3,275,123   $ 6,319,703
  Adjustments to reconcile net income to
     net cash provided by operating
     activities-depreciation and amortization           369,594       386,970
  Changes in operating assets and liabilities:
   Decrease in rents receivable and due from
     partner                                          1,078,769     1,500,580
   (Increase) decrease in prepaid expenses               (8,131)        3,237
   Decrease in trade accounts payable
     and accrued expenses                               (23,472)      (55,872)
   Decrease increase in rents received in advance      (206,250)      206,250
   (Decrease) increase in due partner                   (15,971)       15,971
    Decrease (increase) in accrued interest               1,546       (11,042)
                                                      ---------     ---------
      Net cash provided by operating activities       4,471,308     8,365,797
                                                      ---------     ---------
Cash flows from investing activities:
  Purchase of property and equipment -
     Construction in progress                          (481,403)            -
                                                      ---------     ---------
Cash flows from financing activities:
  Distributions to partners                          (4,368,000)   (6,720,000)
  Net proceeds (payments) on long-term debt             137,767    (1,400,000)
                                                      ---------     ---------

      Net cash used in financing activities          (4,230,233)   (8,120,000)

      Net (decrease) increase in cash
        and cash equivalents                           (240,328)      245,797

Cash and cash equivalents at beginning of year          245,797             -
                                                      ---------     ---------

Cash and cash equivalents at end of year            $     5,469   $   245,797
                                                      =========     =========

Supplemental disclosures of cash flows
   information-cash paid during the year for

  Interest                                          $   24,067    $    31,310
                                                      ========      =========
  Franchise taxes                                   $      971    $       800
                                                      ========      =========


The accompanying notes are in integral part of these financial statements.

                            JUSTICE INVESTORS

                             (a limited partnership

                          Notes to Financial Statements
                          -----------------------------

1.  Organization
    ------------

Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The Partnership leases the hotel to Felcor Lodging Trust, Inc. (Felcor) and is operated under the name Holiday Inn. The hotel lease provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The Partnership leases the parking garage to Evon Garage Corporation (Evon), a general partner. The parking garage lease provides for payments of certain percentages of parking receipts to November 30, 2010. See Note 4-Leasing Arrangements.

The Partnership operates in one business segment, the development and lease of hotel and related facilities.


2.  Summary of Significant Accounting Policies
    ------------------------------------------

Rents Receivable
----------------
Management believes that all rents receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded as of December 31, 2002.

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

Construction in Progress
------------------------
Construction in progress at December 31, 2002 consisted of accumulated incurred costs through December 31, 2002 for a spa and new meeting rooms that will substantially be complete in 2003, at which time the aggregate costs of construction in progress will be transferred to property and equipment and depreciation will commence upon transfer.

Loan Fees and Deferred Lease Costs
----------------------------------
Loan fees are stated at cost and amortized using the straight line method over 10 years. Deferred lease costs are stated at cost and amortized using the straight line method over 15 years.

Trade Accounts Payable
----------------------
The Partnership's banking system provides for the daily replenishment of bank accounts from the line of credit as checks are presented. Accordingly, included in trade accounts payable at December 31, 2002 and 2001 is $20,970 and $59,254, respectively, representing the excess of outstanding checks over cash on deposit at the bank upon which the checks were drawn.

                                 Continued

                              JUSTICE INVESTORS
                            (a limited partnership

                     Notes to Financial Statements, Continued
                     ----------------------------------------


2. Summary of Significant Accounting Policies, continued
--------------------------------------------------------

Long-Lived Assets
-----------------
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of a long-lived asset may not be recoverable based upon the relevant facts and circumstances, the Partnership estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less then the carrying value of the asset, the Partnership will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

Revenue Recognition
-------------------
The Partnership recognizes rental income over the lease term as it becomes receivable according to the provisions of the leases. The leases contain provisions for a base rent plus a percentage of the lessees' revenues. See
Note 4-Leasing Arrangements.

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

Fair value of Financial Instruments
-----------------------------------
The Partnership's financial instruments are cash, accounts receivable, accounts payable, and long-term debt. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded value of long term debt approximates the fair value, as interest approximates market rates.

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

                                 Continued

                             JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to Financial Statements, Continued
                    ----------------------------------------

3.  Long-Term Debt
    --------------

The Partnership has a revolving reducing line of credit agreement with a bank that is collateralized by the first deed of trust on the hotel land and property and the Partnership's interest in the hotel and garage leases. Balances accrue interest at either prime rate per annum or at LIBOR plus 2% per annum to a capped rate of 9.5% on balances up to $4,000,000. The outstanding balances under the agreement at December 31, 2002 and 2001 were $1,137,767 and $1,000,000, respectively. The balances were accruing interest at 3.5% and 4.25% at December 31, 2002. The line of credit matures on December 31, 2004.

Under the terms of the agreement, the line of credit is subject to a declining maximum credit limit as follows:

                     2003                    $4,970,590
                     2004                    $4,470,275


4.  Leasing Arrangements
    --------------------

The Partnership leases the hotel and parking garage facilities under noncancelable operating leases.

The hotel lease with Felcor provides for minimum monthly payments of $208,333 plus an additional percentage rent. The percentage rent is based on the greater of a) 20% of the gross room revenue of the lessee or b) $2,500,000 plus 50% of the lessee's cash available. Cash available is defined as the gross room revenue plus other revenue less operating expenses of the lessee less the base rent of $2,500,000 less $1,250,000. Rents due under the 20% of gross room revenue provision are payable monthly and are calculated based on cumulative gross room revenues on a calendar basis. Rents due on the 50% of cash available provision are payable annually in December. Additional hotel percentage rent received during 2002 and 2001 was $136,961 and $2,706,656, respectively.

The parking garage lease with Evon provides for minimum monthly payments of $19,764 plus an additional percentage rent. The percentage rent is based on 60% of the gross parking revenues and is due monthly. Additional garage percentage rent received during 2002 and 2001 was $1,173,530 and $1,148,257, respectively.

Minimum future rentals to be received under non-cancelable leases as of December 31, 2002 for each of the next five years and in the aggregate are:

                                  Hotel          Garage        Total
                                  -----          ------        -----
    2003                       $ 2,500,000   $   237,168      2,737,168
    2004                         2,500,000       237,168      2,737,168
    2005                                 -       237,168        237,168
    2006                                 -       237,168        237,168
    2007                                 -       237,168        237,168
    Thereafter                           -       691,740        691,740
                                ----------     ---------     ----------
                               $ 5,000,000   $ 1,877,580   $  6,877,580
                                ==========     =========     ==========

                                 Continued

                            JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to Financial Statements, Continued
                    ----------------------------------------

5.  Commitments
    -----------

Administrative Fees-General Partners
------------------------------------
The Partnership has an arrangement with its two general partners, Evon amd Portsmouth Square, Inc. (Portsmouth), under which it pays three percent of the first $10,000,000 of gross rents to the general partners. Of the first $150,000 payable, eighty percent is due Evon and twenty percent is due to Portsmouth. Any compensation in excess of $150,000 is split equally between Evon and Portsmouth.

Administrative fees paid to Evon and Portsmouth for 2002 and 2001 are as follows:

                                      2002          2001
                                      ----          ----

                 Evon               $120,000      $143,881
                 Portsmouth           30,000        53,881
                                     -------       -------
                                    $150,000      $197,762
                                     =======       =======

As of December 31, 2002, the Partnership had prepaid $10,000 of administrative fees to Evon. As of December 31, 2001, the Partnership had administrative fees payable to the general partners of $47,762, which is included in accounts payable in the accompanying balance sheet.

Lease Commission
----------------

The Partnership is obligated to pay a lease commission of 1% of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2009.


6.  Related Party Transactions
    --------------------------
During 2002 and 2001, the Partnership incurred expenses for legal services of $14,401 and $80,384, respectively, which were rendered by a limited partner.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $1,410,698 and $1,385,425 during 2002 and 2001, respectively, under the terms of the lease agreement, see Note 4-Leasing Arrangements. Rents receivable from Evon at December 31, 2002 and 2001 were $113,395 and $115,356, respectively.

                                  Continued

                            JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to Financial Statements, Continued
                    ----------------------------------------


7.  Concentration of Credit Risk
    ----------------------------

Revenue and Receivables
-----------------------
The Partnership earns rental revenues under two operating leases, see Note 4-Leasing Arrangements. The Partnership received 100% of its revenue related to the hotel from Felcor and 100% of its revenue related to the parking garage from Evon. Rents receivable at December 31, 2002 and 2001 consist of the amounts due under the leases as follows:

                                                       2002           2001
                                                       ----           ----

         Hotel receivable-Felcor                  $  110,687      $1,188,656
         Garage receivable-Evon                      113,395         115,356
         Other                                           200               -
                                                   ---------       ---------
                                                  $  224,282      $1,304,012
                                                   =========       =========

Felcor is a public company that is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934.


8.  Arbitration Settlement
    ----------------------

During 2001, the Partnership settled a dispute with Felcor, the hotel lessee, related to the computation of the percentage rent due for calendar years 1998, 1999, and 2000 under the lease between the Partnership and Felcor. The Partnership received a settlement payment of $600,000, which is included in miscellaneous income in the accompanying income statement.

36

Page 1 of 11
Page 1 of 1