Form 10QSB
period 2003-09-30
SANTA FE FINANCIAL CORP
filed 2003-11-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2003

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of November 10, 2003.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - September 30, 2003 (Unaudited)          3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended September 30, 2003 and September 30, 2002       4

    Consolidated Statements of Cash Flows (Unaudited) -
      Three Months ended September 30, 2003 and September 30, 2002       5

    Notes to Consolidated Financial Statements                           6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 11

  Item 3. Controls and Procedures                                       15


PART II. OTHER INFORMATION

  Item 5.  Other Information                                            16

  Item 6.  Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                              17

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of September 30,                                            2003
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    242,420
  Investment in marketable securities                       26,181,955
  Investment in Justice Investors                            5,456,480
  Rental property                                            4,709,100
  Other investments                                            350,000
  Deferred income tax asset                                  1,585,525
  Other assets                                                 332,502
                                                           -----------
Total assets                                              $ 38,857,982
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  5,173,824
  Obligations for securities sold                           12,752,273
  Mortgage notes payable                                     2,333,323
  Accounts payable and accrued expenses                        548,057
                                                           -----------
Total liabilities                                           20,807,477
                                                           -----------

Minority interest                                            5,198,575
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          4,860,862
  Treasury stock, at cost, 97,828 shares                      (950,838)
                                                           -----------
Total shareholders' equity                                  12,851,930
                                                           -----------
Total liabilities & shareholders' equity                  $ 38,857,982
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended September 30,            2003            2002
                                                ----------      ----------
Real estate operations:
  Rental income                                $   107,523    $     98,598
  Property operating expense                       (56,981)        (52,031)
  Mortgage interest expense                        (50,663)        (44,182)
  Depreciation expense                             (18,202)        (17,401)
                                                ----------      ----------
    Loss from real estate operations               (18,323)        (15,016)
                                                ----------      ----------

  General and administrative expense              (218,523)       (216,309)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                       246,345         499,287
                                                 ---------       ----------
Other income (loss):
  Net gains(losses) on marketable securities       677,909      (1,163,922)
  Dividend and interest income                      62,239          69,086
  Margin interest and trading expenses            (107,456)        (38,106)
  Other income                                      12,668          23,032
                                                ----------      ----------
    Total other income(loss)                       645,360      (1,109,910)
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                                 654,859        (841,948)

Income tax (expense)benefit                       (261,944)        331,687
                                                ----------      ----------
Income(loss) before minority interest              392,915        (510,261)

Minority interest                                 (101,513)         55,309
                                                ----------      ----------
Net income(loss)                                $  291,402      $ (454,952)

Preferred stock dividend                           (12,879)        (12,879)
                                                ----------      ----------
Income(loss) available to common shareholders   $  278,523      $ (467,831)
                                                ==========      ==========
Basic income(loss) per share                    $     0.24      $    (0.40)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========
Diluted income(loss) per share                  $     0.22      $    (0.40)
                                                ==========      ==========
Diluted weighted average number of shares
  outstanding                                    1,241,810       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                         Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the three months ended September 30,               2003          2002
                                                   ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                $   291,402   $  (454,952)
  Adjustments to reconcile net income(loss) to
   net cash used in operating activities:
    Equity in net income of Justice Investors        (246,345)     (499,287)
    Net unrealized gains on marketable securities    (687,193)     (352,486)
    Minority interest                                 101,513       (55,309)
    Depreciation expense                               18,202        17,401
    Changes in operating assets and liabilities:
      Investment in marketable securities          (3,019,518)    2,597,615
      Other assets                                    576,259        25,844
      Deferred tax asset                             (425,877)     (707,329)
      Accounts payable and accrued expenses          (437,818)       79,794
      Due to securities broker                       (661,134)      (92,273)
      Obligations for securities sold               4,348,219       263,413
                                                   ----------    ----------
  Net cash (used in)provided by operating
   activities                                        (142,290)      822,431
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors           397,404       501,984
                                                   ----------    ----------
  Net cash provided by investing activities           397,404       501,984
                                                   ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable          (6,929)       (6,438)
  Dividends paid to preferred shareholders            (12,879)      (12,879)
  Dividends paid to minority shareholders            (114,455)      (63,102)
  Notes receivable                                          -      (162,564)
                                                   ----------    ----------
Net cash used in financing activities                (134,263)     (244,983)
                                                   ----------    ----------
Net increase in cash and cash equivalents             120,851     1,079,432

Cash and cash equivalents at beginning of period      121,569     1,544,656
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   242,420   $ 2,624,088
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

The Company's operations primarily consist of managing a hotel property through its managing interest in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 68.8% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a three-unit apartment building in Los Angeles.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2003.

Certain reclassifications have been made to the financial statements as of September 30, 2002 and for the three months then ended to conform to the financial statements as of and for the three months ended September 30, 2003 presentation.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are its convertible voting preferred stock which are convertible to common stock. The convertible voting preferred stocks are included in diluted earnings per share by application of the treasury stock method. As of September 30, 2003, the Company had 63,600 convertible preferred stocks that were considered potentially dilutive common shares. These amounts were included in the calculation for diluted earnings per share.

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

The Company amortizes the difference between the cost basis of its investment in Justice Investors and its share of the net assets allocable to depreciable assets of Justice Investors over 40 years.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2003
                                                            ----------
Assets
Total current assets                                       $   146,757
Loan fees and deferred lease costs,
  net of accumulated amortization of $13,293                    45,810
Property, plant and equipment, net of
  accumulated depreciation of $12,751,272                    5,929,551
Construction in progress                                       166,137
Land                                                         1,124,128
                                                            ----------
    Total assets                                           $ 7,412,383
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   152,013
Long term debt                                               4,331,985
Partners' capital                                            2,928,385
                                                            ----------
    Total liabilities and partners' capital                $ 7,412,383
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,        2003            2002
                                            ----------      ----------
Revenues                                   $ 1,011,881     $ 1,191,473
Costs and expenses                            (474,208)       (188,888)
                                            ----------      ----------
Net income                                 $   537,673     $ 1,002,585
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

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2003, the Company had obligations for securities sold (equities short) of $12,752,273.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. Included in the net gains on marketable securities of $677,909 for the three months ended September 30, 2003, are net unrealized gains of $687,193 and net realized losses of $9,284. Included in the net losses on marketable securities of $1,163,922 for the three months ended September 30, 2002, are net unrealized gains of $352,486 and net realized losses of $1,516,408.


4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a 3 unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At September 30, 2003, rental property included the following:

  Land                                          $ 2,429,950
  Buildings, improvements, and equipment          2,522,851
  Accumulated depreciation on buildings,
   improvements, and equipment                     (243,701)
                                                 ----------
                                                $ 4,709,100
                                                 ==========

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

Information below represents reporting segments for the three months ended September 30, 2003 and for the three months ended September 30, 2002. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                REAL ESTATE
                          -------------------------
Three months ended          Rental       Justice      Investment
September 30, 2003            Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   107,523   $   246,345       740,148   $         -  $   1,094,016
Operating expenses            (56,981)            -      (107,456)            -       (164,437)
                          -----------   -----------   -----------   -----------   ------------
                               50,542       246,345       632,692             -        929,579
Mortgage interest
 expenses                     (50,663)            -             -             -        (50,663)
Depreciation                  (18,202)            -             -             -        (18,202)
General and administrative
 expenses                           -             -             -      (218,523)      (218,523)
Other income                        -             -             -        12,668         12,668
Income tax benefit                  -             -             -      (261,944)      (261,944)
Minority interest                   -             -             -      (101,513)      (101,513)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (18,323)  $   246,345   $   632,692   $  (569,312)  $    291,402
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,709,100   $ 5,456,480   $26,531,955   $ 2,160,447   $ 38,857,982
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
                          ===========   ===========   ===========   ===========   ============



7.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three ended September 30, 2003, these expenses were approximately $41,700. For the three ended September 30, 2002, these expenses were approximately $43,328.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions an increased competition in the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below in the Company's Form 10-KSB for the year ended June 30, 2003, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended September 30, 2003 Compared to Three Months
Ended September 30, 2002

The Company had net income of $291,402 for the three months ended September 30, 2003 compared to a net loss of $454,952 for the three months ended September 30, 2002. The change was primarily due to the increase in gains on marketable securities compared to losses partially offset by the decrease in equity in income of Justice Investors and the increase in margin interest and trading expenses.

The equity in net income of Justice Investors decreased significantly to $246,345 from $499,287. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating the physical inspection of the hotel and the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel. Partnership revenues also declined approximately 15% due to a decrease in hotel occupancy rates to approximately 79% from 81% and a decrease in average room rates to approximately $90 from $95. A combination of factors continues to impact the hotel operations. First, the

San Francisco Bay Area has been very slow to recover from the devastating impact that the terrorist attacks of September 11, 2001 had on tourism and the hospitality industry. Second, the weak economy in the Bay Area, as result of the failure of numerous internet and technology companies, coupled with corporate relocations, has decreased business travel. Third, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to capture a share of a declining market. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains(losses) on marketable securities changed to gains of $677,909 for the three months ended September 30, 2003 from losses of $1,163,922 for the three months ended September 30, 2002. For the three months ended September 30, 2003, the Company had net unrealized gains of $687,193 and net realized losses of $9,284. For the three months ended September 30, 2002, the Company had net unrealized gains of $352,486 and net realized losses of $1,516,408. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Margin interest and trading expenses increased to $107,456 from $38,106 primarily due to the increase in margin interest expense to $72,785 from $21,947 as the result of maintaining higher average daily margin balances. The remaining increase is due to higher trading activity.

Income tax (expense) benefit changed to an expense of $261,944 from a tax benefit of $331,687 as the result of income generated in the current quarter ended September 30, 2003, compared to the loss generated in the quarter ended September 30, 2002.

Minority interest changed to an expense of $101,513 from a benefit of $55,309 as the result of the income generated during the current quarter ended September 30, 2003 by the Company's subsidiary, Portsmouth, as compared to a loss incurred during the quarter ended September 30, 2002.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 116 different equity positions. Only two equity securities are more than 5% of the equity value of the portfolio, with the largest being 6.8%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the composition of the Company's marketable securities by selected industry groups as of September 30, 2003.
                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 7,076,849               27.0%
   Telecommunications and media          4,465,497               17.1%
   Semiconductor, software, internet,
    and computer                         3,995,642               15.3%
   REITs, Lodging, home builders, and
    Hotels                               3,290,864               12.6%
   Airlines and defense                  1,862,160                7.1%
   Apparel, food and consumer goods      1,631,780                6.2%
   Insurance and banks                   1,429,696                5.5%
   Chemicals, materials, metals,
    and mining                           1,451,237                5.5%
   Other                                   978,230                3.7%
                                        ----------              ------
                                       $26,181,955              100.0%
                                        ==========              ======


The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three months ended September 30, 2003 and September 30, 2002, respectively.


                                     Three months ended    Three month ended
                                     September 30, 2003    September 30, 2002
                                       ------------           ------------
Net gain(losses) on marketable
 securities                            $    677,909          $  (1,163,922)
Dividend & interest income                   62,239                 69,086
Margin interest expense                     (72,785)               (21,947)
Trading and management expenses             (34,671)               (16,159)
                                       ------------           ------------
Investment income (loss)               $    632,692          $  (1,132,942)
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

As a result of the significant decline in partnership revenues due to the slowdown in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 and the uncertain geopolitical situation, have had on tourism and the hospitality industry, Justice Investors imposed significant cuts in partnership distributions. As a result, cash distributions received from Justice Investors decreased to $1,974,470 in fiscal 2003 from $3,262,896 in 2002.

The general partners of Justice Investors continue to review and analyze the operations of the hotel on a monthly basis to determine an appropriate monthly distribution. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective September 2003 through December 2003, monthly partnership distributions were cut an additional 50% reducing Portsmouth's monthly distribution amount from $158,961 to $79,480. Justice Investors also determined that it would not borrow further against its line of credit to support partnership distributions. The general partners will continue to closely monitor the operating results and partnership expenses and will make appropriate adjustments to partnership distributions as required.

The Company does not consider Felcor and Evon, the two significant lessees of the hotel property, to be a credit risk. Evon has been the garage lessee since the property became operational and has never missed a rent payment in over thirty years of operations. The garage is subleased by Evon to Ampco Parking, a major parking garage operating company. Felcor Lodging Trust, Inc. is a public company listed on the New York Stock Exchange (NYSE: FCH) and is one of the largest real estate investment trusts in the United States. Portsmouth monitors Felcor's public filings on a regular basis. The hotel lease provides for significant minimum annual rent of $2,500,000. There is no indication that Felcor will not be able to meet its rental obligations in the future. The initial term of the hotel lease expires on December 31, 2004; however, the lessee has an option to renew the lease for an additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the lease, the lessee has to notify Justice Investors of its intention to exercise the five-year option by December 31, 2003. As a general partner in Justice Investors, Portsmouth also works with the managing general partner in overseeing Felcor's compliance with the other provisions of its lease.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

The recovery of tourism, the hotel industry and general economy in the San Francisco Bay Area continues to lag behind that of many cities. The increase in competition has also added additional challenges to an already difficult business environment. Although the Company has suffered a significant decline in revenues and partnership distributions as a result of those factors, management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.

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


Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II. OTHER INFORMATION


Item 5.  Other Information

By letter dated November 3, 2003, the Company") was notified by the Staff of The Nasdaq Stock Market ("Nasdaq") of its determination that the Company's securities would be delisted from the Nasdaq SmallCap Market at the opening of business on November 12, 2003. The Company had previously been notified by the Nasdaq Staff that it no longer meets the minimum 500,000 publicly held shares requirement for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c)(7) and was required to submit a plan to achieve and sustain compliance with all Nasdaq SmallCap listing requirements.

After consideration of the fees, additional listing requirements and related costs necessary to maintain the Company's Nasdaq SmallCap listing, and other factors, Santa Fe's Board of Directors decided that it would not be in the best interests of the Company and its shareholders to continue with that listing and the Company elected not to submit a plan of compliance. The Company's common stock became eligible for trading on the OTC Bulletin Board under its current symbol of SFEF, effective with the opening of business on November 12, 2003.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

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


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: November 14, 2003                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 14, 2003                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: November 14, 2003                   by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer)