Form 10QSB
period 2003-12-31
SANTA FE FINANCIAL CORP
filed 2004-02-13
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2003

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of February 12, 2003.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - December 31, 2003 (Unaudited)           3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended December 31, 2003 and December 31, 2002         4

    Consolidated Statements of Operations (Unaudited) -
      Six Months ended December 31, 2003 and December 31, 2002           5

    Consolidated Statements of Cash Flows (Unaudited) -
      Six Months ended December 31, 2003 and December 31, 2002           6

    Notes to Consolidated Financial Statements                           7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 14

  Item 3. Controls and Procedures                                       20


PART II. OTHER INFORMATION

  Item 5.  Other Information                                            21

  Item 6.  Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                              22

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of December 31,                                            2003
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    204,952
  Investment in marketable securities                       33,515,083
  Investment in Justice Investors                            5,492,028
  Rental property, net                                       4,690,806
  Other investments                                            300,000
  Deferred income tax asset                                    982,560
  Other assets                                                 310,541
                                                           -----------
Total assets                                              $ 45,495,970
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $ 10,614,030
  Obligations for securities sold                           12,852,563
  Mortgage notes payable                                     2,326,250
  Accounts payable and accrued expenses                        700,700
                                                           -----------
Total liabilities                                           26,493,543
                                                           -----------

Minority interest                                            5,428,090
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          5,583,269
  Treasury stock, at cost, 97,828 shares                      (950,838)
                                                           -----------
Total shareholders' equity                                  13,574,337
                                                           -----------
Total liabilities & shareholders' equity                  $ 45,495,970
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended December 31,            2003            2002
                                                ----------      ----------
Real estate operations:
  Rental income                                $    87,615    $    108,828
  Property operating expense                       (39,755)        (51,465)
  Mortgage interest expense                        (50,649)        (58,213)
  Depreciation expense                             (18,294)        (17,961)
                                                ----------      ----------
    Loss from real estate operations               (21,083)        (18,811)
                                                ----------      ----------

  General and administrative expenses             (235,617)       (240,391)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                       273,925         371,444
                                                 ---------       ----------
Other income (loss):
  Net gains on marketable securities             1,849,507         551,413
  Dividend and interest income                      88,793          35,415
  Margin interest and trading expenses            (362,337)        (63,540)
  Other income, net                                 14,703          14,523
                                                ----------      ----------
    Total other income                           1,590,666         537,811
                                                ----------      ----------
Income before income taxes and
 minority interest                               1,607,891         650,053

Income tax expense                                (643,156)       (269,081)
                                                ----------      ----------
Income before minority interest                    964,735         380,972

Minority interest                                 (229,448)        (86,253)
                                                ----------      ----------
Net income                                      $  735,287      $  294,719

Preferred stock dividend                           (12,879)        (12,879)
                                                ----------      ----------
Income available to common shareholders         $  722,408      $  281,840
                                                ==========      ==========
Basic income per share                          $     0.61      $     0.24
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========



See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the six months ended December 31,               2003            2002
                                                ----------      ----------
Real estate operations:
  Rental income                                $   195,138    $    207,426
  Property operating expense                       (96,736)       (103,496)
  Mortgage interest expense                       (101,312)       (102,395)
  Depreciation expense                             (36,496)        (35,362)
                                                ----------      ----------
    Loss from real estate operations               (39,406)        (33,827)
                                                ----------      ----------

  General and administrative expenses             (454,140)       (456,700)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                       520,270         870,731
                                                 ---------      ----------
Other income (loss):
  Net gains(losses) on marketable securities     2,527,416        (612,509)
  Dividend and interest income                     151,032         104,501
  Margin interest and trading expenses            (469,793)       (101,646)
  Other income, net                                 27,371          37,555
                                                ----------      ----------
    Total other income(loss)                     2,236,026        (572,099)
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                               2,262,750        (191,895)

Income tax (expense)benefit                       (905,100)         62,606
                                                ----------      ----------
Income(loss) before minority interest            1,357,650        (129,289)

Minority interest                                 (330,961)        (30,944)
                                                ----------      ----------
Net income(loss)                                $1,026,689      $ (160,233)

Preferred stock dividend                           (25,758)        (25,758)
                                                ----------      ----------
Income(loss) available to common shareholders   $1,000,931      $ (185,991)
                                                ==========      ==========
Basic income(loss) per share                    $     0.85      $    (0.16)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                         Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the six months ended December 31,                  2003          2002
                                                   ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                $ 1,026,689   $  (160,233)
  Adjustments to reconcile net income(loss) to
   net cash used in operating activities:
    Equity in net income of Justice Investors        (520,270)     (870,731)
    Net unrealized gains on marketable securities  (1,265,572)   (1,448,243)
    Minority interest                                 330,961        30,944
    Depreciation expense                               36,496        35,362
    Changes in operating assets and liabilities:
      Investment in marketable securities          (9,774,267)   (2,810,766)
      Other assets                                    648,221      (241,157)
      Deferred tax asset                              177,088      (147,205)
      Accounts payable and accrued expenses          (285,175)       79,177
      Due to securities broker                      4,779,072     3,107,951
      Obligations for securities sold               4,448,509       839,623
                                                   ----------    ----------
  Net cash used in operating activities              (398,248)   (1,585,278)
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors           635,846     1,003,968
                                                   ----------    ----------
  Net cash provided by investing activities           635,846     1,003,968
                                                   ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable         (14,002)      (12,997)
  Dividends paid to preferred shareholders            (25,758)      (25,758)
  Dividends paid to minority shareholders            (114,455)      (63,103)
  Notes receivable                                          -      (162,564)
                                                   ----------    ----------
Net cash used in financing activities                (154,215)     (264,422)
                                                   ----------    ----------
Net increase(decrease) in cash and
  cash equivalents                                     83,383      (845,732)

Cash and cash equivalents at beginning of period      121,569     1,544,656
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   204,952   $   698,924
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

The Company's operations primarily consist of managing a hotel property through its managing interest in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 70.5% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a three-unit apartment building in Los Angeles.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2003.

The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.

2.  Investment in Justice Investors
    -------------------------------

The Company's principal source of revenue is derived from the management of its 68.8%-owned subsidiary Portsmouth Square, Inc. ("Portsmouth"). Portsmouth has a 49.8% interest in Justice Investors, a California limited partnership ("Justice Investors" or "the partnership") and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                            2003
                                                            ----------
Assets
Total current assets                                       $   170,315
Loan fees and deferred lease costs,
  net of accumulated amortization of $272,362                   38,050
Property, plant and equipment, net of
  accumulated depreciation of $12,951,516                    5,873,328
Construction in progress                                       138,788
Land                                                         1,124,128
                                                            ----------
    Total assets                                           $ 7,344,609
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   399,774
Long term debt                                               3,902,200
Partners' capital                                            3,042,635
                                                            ----------
    Total liabilities and partners' capital                $ 7,344,609
                                                            ==========

                                 JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended December 31,        2003            2002
                                            ----------      ----------
Revenues                                   $ 1,305,260     $   901,594
Costs and expenses                            (712,211)       (155,722)
                                            ----------      ----------
Net income                                 $   593,049     $   745,872
                                            ==========      ==========


For the six months ended December 31,          2003            2002
                                            ----------      ----------
Revenues                                   $ 2,317,141     $ 2,093,067
Costs and expenses                          (1,186,419)       (344,610)
                                            ----------      ----------
Net income                                 $ 1,130,722     $ 1,748,457
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

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2003, the Company had obligations for securities sold (equities short) of $12,852,563.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $1,849,507 for the three months ended December 31, 2003 are net unrealized gains of $578,379 and net realized gains of $1,271,128. Included in the net gains on marketable securities of $551,413 for the three months ended December 31, 2002 are net unrealized gains of $1,095,757 and net realized losses of $544,344.

Included in the net gains on marketable securities of $2,527,416 for the six months ended December 31, 2003 are net unrealized gains of $1,265,572 and net realized gains of $1,261,844. Included in the net losses on marketable securities of $612,509 for the six months ended December 31, 2002 are net unrealized gains of $1,448,243 and net realized losses of $2,060,752.


4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a 3 unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At December 31, 2003, rental property included the following:


  Land                                          $ 2,429,950
  Buildings, improvements, and equipment          2,522,851
  Accumulated depreciation on buildings,
   improvements, and equipment                     (261,995)
                                                 ----------
                                                $ 4,690,806
                                                 ==========


5.  Segment Information
    -------------------

The Company operates in three reportable segments, the operations of its multi-family residential property, the operation of Justice Investors, and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.
Information below represents reporting segments for the three and six months ended December 31, 2003 and for the three and six months ended December 31, 2002. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors.
Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                REAL ESTATE
                          -------------------------
Three months ended          Rental       Justice      Investment
December 31, 2003         Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $    87,615   $   273,925   $ 1,938,300  $          -  $   2,299,840
Operating expenses            (39,755)            -      (362,337)            -       (402,092)
                          -----------   -----------   -----------   -----------   ------------
                               47,860       273,925     1,575,963             -      1,897,748
Mortgage interest
 expenses                     (50,649)            -             -             -        (50,649)
Depreciation                  (18,294)            -             -             -        (18,294)
General and administrative
 expenses                           -             -             -      (235,617)      (235,617)
Other income                        -             -             -        14,703         14,703
Income tax expense                  -             -             -      (643,156)      (643,156)
Minority interest                   -             -             -      (229,448)      (229,448)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (21,083)  $   273,925   $ 1,575,963   $(1,093,518)  $    735,287
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,690,806   $ 5,492,028   $33,815,083   $ 1,498,053   $ 45,495,970
                          ===========   ===========   ===========   ===========   ============

                                REAL ESTATE
                          -------------------------
Three months ended          Rental       Justice      Investment
December 31, 2002         Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $   108,828   $   371,444       586,828   $         -   $  1,067,100
Operating expenses            (51,465)            -       (63,540)            -       (115,005)
                          -----------   -----------   -----------   -----------   ------------
                               57,363       371,444       523,288            -         952,095

Mortgage interest
 expenses                     (58,213)            -             -             -        (58,213)
Depreciation                  (17,961)            -             -             -        (17,961)
General and administrative
 expenses                           -             -             -      (240,391)      (240,391)
Other income                        -             -             -        14,523         14,523
Income tax expense                  -             -             -      (269,081)      (269,081)
Minority interest                   -             -             -       (86,253)       (86,253)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (18,811)  $   371,444   $   523,288   $  (581,202)    $  294,719
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,756,309   $ 5,979,098   $ 9,285,656   $ 3,279,889   $ 23,300,952
                          ===========   ===========   ===========   ===========   ============

                                REAL ESTATE
                          -------------------------
Six months ended            Rental       Justice      Investment
December 31, 2003         Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $   195,138   $   520,270   $ 2,678,448  $          -  $   3,393,856
Operating expenses            (96,736)            -      (469,793)            -       (566,529)
                          -----------   -----------   -----------   -----------   ------------
                               98,402       520,270     2,208,655             -      2,827,327
Mortgage interest
 expenses                    (101,312)            -             -             -       (101,312)
Depreciation                  (36,496)            -             -             -        (36,496)
General and administrative
 expenses                           -             -             -      (454,140)      (454,140)
Other income                        -             -             -        27,371         27,371
Income tax expense                  -             -             -      (905,100)      (905,100)
Minority interest                   -             -             -      (330,961)      (330,961)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (39,406)  $   520,270   $ 2,208,655   $(1,662,830)  $  1,026,689
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,690,806   $ 5,492,028   $33,815,083   $ 1,498,053   $ 45,495,970
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
                          ===========   ===========   ===========   ===========   ============


6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and six months ended December 31, 2003, the Company and Portsmouth made payments to InterGroup of approximately $41,700 and $83,400, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset. For the three and six months ended December 31, 2002, the Company and Portsmouth made payments to InterGroup of approximately $43,328 and $86,656, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.



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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions an increased competition in the hotel industry in the San Francisco area, partnership distributions, securities markets, litigation and other factors, including natural disasters, and those discussed below and in the Company's Form 10-KSB for the year ended June 30, 2003, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended December 31, 2003 Compared to Three Months
Ended December 31, 2002

The Company had net income of $735,287 for the three months ended December 31, 2003 compared to a net income of $294,719 for the three months ended December 31, 2002. The increase was primarily due to the increase in gains on marketable securities and the increase in dividend and interest income partially offset by the increase in margin interest and trading expenses and the decrease in equity in income of Justice Investors.

Rental income decreased to $87,615 from $108,828 and property operating expenses decreased accordingly to $39,755 from $51,465 as the result of several units becoming vacant during the current quarter.

The equity in net income of Justice Investors decreased to $273,925 from $371,444. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating to the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $1,305,260 for the three months ended December 31, 2003 from $901,594 for the three months ended, December 31, 2002, that increase was primarily attributable to a $296,000 payment by the hotel lessee in December 2003, for part of the replacement costs of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that additional nonrecurring payment, partnership revenues increased about $100,000. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates for the three months ended December 31, 2003 increased modestly to approximately $92, compared to $89 for the three months ended December 31, 2002 and average monthly occupancy rates increased to approximately 64% compared to 62% during the same three month period of fiscal 2002. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains on marketable securities increased to $1,849,507 for the three months ended December 31, 2003 from $551,413 for the three months ended December 31, 2002. For the three months ended December 31, 2003, the Company had net unrealized gains of $578,379 and net realized gains of $1,271,128. For the three months ended December 31, 2002, the Company had net unrealized gains of $1,095,757 and net realized losses of $544,344. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $88,793 from $35,415 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $362,337 from $63,540 primarily due to a $228,303 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the six months ended December 31, 2003. The remaining increase was due to the increase in the average daily margin balances which resulted in the increase in margin interest expense to $88,495 from $4,739.

The provision for income tax expense increased to $643,156 from $269,081 due to the higher income generated in the current quarter.

Minority interest increase to $229,448 from $86,253 as the result of the higher income generated during the current quarter by the Company's subsidiary, Portsmouth.

Six Months Ended December 31, 2003 Compared to Six Months
Ended December 31, 2002

The Company had net income of $1,026,689 for the six months ended December 31, 2003 compared to a net loss of $160,233 for the six months ended December 31, 2002. The change was primarily due to the increase in gains on marketable securities and the increase in dividend and interest income partially offset by the increase in margin interest and trading expenses and the decrease in equity in income of Justice Investors.

The equity in net income of Justice Investors decreased significantly to $520,270 from $870,731. That decrease was primarily attributable to increased partnership costs during the first six months of the current fiscal year for consultants, experts and legal services relating the physical inspection of the hotel and the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $2,317,141 for the six months ended December 31, 2003 from $2,093,067 for the six months ended, December 31, 2002, that increase was attributable to a to a $296,000 payment by the hotel lessee in December 2003, for part of the replacement costs of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that nonrecurring payment, partnership revenues would have been down approximately $72,000. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates declined slightly to approximately $91 for the six months ended December 31, 2003 from approximately $92 for the six months ended December 31, 2002 and average monthly occupancy rates remained the same at approximately 71%. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains (losses) on marketable securities changed to net gains of $2,527,416 for the six months ended December 31, 2003 from net losses of $612,509 for the six months ended December 31, 2002. For the six months ended December 31, 2003, the Company had net unrealized gains of $1,265,572 and net realized gains of $1,261,844. For the six months ended December 31, 2002, the Company had net unrealized gains of $1,1,448,243 and net realized losses of $2,060,752. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $151,032 from $104,501 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $469,793 from $101,646 primarily due to a $228,303 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the six months ended December 31, 2003. The remaining increase was due to the increase in the average daily margin balances which resulted in the increase in margin interest expense to $161,280 from $32,874.

The provision for income tax (expense) benefit changed to a tax expense of $905,100 from a tax benefit $62,606 due to the significantly higher income generated in the current quarter.

Minority interest increase to $330,961 from $30,944 as the result of the higher income generated during the current quarter by the Company's subsidiary, Portsmouth.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 127 different equity positions. Only two equity securities are more than 5% of the equity value of the portfolio, with the largest being 5.1%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2003, the Company had investments in marketable equity securities of $33,515,083. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2003.

                                                            % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 8,766,661               26.2%
   Telecommunications and media          5,971,216               17.8%
   Semiconductor, software, internet,
    and computer                         4,533,151               13.5%
   REITs, lodging, home builders
    and hotels                           3,030,520                9.0%
   Insurance, banks and brokers          2,754,610                8.2%
   Pharmaceuticals and medical           2,155,365                6.4%
   Airlines and defense                  2,047,826                6.1%
   Apparel, food and consumer goods      1,707,153                5.1%
   Chemicals, materials, metals,
    and mining                           1,442,829                4.3%
   Other                                 1,105,752                3.4%
                                        ----------              ------
                                       $33,515,083              100.0%
                                        ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and six months ended December 31, 2003 and December 31, 2002, respectively.


                                     Three months ended    Three month ended
                                     December 31, 2003     December 31, 2002
                                       ------------           ------------
Net gain(losses) on marketable
 securities                            $  1,849,507          $     551,413
Dividend & interest income                   88,793                 35,415
Margin interest expense                     (88,495)                (4,739)
Trading and management expenses            (273,842)               (58,801)
                                       ------------           ------------
Investment income (loss)               $  1,575,963          $     523,288
                                       ============           ============


                                      Six months ended     Six month ended
                                     December 31, 2003     December 31, 2002
                                       ------------           ------------
Net gain(losses) on marketable
 securities                            $  2,527,416          $    (612,509)
Dividend & interest income                  151,032                104,501
Margin interest expense                    (161,280)               (32,874)
Trading and management expenses            (308,513)               (68,772)
                                       ------------           ------------
Investment income (loss)               $  2,208,655          $    (609,654)
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

Beginning in December 2002, Justice Investors began reducing its monthly distributions due to the continuing decline in partnership revenues. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective September 2003 through December 2003, monthly partnership distributions were cut an additional 50% reducing Portsmouth's monthly distribution amount from $158,961 to $79,480. As a result, cash distributions from Justice Investors decreased to $635,846 for the six months ended December 31, 2003 from $1,003,968 for the six months ended December 31,

2002. Justice Investors also determined that it would not borrow further against its line of credit to support partnership distributions. The general partners will continue to closely monitor the operating results and partnership expenses and will make appropriate adjustments to partnership distributions as required.

In the later part of fiscal 2003, Justice Investors conducted a comprehensive physical inspection of the hotel as permitted by the terms of the lease. In July 2003, Justice delivered to the hotel lessee, Felcor Lodging Trust, Inc. ("Felcor") and Holiday Inn a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the lease. The initial term of the hotel lease expires on December 31, 2004; however, the lessee has the right to renew the lease for an additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the lease, the lessee was required to notify Justice Investors of its intention to exercise the five-year option by December 31, 2003. To give the parties the opportunity to amicably resolve the issues concerning the alleged deficiencies in the condition of the hotel and other lease obligations, Justice and Felcor agreed to extend the date by which the lessee must give Justice notice of its intent to renew from December 31, 2003 to a date thirty days from the date that either party receives notice that the extension of time has been terminated. At this time, it is not certain whether Felcor will elect to exercise its option to extend the lease.

The Company does not consider Felcor and Evon, the two significant lessees of the hotel property, to be a credit risk. Evon has been the garage lessee since the property became operational and has never missed a rent payment in over thirty years of operations. The garage is subleased by Evon to Ampco Parking, a major parking garage operating company. Felcor is a public company listed on the New York Stock Exchange (NYSE: FCH) and is one of the largest real estate investment trusts in the United States. The Company monitors Felcor's public filings on a regular basis. The hotel lease provides for significant minimum annual rent of $2,500,000. There is no indication that Felcor will not be able to meet its rental obligations in the future if it elects to remain as lessee of the hotel. If the relationship between Felcor and Justice Investors terminates, the partnership anticipates that it would renovate the hotel property and seek a third party to manage the hotel under a recognized brand.

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

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) The Company filed the following Report on Form 8-K - During the quarter ended December 31, 2003:


     Date of Report           Items Reported             Description
     ----------------       -------------------       ------------------

     October 29, 2003       Item 5. Other Events      Disclosure of delisting
                            and Regulation FD         of Company's securities
                            Disclosure; Item 7        on Nasdaq SmallCap Market
                            Exhibits                  and press release.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: February 13, 2004                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2004                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: February 13, 2004                   by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer)