Form 10QSB
period 2004-03-31
SANTA FE FINANCIAL CORP
filed 2004-05-14
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2004

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 13, 2004.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - March 31, 2004 (Unaudited)              3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended March 31, 2004 and March 31, 2003               4

    Consolidated Statements of Operations (Unaudited) -
      Nine Months ended March 31, 2004 and March 31, 2003                5

    Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months ended March 31, 2004 and March 31, 2003                6

    Notes to Consolidated Financial Statements                           7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 13

  Item 3. Controls and Procedures                                       20


PART II. OTHER INFORMATION

  Item 4.  Matters Submitted to a Vote of Security Holders              21

  Item 6.  Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                              22

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of March 31,                                                2004
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    269,483
  Investment in marketable securities                       26,803,306
  Investment in Justice Investors                            5,405,291
  Rental property, net                                       4,678,710
  Other investments                                            700,000
  Deferred income tax asset                                    561,398
  Other assets                                                 383,017
                                                           -----------
Total assets                                              $ 38,801,205
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  7,690,055
  Obligations for securities sold                            8,640,976
  Mortgage notes payable                                     2,319,068
  Accounts payable and accrued expenses                        592,052
                                                           -----------
Total liabilities                                           19,242,151
                                                           -----------

Minority interest                                            5,472,365
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,360
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  127,604
  Additional paid-in capital                                 8,807,942
  Retained earnings                                          6,095,621
  Treasury stock, at cost, 97,828 shares                      (950,838)
                                                           -----------
Total shareholders' equity                                  14,086,689
                                                           -----------
Total liabilities & shareholders' equity                  $ 38,801,205
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended March 31,                2004            2003
                                                ----------      ----------
Real estate operations:
  Rental income                                $    97,846    $    108,124
  Property operating expense                       (52,021)        (51,724)
  Mortgage interest expense                        (51,638)        (50,998)
  Depreciation expense                             (18,460)        (18,125)
                                                ----------      ----------
    Loss from real estate operations               (24,273)        (12,723)
                                                ----------      ----------

  General and administrative expenses             (215,965)       (193,060)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                       152,082         361,142
                                                 ---------       ----------
Other income (loss):
  Net gains(losses) on marketable securities     1,437,717        (790,334)
  Dividend and interest income                      89,859          71,431
  Margin interest and trading expenses            (403,163)        (61,151)
  Other income, net                                 15,732          16,562
                                                ----------      ----------
    Total other income(loss)                     1,140,145        (763,492)
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                               1,051,989        (608,133)

Income tax (expense)benefit                       (420,795)        257,405
                                                ----------      ----------
Income(loss) before minority interest              631,194        (350,728)

Minority interest (expense)benefit                (105,964)         68,727
                                                ----------      ----------
Net income(loss)                                $  525,230      $ (282,001)

Preferred stock dividend                           (12,879)        (12,879)
                                                ----------      ----------
Income(loss) available to common shareholders   $  512,351      $ (294,880)
                                                ==========      ==========
Basic income(loss) per share                    $     0.43      $    (0.25)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the nine months ended March 31,                2004            2003
                                                ----------      ----------
Real estate operations:
  Rental income                                $   292,984    $    315,550
  Property operating expense                      (148,757)       (155,220)
  Mortgage interest expense                       (152,950)       (153,393)
  Depreciation expense                             (54,956)        (53,487)
                                                ----------      ----------
    Loss from real estate operations               (63,679)        (46,550)
                                                ----------      ----------

  General and administrative expenses             (670,105)       (649,760)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                       672,352       1,231,873
                                                 ---------       ----------
Other income (loss):
  Net gains(losses) on marketable securities     3,965,133      (1,402,843)
  Dividend and interest income                     240,891         175,932
  Margin interest and trading expenses            (872,956)       (162,797)
  Other income, net                                 43,103          54,117
                                                ----------      ----------
    Total other income (loss)                    3,376,171      (1,335,591)
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                               3,314,739        (800,028)

Income tax (expense) benefit                    (1,325,895)        320,011
                                                ----------      ----------
Income(loss) before minority interest            1,988,844        (480,017)

Minority interest (expense) benefit               (436,925)         37,783
                                                ----------      ----------
Net income(loss)                                $1,551,919      $ (442,234)

Preferred stock dividend                           (38,637)        (38,637)
                                                ----------      ----------
Income(loss) available to common shareholders   $1,513,282      $ (480,871)
                                                ==========      ==========
Basic income (loss) per share                   $     1.28      $    (0.41)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                         Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the nine months ended March 31,                   2004          2003
                                                   ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                $ 1,551,919  $  (442,234)
  Adjustments to reconcile net income(loss) to
   net cash used in operating activities:
    Equity in net income of Justice Investors        (672,352)   (1,231,873)
    Net unrealized gains on marketable securities    (319,783)   (1,585,439)
    Minority interest                                 436,925       (37,783)
    Depreciation expense                               54,956        53,487
    Changes in operating assets and liabilities:
      Investment in marketable securities          (4,362,485)   (1,438,073)
      Other assets                                    519,379      (217,264)
      Deferred tax asset                              598,250      (427,428)
      Accounts payable and accrued expenses          (393,823)       95,174
      Due to securities broker                      1,855,097       700,263
      Obligations for securities sold                 236,923     2,423,030
                                                   ----------    ----------
  Net cash used in operating activities              (494,994)   (2,108,140)
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors           874,288     1,497,586
                                                   ----------    ----------
  Net cash provided by investing activities           874,288     1,497,586
                                                   ----------    ----------
Cash flows from financing activities:
  Purchase of note payable                                  -      (162,564)
  Principal payments on mortgage note payable         (21,184)      (19,680)
  Dividends paid to preferred shareholders            (38,637)      (38,637)
  Dividends paid to minority shareholders            (171,559)     (126,220)
                                                   ----------    ----------
Net cash used in financing activities                (231,380)     (347,101)
                                                   ----------    ----------
Net increase(decrease) in cash and
  cash equivalents                                    147,914      (957,655)

Cash and cash equivalents at beginning of period      121,569     1,544,656
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   269,483   $   587,001
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

The Company's operations primarily consist of managing a hotel property through its managing interest in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On March 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 74.5% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a three-unit apartment building in Los Angeles.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2003.

The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.

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


Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                 2004
                                                            ----------
Assets
Total current assets                                       $   145,117
Loan fees and deferred lease costs,
  net of accumulated amortization of $250,558                   20,691
Property, plant and equipment, net of
  accumulated depreciation of $13,082,391                    5,792,053
Construction in progress                                       566,692
Land                                                         1,124,128
                                                            ----------
    Total assets                                           $ 7,648,681
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   271,682
Long term debt                                               4,462,276
Partners' capital                                            2,914,723
                                                            ----------
    Total liabilities and partners' capital                $ 7,648,681
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,            2004            2003
                                            ----------      ----------
Revenues                                   $   962,959     $   938,564
Costs and expenses                            (614,570)       (213,379)
                                            ----------      ----------
Net income                                 $   348,389     $   725,185
                                            ==========      ==========


For the nine months ended March 31,            2004            2003
                                            ----------      ----------
Revenues                                   $ 3,280,100     $ 3,031,632
Costs and expenses                          (1,800,989)       (557,989)
                                            ----------      ----------
Net income                                 $ 1,479,111     $ 2,473,643
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

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2004, the Company had obligations for securities sold (equities short) of $8,640,976.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $1,437,717 for the three months ended March 31, 2004 are net unrealized losses of $945,789 and net realized gains of $2,383,506. Included in the net losses on marketable securities of $790,334 for the three months ended March 31, 2003 are net unrealized gains of $137,196 and net realized losses of $927,530.

Included in the net gains on marketable securities of $3,965,133 for the nine months ended March 31, 2004 are net unrealized gains of $319,783 and net realized gains of $3,645,350. Included in the net losses on marketable securities of $1,402,843 for the nine months ended March 31, 2003 are net unrealized gains of $1,585,439 and net realized losses of $2,988,282.

4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a 3 unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At March 31, 2004, rental property included the following:

  Land                                          $ 2,429,950
  Buildings, improvements, and equipment          2,529,215
  Accumulated depreciation on buildings,
   improvements, and equipment                     (280,455)
                                                 ----------
                                                $ 4,678,710
                                                 ==========

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

Information below represents reporting segments for the three and nine months ended March 31, 2004 and for the three and nine months ended March 31, 2003. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                REAL ESTATE
                          -------------------------
Three months ended          Rental       Justice      Investment
March 31, 2004            Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $    97,846   $   152,082   $ 1,527,576  $          -  $   1,777,504
Operating expenses            (52,021)            -      (403,163)          -         (455,184)
                          -----------   -----------   -----------   -----------   ------------
                               45,825       152,082     1,124,413             -      1,322,320
Mortgage interest
 expenses                     (51,638)            -             -             -        (51,638)
Depreciation                  (18,460)            -             -             -        (18,460)
General and administrative
 expenses                           -             -             -      (215,965)      (215,965)
Other income                        -             -             -        15,732         15,732
Income tax expense                  -             -             -      (420,795)      (420,795)
Minority interest                   -             -             -      (105,964)      (105,964)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (24,273)  $   152,082   $ 1,124,413   $  (726,992)  $    525,230
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,678,710   $ 5,405,291   $27,503,306   $ 1,213,898   $ 38,801,205
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
                          ===========   ===========   ===========   ===========   ============

                              REAL ESTATE
                          -------------------------
Nine months ended            Rental       Justice      Investment
March 31, 2004             Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $   292,984   $   672,352   $ 4,206,024  $          -  $   5,171,360
Operating expenses           (148,757)            -      (872,957)            -     (1,021,714)
                          -----------   -----------   -----------   -----------   ------------
                              144,227       672,352     3,333,067             -      4,149,646
Mortgage interest
 expenses                    (152,950)            -             -             -       (152,950)
Depreciation                  (54,956)            -             -             -        (54,956)
General and administrative
 expenses                           -             -             -      (670,105)      (670,105)
Other income                        -             -             -        43,103         43,103
Income tax expense                  -             -             -    (1,325,895)    (1,325,895)
Minority interest                   -             -             -      (436,924)      (436,924)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (63,679)  $   672,352   $ 3,333,067   $(2,389,821)  $  1,551,919
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,678,710   $ 5,405,291   $27,503,306   $ 1,213,898   $ 38,801,205
                          ===========   ===========   ===========   ===========   ============

       >

                                  REAL ESTATE
                          -------------------------
Nine months ended           Rental       Justice     Investment
March 31, 2003             Properties    Investors    Transactions     Other          Total
                          -----------   -----------   -----------   -----------   ------------
Operating income(loss)    $   315,550   $ 1,231,873   $(1,226,911)  $         -   $    320,512
Operating expenses           (155,220)            -      (162,797)            -       (318,017)
                          -----------   -----------   -----------   -----------   ------------
                              160,330     1,231,873    (1,389,708)            -          2,495
Mortgage interest
 expenses                    (153,393)            -             -             -       (153,393)
Depreciation                  (53,487)            -             -             -        (53,487)
General and administrative
 expenses                           -             -             -      (649,760)      (649,760)
Other income                        -             -             -        54,117         54,117
Income tax benefit                  -             -             -       320,011        320,011
Minority interest                   -             -             -        37,783         37,783
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (46,550)  $ 1,231,873   $(1,389,708)  $  (237,849)  $   (442,234)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,738,184   $ 5,846,623   $ 8,050,159   $ 3,424,296   $ 22,059,262
                          ===========   ===========   ===========   ===========   ============

6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and nine months ended March 31, 2004, the Company and Portsmouth made payments to InterGroup of approximately $41,700 and $125,100, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset. For the three and nine months ended March 31, 2003, the Company and Portsmouth made payments to InterGroup of approximately $50,108 and $136,756, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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


7.  Subsequent Event
    ----------------

 On May 3, 2004, Justice Investors entered into a Settlement Agreement by and among Felcor and others to resolve disputes regarding certain obligations of FelCor and others under the lease of the Partnership's hotel property commonly known as the Holiday Inn Select Downtown & Spa, San Francisco (the "Hotel"). Pursuant to the terms of the Settlement, Felcor will pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the Hotel in the condition required by the lease at the end of its term. Felcor will also transfer to Justice and terminate its leasehold estate and its option right under the lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the Hotel.

The Partnership also signed a term sheet to enter into a third party management agreement with Dow Hotel Company ("Dow") for the operation of the Hotel as well as a letter of intent with Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") for a license agreement to convert the property to a Sheraton Hotel. It is expected that the Partnership will enter into a definitive management agreement with Dow, and a License Agreement with The Sheraton Corporation, by June 30, 2004.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions an increased competition in the hotel industry in the San Francisco area, partnership distributions, partnership debt service and borrow capacity, interest rates, securities markets, litigation and other factors, including natural disasters, and those discussed below and in the Company's Form 10-KSB for the year ended June 30, 2003, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended March 31, 2004 Compared to Three Months
Ended March 31, 2003

The Company had net income of $525,230 for the three months ended March 31, 2004 compared to a net loss of $282,001 for the three months ended March 31, 2003. The change was primarily due to net gains on marketable securities from net losses during the prior period, partially offset by the increase in margin interest and trading expenses and the decrease in equity in income of Justice Investors.

Rental income decreased to $97,846 from $108,124 as the result of several units becoming vacant during the current quarter.

The equity in net income of Justice Investors decreased to $152,082 from $361,142. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating to the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Partnership revenues increased modestly to $962,959 for the three months ended March 31, 2004 from $938,564 for the three months ended, March 31, 2003. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates for the three months ended March 31, 2004 decreased modestly to approximately $91, compared to $93 for the three months ended March 31, 2003, while average monthly occupancy rates increased to approximately 60.5% compared to 57.4% during the same three month period of fiscal 2003. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

General and administrative expenses increased to $215,965 from $193,060 as the result of the increase in accounting related expenses and insurance expense.

Net gains (losses) on marketable securities changed to net gains of $1,437,717 for the three months ended March 31, 2004 from net losses of $790,334 for the three months ended March 31, 2003. For the three months ended March 31, 2004, the Company had net unrealized losses of $945,789 and net realized gains of $2,383,506. For the three months ended March 31, 2003, the Company had net unrealized gains of $137,196 and net realized losses of $927,530. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $89,859 from $71,431 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $403,163 from $61,151 primarily due to a $261,255 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the three months ended March 31, 2004. The remaining increase was due to the increase in the average daily margin balances which resulted in the increase in margin interest expense to $84,975 from $41,093.

The provision for income tax expense changed to an expense of $420,795 for the three months ended March 31, 2004 from tax benefit of $257,405 in the comparable quarter due to higher income generated in the current quarter.

Minority interest benefit (expense) changed to an expense of $105,964 from a benefit of $68,727 as the result of the higher income generated during the current quarter by the Company's subsidiary, Portsmouth.

Nine Months Ended March 31, 2004 Compared to Nine Months
Ended March 31, 2003

The Company had net income of $1,551,919 for the nine months ended March 31, 2004 compared to a net loss of $442,234 for the nine months ended March 31, 2003. The change was primarily due to net gains on marketable securities from net losses during the prior period, partially offset by the increase in margin interest and trading expenses and the decrease in equity in income of Justice Investors.

The equity in net income of Justice Investors decreased significantly to $672,352 from $1,231,873. That decrease was primarily attributable to increased partnership costs during the first nine months of the current fiscal year for consultants, experts and legal services relating the physical inspection of the hotel and the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $3,280,100 for the nine months ended March 31, 2004 from $3,031,632 for the nine months ended, March 31, 2003, that increase was attributable to a to a $296,000 payment by the hotel lessee, in December 2003, for part of the replacement costs of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that nonrecurring payment, partnership revenues would have been down by approximately $47,500. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates declined slightly to approximately $91 for the nine months ended March 31, 2004 from approximately $92 for the nine months ended March 31, 2003, while average monthly occupancy rates increased to approximately 68% from approximately 67% in the prior period. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains (losses) on marketable securities changed to net gains of $3,965,133 for the nine months ended March 31, 2004 from net losses of $1,402,843 for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, the Company had net unrealized gains of $319,783 and net realized gains of $3,645,350. For the nine months ended March 31, 2003, the Company had net unrealized gains of $1,585,439 and net realized losses of $2,988,282. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $240,891 from $175,932 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $872,956 from $162,797 primarily due to a $489,558 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the nine months ended March 31, 2004. The remaining increase was due to the increase in the average daily margin balances which resulted in the increase in margin interest expense to $246,255 from $73,937.

The provision for income tax expense changed to an expense of $1,325,895 for the nine months ended March 31, 2004 from tax benefit of $320,011 in the comparable quarter due to higher income generated in the current quarter.

Minority interest benefit (expense) changed to an expense of $436,925 from a benefit of $37,783 as the result of the higher income generated during the current quarter by the Company's subsidiary, Portsmouth.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 81 different equity positions. Only three equity securities are more than 5% of the equity value of the portfolio, with the largest being 10.8%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2004, the Company had investments in marketable equity securities of $26,803,306. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2004.

                                                            % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media        $ 5,789,354               21.6%
   Electric, pipelines, oil and gas      4,633,743               17.3%
   Pharmaceuticals and medical           4,479,790               16.7%
   REITs, lodging, home builders
    and hotels                           3,374,647               12.6%
   Apparel, food and consumer goods      2,702,135               10.1%
   Insurance, banks and brokers          1,872,425                7.0%
   Semiconductor, software, internet,
    and computer                         1,839,785                6.9%

   Airlines and defense                  1,185,262                4.4%
   Chemicals, materials, metals,
    and mining                             515,964                1.9%
   Other                                   410,201                1.5%
                                        ----------              ------
                                       $26,803,306              100.0%
                                        ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and nine months ended March 31, 2004 and March 31, 2003, respectively.


                                     Three months ended    Three month ended
                                       March 31, 2004        March 31, 2003
                                       ------------           ------------
Net gain(losses) on marketable
 securities                            $  1,437,717          $    (790,334)
Dividend & interest income                   89,859                 71,431
Margin interest expense                     (84,975)               (41,063)
Trading and management expenses            (318,188)               (20,088)
                                       ------------           ------------
Investment income (loss)               $  1,124,413          $    (780,054)
                                       ============           ============


                                     Nine months ended     Nine month ended
                                      March 31, 2004        March 31, 2003
                                       ------------           ------------
Net gain(losses) on marketable
 securities                            $  3,965,133          $  (1,402,843)
Dividend & interest income                  240,891                175,932
Margin interest expense                    (246,255)               (73,937)
Trading and management expenses            (626,701)               (88,860)
                                       ------------           ------------
Investment income (loss)               $  3,333,068          $  (1,389,708)
                                       ============           ============



FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated by its subsidiary's ownership interest in the Justice Investors limited partnership, which derives the majority of its income from its lease with Felcor and a lease with Evon. In addition to the monthly limited partnership distributions it receives from Justice Investors, the Company's subsidiary also receives monthly management fees as a general partner. In the current fiscal year the Company has had to depend more on the revenues generated from the investment of its cash and securities assets as the equity in net income in Justice Investors and Partnership distributions have declined.

Beginning in December 2002, Justice Investors began reducing its monthly distributions due to the continuing decline in partnership revenues. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective September 2003 through December 2003, monthly partnership distributions were cut an additional 50% reducing Portsmouth's monthly distribution amount from $158,961 to $79,480. As a result, cash distributions from Justice Investors decreased to $874,288 for the nine months ended March 31, 2004 from $1,497,586 for the nine months ended March 31, 2003. Justice Investors also determined that it would not borrow further against its line of credit to support partnership distributions.

In the later part of fiscal 2003, Justice Investors conducted a comprehensive physical inspection of the hotel as permitted by the terms of the lease. In July 2003, Justice delivered to the hotel lessee, Felcor and Holiday Inn, a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the lease. The initial term of the hotel lease was due to expire on December 31, 2004 however, the lessee had the right to renew the lease for an additional term of five years, which would extend the lease to December 31, 2009.

On May 3, 2004, Justice Investors entered into a Settlement Agreement with Felcor and others to resolve disputes regarding certain obligations of FelCor and others under the lease of the Partnership's hotel property. Pursuant to the terms of the Settlement, Felcor will pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the lease at the end of its term. Felcor will also transfer to Justice and terminate its leasehold estate and its option right under the lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the hotel.

The Partnership has also signed a term sheet to enter into a third party management agreement with Dow Hotel Company ("Dow") for the operation of the Hotel as well as a letter of intent with Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") for a license agreement to convert the property to a Sheraton Hotel. It is expected that the Partnership will enter into a definitive management agreement with Dow, and a License Agreement with The Sheraton Corporation, by June 30, 2004.

To secure a new brand for the Hotel, it will be necessary for the Partnership to commit substantial time and resources to meet the product improvement plan ("PIP") requirements of the new brand. The Partnership anticipates that it will require approximately $12,000,000 to $18,000,000 in capital commitments (in addition to the $5,000,000 to be received from Felcor) to renovate and improve the Hotel to meet new brand standards. At this time, the Partnership believes that it can finance those renovations and improvements through additional borrowings, but there is no certainty that the full amount necessary will be available from such borrowings.

There will be a transition period beginning July 1, 2004 as the Partnership assumes the operations of the Hotel and begins the process of implementing the PIP necessary to secure the new hotel brand. During this transition period, it is anticipated that the Hotel will continue to operate as a Holiday Inn Select hotel pursuant to a short-term franchise agreement that will become a month-to-month agreement beginning in November 2004 with a sixty day cancellation clause. It may also be necessary for the Partnership to limit or shut down operations of the Hotel during part of the transition period.

Since the Partnership will not be receiving minimum rent after June 2004 and will have to commit significant funds to transition the Hotel to a new brand, Justice Investors has advised its limited partners that its April 2004 monthly distribution would be the last distribution for an indefinite period of time. Justice estimates that it will take approximately 18 to 24 months to complete all of the renovations and for the Partnership to begin to realize the benefits of the improvements and the increase in cash flows that it anticipates from the new management structure and new hotel brand. As a result of the Partnership discontinuing its monthly distributions, the Board of Directors of Portsmouth deemed it necessary to discontinue its regular semi-annual dividend of $.25 per common share. It is expected that the Company will not consider a return to a regular dividend policy until such time that Partnership cash flows and distributions warrant such consideration.

As the Partnership transitions from a lessor of the hotel to an owner-operator, cash flows will be dependent on net income from the operations of the hotel and not from a lease with a guaranteed rent. That uncertainty increases the amount of risk for the Company, but also provides an opportunity for a greater share of the profits in good economic times with the repositioning of the hotel. Although the Partnership is not expected to see a significant improvement in cash flows until sometime in 2006, it believes that the improvements, the new management structure and a new brand will make the hotel more competitive in the future. While there might have some negative impact on the revenues of the hotel garage during the transition period, the Partnership does not anticipate that impact to be significant.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

The recovery of tourism, the hotel industry and general economy in the San Francisco Bay Area continues to lag behind that of many cities. The increase in competition has also added additional challenges to an already difficult business environment. The Partnership will continue receive rental income from Felcor until June 30, 2004. It anticipates that it will be able to finance the necessary improvements to transition the hotel through additional borrowings and to service that debt from the garage rentals. If the Partnership is unable to obtain sufficient financing, it may have to consider other alternatives.

Although the Company has suffered a significant decline in hotel revenues and may be facing a significant period of time without partnership distributions, management believes that its cash, securities assets and capital resources and the cash flows generation from those assets will be adequate to meet the Company's current and future obligations.

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

                       PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 26, 2004 at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 97% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending June 30, 2004. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                      1,042,696         1,602
   John C. Love                          1,042,696         1,602
   William J. Nance                      1,042,696         1,602

Proposal (2) - Accountants:              Votes For      Against    Abstained
                                         ---------      -------    ---------
   PricewaterhouseCoopers LLP            1,041,008        750        2,540


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


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: May 13, 2004                      by    /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 13, 2004                      by    /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: May 13, 2004                      by    /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer)