Form 10KSB
period 2004-06-30
SANTA FE FINANCIAL CORP
filed 2004-10-12
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2004

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

    Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

    The issuer's revenues for the year ended June 30, 2004 were $3,747,000.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock last sold prior to September 22, 2004 was $4,075,886.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 22, 2004, was 1,178,210.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


                     DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

PART I                                                               PAGE

    Item  1.  Description of Business.                                 3

    Item  2.  Description of Property.                                 7

    Item  3.  Legal Proceedings.                                      10

    Item  4.  Submission of Matters to a Vote of Security Holders.    10

PART II

    Item  5.  Market For Common Equity and Related                    11
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       12
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            19

    Item  8.  Changes in and Disagreements with Accountants on        36
              Accounting and Financial Disclosure.

    Item  8A. Controls and Procedures.                                36

    Item  8B. Other Information.                                      36

PART III

    Item  9.  Directors, Executive Officers, Promoters and            37
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 39

    Item 11.  Security Ownership of Certain Beneficial Owners and     41
              Management.

    Item 12.  Certain Relationships and Related Transactions.         43

    Item 13.  Exhibits, Financial Statement Schedules, and            45
              Reports on Form 8-K.

    Item 14.  Principal Accountant Fees and Services.                 47

SIGNATURES                                                            48

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

Since 1988, the Company's principal source of operating revenue has been, and continues to be, derived from the management of its 68.9% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). Portsmouth has a 49.8% limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth also serves as one of the two general partners of Justice. The other general partner, Evon Garage Corporation ("Evon"), acts as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice. All significant Partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of Partnership reserves and the amount of cash to be distributed to the limited partners. There are approximately 92 limited partners in Justice.

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

The Company owns a controlling 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland Village"), which owns a 27-unit multi-family apartment complex located in Los Angeles, California. The Company also owns a 2-unit apartment building located in Los Angeles, California, through its 100% owned subsidiary, 614 Acanto Properties, Inc. ("Acanto").


BUSINESS OF ISSUER

The Company's principal business is to purchase and manage real estate operations. The Company's primary real estate operation is conducted through its subsidiary, Portsmouth, as a general and limited partner in Justice. The Partnership owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California commonly known as the Holiday Inn Select Downtown and Spa (the "Hotel"). Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the hotel portion of the property.

On March 15, 1995, an amended and restated lease was entered into by Justice with an effective date of January 1, 1995 (the "Hotel Lease"). The Hotel Lease was assumed by Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH), effective July 28, 1998. The initial term of the Hotel Lease was for a 10-year term expiring on December 31, 2004. The lessee also had an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the Hotel Lease, the lessee was to notify the Partnership of its intention to exercise the five-year option by December 31, 2003. The Hotel Lease required the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the leased premises less operating expenses, base rent and capital requirements. Under the terms of the Hotel Lease, the lessee was responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. The lessee also had an obligation to convert the hotel property to a "Holiday Inn Select" and to maintain the property to those standards, at its own cost and expense.

The Partnership also derives income from its lease of the garage portion of the property to Evon. Effective June 1, 2003 Justice leased approximately 5,400 square feet on the lobby floor of the Hotel to Tru Spa, LLC for the operation of a health and beauty spa. As a general partner Portsmouth takes an active role in monitoring and overseeing the operations of the hotel, the parking garage and the spa as part of the partnership's efforts to enforce compliance with the leases and to improve revenues.

The Company also derives income from management fees as a general partner in Justice and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See the discussion of Investment Policies in Item 2.

The Company's operations also include a controlling interest in a 27-unit multi-family apartment complex and a 2-unit apartment building located in Los Angeles, California. The Company also derives income from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such an investment will offer growth or profit potential. For further information on the Company's investments see Item 2 Investment Policies, Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.


RECENT BUSINESS DEVELOPMENTS

The Partnership conducted a comprehensive physical inspection of the Hotel as permitted by the terms of the Hotel Lease. In July 2003, Justice delivered to the hotel lessee a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the Hotel Lease.

On May 3, 2004, Justice entered into a Settlement Agreement with Felcor to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. Pursuant to the terms of the Settlement Agreement, Felcor was required to pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. Felcor also agreed to transfer to Justice and terminate its leasehold estate and its option right under the Hotel Lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the Hotel. The Settlement Agreement was fully effectuated as of June 30, 2004.

On May 19, 2004, Justice entered into third party Management Agreement with Dow Hotel Company, LLC, a Washington limited liability company ("Dow") for the management of the Hotel, effective July 1, 2004. The Management Agreement has an initial term of 10 years, with an option of Justice to extend the original term for another 10 year period. The Management Agreement provides for a base management fee to Dow of up to 2.5% of annual gross operating revenues of the hotel and incentive fees not to exceed, in the aggregate, 4% of gross operating revenues. The Management Agreement can be terminated by Justice upon at least 60 days written notice, subject to certain termination fees during the first year of the Agreement.

The Partnership has also been actively pursuing a franchise agreement with a new nationally recognized brand. Although the Partnership had previously reported that it received a letter of intent from Starwood Hotels & Resorts Worldwide, Inc., and believed that it would be granted a license agreement to convert the property to a Sheraton Hotel, that transaction did not materialize. Justice is currently in discussions with other major brands in an effort to move the property up-market and become more competitive.

To secure a new brand for the Hotel, it will be necessary for the Partnership to commit substantial time and resources to meet the product improvement plan ("PIP") requirements of the new brand. The Partnership anticipates that it will require approximately $12,000,000 to $18,000,000 in capital commitments, in addition to the $5,000,000 received from Felcor, to renovate and improve the Hotel to meet new brand standards. At this time, the Partnership believes that it can finance those renovations and improvements through additional borrowings, but there is no certainty that the full amount necessary will be available from such borrowings.

There will be a transition period beginning July 1, 2004 as the Partnership assumes the responsibility for the operations of the Hotel and begins the process of implementing the PIP necessary to secure the new hotel brand. During this transition period, the Hotel will continue to operate as a Holiday Inn Select hotel pursuant to a short-term franchise agreement that will become a month-to-month agreement beginning in November 2004 with a sixty-day cancellation clause. It will also be necessary for the Hotel to limit operations and have rooms out of service during part of the transition period.

Since the Partnership will not be receiving minimum rent after June 2004 and will have to commit significant funds to transition the Hotel to a new brand, Justice determined that its May 2004 monthly limited partnership distribution would be the last distribution for an indefinite period of time. Justice estimates that it will take approximately 18 to 24 months to complete all of the renovations and for the Partnership to begin to realize the benefits of the improvements and the increase in cash flows that it anticipates from the new management structure and new hotel brand.

Due to the termination of the Hotel Lease on June 30, 2004, it was necessary for the Partnership to amend the agreement by which the general partners of Justice were compensated since the general partners would be taking on new responsibilities as Justice assumed the role as owner-operator of the Hotel. Furthermore the prior agreement was based on a percentage of gross rents, which the Partnership would no longer be receiving from the Hotel. The expiring compensation agreement provided that the general partners were entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon, as the managing general partner, and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 was to be split 50/50 between the general partners.

On July 16, 2004, Justice entered into a new General Partner Compensation Agreement (the "Compensation Agreement"), with an effective date of May 31, 2004. The new agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $262,500, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum will be payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, as defined in the Dow Management Agreement that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth. In addition, the Compensation Agreement provides that the general partners are to receive a repositioning fee in the aggregate amount of $275,000, to be paid in equal amounts to Evon and Portsmouth in two installments. The first installment of $68,750 to each of Evon and Portsmouth was paid within 10 days of the execution of the Compensation Agreement with the second installment to be paid upon the substantial completion of the renovation of the Hotel


COMPETITION

The Hotel is still part of Holiday Inn's worldwide reservation system. It was designed to Holiday Inn's specifications to serve both business travelers and tourists and caters to both individuals and tour groups. It also handles conferences and business meetings, having meeting and dining facilities for groups of up to 400 people.

The Hotel had traditionally enjoyed a favorable year-round occupancy rate, but both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2003. In November 2001, an Omni Hotel opened in the Financial District of San Francisco. The Omni is a more upscale facility providing greater amenities to its guests, especially the business traveler and is more centrally located in the financial district. Two other hotels have since opened in San Francisco, which can be considered competitive to the Financial District Holiday Inn. The San Francisco hotel market has not yet recovered from the impact of the terrorist attacks of September 11, 2001 and the downturn in the Bay Area economy due, in part, to the failure of many internet and technology based companies. Increased competition from newer and more upscale properties, such as the Omni, have resulted in lower room rates as hotel operators struggle to obtain occupancy.

Management believes that the hotel is now in a very challenging market, with many competitors better positioned to attract the business traveler and tourists. As part of the efforts to meet this increased competition, a new health and beauty spa was built on the lobby level of the hotel and new meeting rooms were constructed on the fourth floor during the fiscal year ended June 30, 2003. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership now has greater ability to direct the future of the Hotel. The Hotel property is now approximately 25 years old, with no major renovation having been made to the Hotel property during that time. The Partnership is committed to make substantial improvements to the Hotel within the next two years and attract a new upscale brand to return the property to a competitive place in the market.

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

EMPLOYEES

As of June 30, 2004, the Company had two full-time employees. The employees are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Although the Company is not subject to any collective bargaining agreement, the employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union whose contracts with the hotels in San Francisco expired city-wide on August 14, 2004. Local 2 has since voted to authorize a strike but, at this time, has only targeted some of the larger hotels in San Francisco for work stoppages as negotiations continue. If the strike does extend to the Hotel, its operations could be disrupted. Also, since the other hourly employees of the Hotel are also union members, they would most likely honor any picket lines.


Item 2. Description of Property.

PROPERTIES

As of June 30, 2004, Santa Fe's investments in real property consisted of its interest in the San Francisco Hotel through its subsidiary Portsmouth, and two apartment buildings located in Los Angeles, California.


San Francisco, California Hotel.

The San Francisco, California Hotel property owned by the Partnership is located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which contains 565 guest rooms situated on 22 floors as well as a 5,400 square foot health and beauty spa on the lobby level. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a registration desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center. In the opinion of management the property is adequately covered by insurance.

As discussed above, the Hotel Lease with Felcor was terminated on June 30, 2004 pursuant to the terms of a Settlement Agreement. At that time, possession and operations of the Hotel reverted to the Partnership. To assist in the operations of the Hotel, Justice entered into a Management Agreement with Dow effective July 1, 2004.

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

During July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2004. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,667, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Under the terms of the lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. It is expected that the spa lease will be essentially net income neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests. To facilitate the lease to Tru Spa, Felcor surrendered to Justice sufficient space on the lobby level of the hotel for the construction of the spa. In addition, the hotel administrative offices were relocated to the lobby level to accommodate the addition of new meeting rooms on the fourth floor of the hotel.


Los Angeles, California Apartment Buildings

The property owned by the Company's 55.4% subsidiary Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2004, real estate property taxes were approximately $37,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 30 years. As of June 30, 2004, the outstanding mortgage balance was $1,862,000. The mortgage carries a fixed interest rate of 7.73% and matures in October 2029. Woodland Village also has a $365,000 note from the Company. The interest rate on the note is fixed at 7.75% and matures in September 2004. The note was eliminated in consolidation.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the period ended June 30, 2004, real estate property taxes were approximately $8,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $450,000 at June 30, 2004 and the maturity date of the mortgage is February 2032. The interest rate is 6.45% for the first 60 months. Beginning February 2005, the interest rate will be adjusted to 2.6% in excess of the rate of the savings, borrowings and advances of the Federal Home Loan Bank of San Francisco to Eleventh District members. The interest rate cannot exceed 11.95% or fall below 6.45%.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2004, economic occupancy (gross potential rent less below market rent divided by gross potential rent) for Woodland Village and Acanto was 69% and 96%, respectively. The physical occupancy for Woodland Village and Acanto was 97% and 87% respectively.

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

The Company also invests, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of June 30, 2004, the Company had investments in unlisted companies (other investments) of $980,000. The investment is disclosed on the balance sheet as other investments.

The Company's investment portfolio is diversified with 74 different equity positions. The portfolio contains four individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 6.5% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the

Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2004, the market value of the Company's marketable securities was $26,760,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2004, the Company had obligations for securities sold (equities short) of $5,913,000. The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2004, the Company had a margin balance of $10,202,000.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The terms of that compensation arrangement is discussed in detail in Item 10 "Executive Compensation" of this Report. During fiscal years ended June 30, 2004 and June 30, 2003, the Company paid $618,000 and 654,000, respectively, to the Company's CEO as performance based compensation related to the management of the securities portfolio.

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


Item 3.  Legal Proceedings.

The Company is not subject to any legal proceedings requiring disclosure under this Item.


Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock is quoted on the OTC Bulletin Board under the symbol:
SFEF. The following table sets forth the range of high and low sales prices for Santa Fe's common stock for each full quarterly period for the fiscal years ended June 30, 2004 and June 30, 2003.


Fiscal 2004                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $15.49         $ 12.80
Second Quarter (10/1 to 12/31)         $14.69         $ 10.10
Third Quarter (1/1 to 3/31)            $11.58         $ 11.50
Fourth Quarter (4/1 to 6/30)           $11.80         $ 11.00

Fiscal 2003                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $11.51         $ 9.60
Second Quarter (10/1 to 12/31)         $11.00         $ 8.75
Third Quarter (1/1 to 3/31)            $ 8.83         $ 8.71
Fourth Quarter (4/1 to 6/30)           $16.85         $ 8.49


As of September 10, 2004 the approximate number of holders of record of the Company's Common Stock was 340. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 520 beneficial shareholders of the Company's Common Stock.

DIVIDENDS

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends on its Common Stock in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating activities.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock") in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. During the years ended June 30, 2004 and 2003, the Company paid Preferred Stock dividends of $52,000 and $52,000, respectively.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Santa Fe has no securities authorized for issuance under equity compensation plans.

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2004.


Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, securities markets and concentration of risk, litigation and other factors, including natural disasters, and those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.9% owned subsidiary, Portsmouth, in the Justice Investors limited partnership ("Justice" or the "Partnership"), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. The Partnership derived most of its income from a lease of its hotel property to Felcor and from a lease with Evon Garage Corporation. As discussed in the "Recent Business Developments" section of Item 1 of this Report, the Hotel Lease terminated effective June 30, 2004, at which time the Partnership assumed the role as owner-operator of the Hotel.


Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

The Company's net income increased to $2,695,000 for the year ended June 30, 2004 from $992,000 for the year ended June 30, 2003. This was primarily due to the increase in equity income from Justice Investors, the increase in net gains on marketable securities and the increase in dividend and interest income. The increase was partially offset by the increase in margin interest and trading expenses.

Rental revenue remained consistent with the prior year while property operating expense decreased to $168,000 from $196,000 as the result of management's efforts to manage the properties more efficiently.

Equity in net income of Justice Investors increased to $3,332,000 in fiscal 2004 from $1,471,000 in fiscal 2003 primarily as a result of an increase in Partnership revenues to $9,369,000 from $3,971,000, due to two nonrecurring payments to Justice during the current fiscal year, partially offset by increased partnership costs. In May of 2004, a $5,000,000 settlement payment was made to Justice from the hotel lessee to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. That settlement payment is being held in a separate partnership account and will be applied towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. The Partnership expects to utilize all of the settlement proceeds for such costs by its December 31, 2004 year end, which may impact the Company's equity in net income of Justice Investors for fiscal 2005. Felcor also agreed to transfer to Justice and terminate its leasehold estate and its option right under the Hotel Lease, effective June 30, 2004. In addition, Justice received a payment in December 2003 from the hotel lessee in the amount $296,000 for part of the replacement costs of the sloped window system of the Hotel, which was recorded as other income by Justice. The Partnership incurred costs and expenses in fiscal 2004 of $2,507,000 compared to $873,000 in fiscal 2003. This increase was primarily attributable to greater partnership costs during the current fiscal year for consultants, experts and legal services relating the partnership's enforcement of the lessee's obligations and termination of the Hotel Lease, renovation and repositioning of the Hotel, and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel increased modestly to approximately $92 in fiscal 2004 from approximately $90 in fiscal 2003, while average monthly occupancy rates increased to approximately 71% from approximately 67%. Many factors continued to significantly impact the operations of the Hotel in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001 had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and seeking a new, more upscale, brand for the Hotel.

Net gains on marketable securities increased to $5,000,000 for the year ended June 30, 2004 from $2,664,000 for the fiscal year ended June 30, 2003. For the year ended June 30, 2004, the Company had net unrealized gains of $662,000 and net realized gains of $4,338,000. For the year ended June 30, 2003, the Company had net unrealized gains of $5,054,000 and net realized losses of $2,490,000. There were no gross unrealized positions on any securities held which existed for more than one year. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section.

Dividend and interest income increased to $343,000 from $208,000 as a result of the Company investing in more income yielding securities.

Margin interest and trading expenses increased to $1,148,000 from $908,000 primarily due to the increase in margin interest expense to $330,000 from $98,000. The increase in margin interest expense is due to the maintenance of higher average daily balances in the year ended June 30, 2004 as compared to the year ended June 30, 2003. Included in the margin interest and trading expenses are performance bonuses granted to the Company's CEO based on the results of the Company's investment portfolio in the amounts of $618,000 and $654,000, respectively, for the years end June 30, 2004 and 2003.

The impairment loss on other investments increased to $220,000 from $100,000 as the result of an impairment in a $500,000 private investment made during the year ended June 30, 2004.

The provision for income tax expense increased to $2,749,000 from $999,000 as the result of higher income generated in the year end June 30, 2004.

Minority interest expense increased to $1,003,000 from $444,000 as a result of the higher income generated by the Company's subsidiary, Portsmouth during the year ended June 30, 2004.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 74 different equity positions. The portfolio contains four individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 6.5% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2004, the market value of the Company's marketable securities was $26,760,000.

The following table shows the composition of the Company's marketable securities by selected industry groups as of June 30, 2004.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media       $  6,733,000               25.2%
   Electric, pipelines, oil and gas      4,767,000               17.8%
   REITs, lodging, home builders and
    hotels                               3,348,000               12.5%
   Airlines and defense                  3,285,000               12.3%
   Pharmaceutical, healthcare and
    medical                              2,873,000               10.7%
   Insurance, banks and brokers          2,733,000               10.2%
   Apparel, food and consumer goods      1,580,000                5.9%
   Semiconductor, software, internet,
    and computer                           814,000                3.0%
   Chemicals, building materials,
    machinery, metals and mining           282,000                1.1%
   Other                                   345,000                1.3%
                                        ----------              ------
                                      $ 26,760,000              100.0%
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

As of June 30, 2004, the Company had approximately 25.2% of its marketable securities portfolio invested in the telecommunications and media industry group. While such concentration could be considered a risk factor, that industry grouping includes a wide range of companies that the Company believes is consistent with its diversification policies.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2004, the Company had obligations for securities sold (equities short) of $5,913,000. The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2004, the Company had a margin balance of $10,202,000.


The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the years ended June 30, 2004 and 2003.


                                              Year Ended        Year Ended
                                            June 30, 2004     June 30, 2003
                                            -------------     -------------

Net gain on marketable securities            $ 5,000,000      $  2,664,000
Dividend and interest income                     343,000           208,000
Margin interest                                 (330,000)          (98,000)
Trading and management expenses                 (818,000)         (810,000)
                                              ----------        ----------
Investment income                            $ 4,195,000      $  1,964,000
                                              ==========        ==========

FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated from Portsmouth's general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. In the current fiscal year, the Company has had to depend more on the revenues generated from the investment of its cash and securities assets as the equity in net income in Justice Investors and Partnership distributions have declined. The Company also generates rental income from its ownership and operation of apartments.

Beginning in December 2002, Justice Investors began reducing its monthly distributions due to the continuing decline in partnership revenues. In August 2003, Justice Investors determined that a further reduction in partnership distributions was appropriate due to the continuing poor performance of the hotel operation, costs advanced for the construction of the spa, new meeting rooms, the relocation of the hotels administrative offices and other anticipated expenses. Effective September 2003 through December 2003, monthly partnership distributions were cut an additional 50% reducing Portsmouth's monthly distribution amount from approximately $159,000 to $79,000. Justice also determined that it would not borrow further against its line of credit to support partnership distributions. As discussed below, Justice decided that the May 2004 limited partnership distribution would be the last distribution for an indefinite period of time. As a result, cash distributions from Justice decreased to $953,000 in fiscal 2004 from $1,975,000 in fiscal 2003.

In the latter part of fiscal 2003, the Partnership conducted a comprehensive physical inspection of the Hotel as permitted by the terms of the Hotel Lease. In July 2003, Justice delivered to the hotel lessee, Felcor, a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the Hotel Lease.

On May 3, 2004, Justice entered into a Settlement Agreement with Felcor to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. Pursuant to the terms of the Settlement Agreement, Felcor was required to pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. Felcor also agreed to transfer to Justice and terminate its leasehold estate and its option right under the Hotel Lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the Hotel. That Settlement was fully effectuated as of June 30, 2004.

On May 19, 2004, Justice entered into a third party Management Agreement with Dow Hotel Company for the management of the Hotel, Effective July 1, 2004.
The Partnership has also been actively pursuing a franchise agreement with a new nationally recognized brand. Justice is currently in discussions with other major brands in an effort to move the property up-market and become more competitive.

To secure a new brand for the Hotel, it will be necessary for the Partnership to commit substantial time and resources to meet the product improvement plan ("PIP") requirements of the new brand. The Partnership anticipates that it will require approximately $12,000,000 to $18,000,000 in capital commitments, in addition to the $5,000,000 received from Felcor, to renovate and improve the Hotel to meet new brand standards. The Partnership believes that there is significant equity in the Hotel asset to finance those renovations and improvements through additional borrowings and that the new debt service requirements can be met from the rental payments received from the garage lease. While the Partnership believes that there is sufficient value in the Hotel to serve as collateral for new lending facilities, there can be no assurances that such loan facilities will be available, or if available, will be on terms acceptable to the Partnership.

There will be a transition period beginning July 1, 2004 as the Partnership assumes the operations of the Hotel and begins the process of implementing the PIP necessary to secure the new hotel brand. During this transition period, the Hotel will continue to operate as a Holiday Inn Select hotel pursuant to a short-term franchise agreement that will become a month-to-month agreement beginning in November 2004 with a sixty day cancellation clause. It will also be necessary for the Hotel to limit operations and have rooms out of service during part of the transition period.

The Hotel may also be subject to labor disruption as the collective bargaining agreement with Local 2 of the Hotel Employees and Restaurant Employees Union in San Francisco expired city-wide on August 14, 2004. Local 2 has since voted to authorize a strike but, at this time, has only targeted some of the larger hotels in San Francisco for work stoppages as negotiations continue.
If the strike does extend to the Hotel, its operations could be disrupted. Also, since the other hourly employees of the Hotel are union members, they would most likely honor any picket lines. It is expected that Partnership's hotel management company, Dow, will implement contingency plans to minimize any loss of business should a strike take place.

Since the Partnership will not be receiving minimum rent after June 30, 2004, and will have to commit significant funds to transition the Hotel to a new brand, Justice determined that its May 2004 monthly limited partnership distribution would be the last distribution for an indefinite period of time. Justice estimates that it will take approximately 18 to 24 months to complete all of the renovations and for the Partnership to begin to realize the benefits of the improvements and the increase in cash flows that it anticipates from the new management structure and new hotel brand.

On April 20, 2004, as a result of the Partnership discontinuing its monthly distributions, the Board of Directors of Portsmouth deemed it necessary to discontinue the Company's regular semi-annual dividend of $.25 per common share. It is expected that the Company will not consider a return to a regular dividend policy until such time that Partnership cash flows and distributions warrant such consideration.

As the Partnership transitions from a lessor of the hotel to an owner-operator, cash flows will be dependent on net income from the operations of the hotel and not from a lease with a guaranteed rent. That uncertainty increases the amount of risk for the Company, but also provides an opportunity for a greater share of the profits in good economic times with the repositioning of the hotel. Although the Partnership is not expected to see a significant improvement in cash flows until sometime in 2006, it believes that the renovations to the Hotel, the new management structure and a new brand will make the Hotel more competitive in the future. While there might be some negative impact on the revenues of the hotel garage during the transition period, the Partnership does not anticipate that impact will be significant.

The recovery of tourism, the hotel industry and general economy in the San Francisco Bay Area continues to lag behind that of many cities. The increase in competition has also added additional challenges to an already difficult business environment. The Partnership anticipates that it will be able to finance the necessary improvements to reposition the Hotel and to meet any operating cash flow needs during the transition period from the proceeds of the settlement with Felcor and through additional borrowings. Justice believes that it can service that additional debt from the rentals it receives from the Hotel garage. If the Partnership is unable to obtain sufficient financing, it may have to consider other alternatives such as additional capital contributions; however, the Partnership considers the necessity for such alternatives as unlikely.

During January 2004, the Partnership refinanced its existing line of credit by obtaining a new facility that provides for a line of credit of up to $7,500,000. The facility is collateralized by a first deed of trust on the Partnership property and matures on February 1, 2006. Interest only is payable monthly at an annual rate equal to the 30-Day LIBOR rate plus 2%. There are no prepayment penalties. As of June 30, 2004, the outstanding principal balance on the Partnership's line of credit was $5,036,000.

The Company believes that rental income from its apartment properties will be sufficient to meet operating expenses and to service the debt related to those properties.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

Although the Company has suffered a significant decline in hotel revenues and may be facing a significant period of time without partnership distributions and dividends from Portsmouth, management believes that its cash, rental properties, securities assets and capital resources and the cash flows generation from those assets will be adequate to meet the Company's current and future obligations.


OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.


CONTRACTUAL OBLIGATIONS

The Company's only contractual obligations and commercial commitments are its mortgages and note payable. The annual principal payments on the mortgages and note payable for the five-year period commencing July 1, 2005 are approximately as follows:

          Year ending June 30,
          --------------------
                   2005                     31,000
                   2006                     33,000
                   2007                     36,000
                   2008                     39,000
                   2009                     41,000
                   Thereafter            2,132,000
                                         ---------
                            Total       $2,312,000
                                         =========

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Felcor is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material. The impact of inflation on the Company's multifamily real estate is also not viewed by management as material as tenant leases are short-term and expire within twelve months.


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

The Company's other accounting policies are straightforward in their application.



Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                     PAGE

Report of Independent Registered Public Accounting Firm            20

Consolidated Balance Sheet -June 30, 2004                          21

Consolidated Statements of Operations - For
  Year Ended June 30, 2004 and
  Year Ended June 30, 2003                                         22

Consolidated Statements of Shareholders' Equity - For
  Year Ended June 30, 2004 and
  Year Ended June 30, 2003                                         23

Consolidated Statements of Cash Flows - For
  Year Ended June 30, 2004 and
  Year Ended June 30, 2003                                         24

Notes to Consolidated Financial Statements                         25

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Santa Fe Financial Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Santa Fe Financial Corporation at June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Irvine, California
October 6, 2004

                       SANTA FE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEET


As of June 30,                                                  2004
                                                            ------------

Assets
  Cash and cash equivalents                                 $    185,000
  Investment in marketable securities                         26,760,000
  Investment in Justice Investors                              7,986,000
  Rental properties                                            4,667,000
  Other investments                                              980,000
  Other assets                                                   344,000
                                                              ----------
    Total assets                                            $ 40,922,000
                                                              ==========


Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $ 10,202,000
  Obligations for securities sold                              5,913,000
  Mortgage notes payable                                       2,312,000
  Accounts payable and accrued expenses                        1,243,000
                                                              ----------
    Total liabilities                                         19,670,000
                                                              ----------
  Minority interest                                            6,036,000
                                                              ----------

Shareholders' equity:
  6% Cumulative, convertible, redeemable at
    the option of the holder, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 63,600
    Liquidation preference of $860,000                             6,000
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    1,276,038 shares issued and 1,178,210 outstanding            128,000
  Additional paid-in-capital                                   8,808,000
  Retained earnings                                            7,225,000
  Treasury stock, at cost, 97,828 shares                        (951,000)
                                                              ----------
    Total shareholders' equity                                15,216,000
                                                              ----------

    Total liabilities and shareholders' equity              $ 40,922,000
                                                              ==========

See accompanying notes to consolidated financial statements.

                    Santa Fe Financial Corporation
                   Consolidated Statements of Operations

For the year ended June 30,                         2004            2003
                                                ----------      ----------
Real estate operations:
  Rental income                                $   415,000    $    419,000
  Property operating expense                      (168,000)       (196,000)
  Mortgage interest expense                       (203,000)       (204,000)
  Depreciation expense                             (74,000)        (70,000)
                                                ----------      ----------
    Loss from real estate operations               (30,000)        (51,000)
                                                ----------      ----------

  General and administrative expense              (888,000)       (926,000)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                     3,332,000       1,471,000
                                                 ---------      ----------
Other income(loss):
  Net gains on marketable securities             5,000,000       2,664,000
  Dividend and interest income                     343,000         208,000
  Margin interest and trading expenses          (1,148,000)       (908,000)
  Impairment loss on other investments            (220,000)       (100,000)
  Other income                                      58,000          77,000
                                                ----------      ----------
    Total other income                           4,033,000       1,941,000
                                                ----------      ----------
Income before income taxes and
 minority interest                               6,447,000       2,435,000

Income tax expense                              (2,749,000)       (999,000)
                                                ----------      ----------
Income before minority interest                  3,698,000       1,436,000

Minority interest                               (1,003,000)       (444,000)
                                                ----------      ----------
Net income                                     $ 2,695,000     $   992,000

Preferred stock dividend                           (52,000)        (52,000)
                                                ----------      ----------
Income available to common shareholders        $ 2,643,000     $   940,000
                                                ==========      ==========
Basic income per share                         $      2.24     $       .80
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                       SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                Preferred Stock     Common Stock
                ---------------   --------------------
                                                         Additional
                                                         Paid-In      Retained     Treasury
                Shares   Amount    Shares     Amount     Capital      Earnings     Stock          Total

                ---------------   --------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2002   63,600   $6,000   1,276,038  $128,000   $8,808,000   $3,642,000   $(951,000)  $11,633,000

Net income                                                              992,000                   992,000

Dividend paid
to preferred
shareholders                                                            (52,000)                  (52,000)

                ---------------   --------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2003   63,600   $6,000   1,276,038  $128,000   $8,808,000   $4,582,000   $(951,000)  $12,573,000

Net income                                                            2,695,000                 2,695,000

Dividend paid
to preferred
shareholders                                                            (52,000)                  (52,000)

                ---------------   --------------------   ----------   ----------   ---------   -----------
Balance at
June 30, 2004   63,600   $6,000   1,276,038  $128,000   $8,808,000   $7,225,000   $(951,000)  $15,216,000

                ===============   ========= =========   ==========   ==========   =========   ===========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows


For the year ended June 30,                            2004          2003
                                                    ----------    ----------
Cash flows from operating activities:
  Net income                                       $ 2,695,000   $   992,000
  Adjustments to reconcile net income
   to net cash used in operating activities:
    Equity in net income of Justice Investors       (3,332,000)   (1,471,000)
    Net unrealized gains on marketable securities     (662,000)   (5,054,000)
    Impairment loss on other investments               220,000       100,000
    Minority interest                                1,003,000       444,000
    Depreciation expense                                74,000        70,000
    Changes in operating assets and liabilities:
      Investment in marketable securities           (3,627,000)  (12,694,000)
      Other investments                               (850,000)     (150,000)
      Other assets                                     550,000      (650,000)
      Accounts payable and accrued expenses            257,000       757,000
      Deferred income tax                            1,160,000       769,000
      Due to securities broker                       4,367,000     5,743,000
      Obligations for securities sold               (2,491,000)    8,102,000
                                                    ----------    ----------
  Net cash used in operating activities               (636,000)   (3,042,000)
                                                    ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors            953,000     1,974,000
                                                    ----------    ----------
  Net cash provided by investing activities            953,000     1,974,000
                                                    ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable               (28,000)      (26,000)
  Repayment of mortgage notes payable                        -      (163,000)
  Dividends paid to preferred shareholders             (52,000)      (52,000)
  Dividends paid to minority shareholders             (174,000)     (114,000)
                                                    ----------    ----------
  Net cash used in financing activities               (254,000)     (355,000)
                                                    ----------    ----------
Net increase(decrease) in cash and cash
  equivalents                                           63,000    (1,423,000)

Cash and cash equivalents at beginning of period       122,000     1,545,000
                                                    ----------    ----------
Cash and cash equivalents at end of period         $   185,000   $   122,000
                                                    ==========    ==========
Supplemental information
  Income taxes paid, net of refunds                $   120,000   $   779,000
                                                    ==========    ==========
  Interest paid                                    $   533,000   $   288,000
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

The Company's operations primarily consist of managing a hotel property through its interest in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 75.2% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant inter-company transactions and balances have been eliminated.

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

Other Investments

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at the lower of cost or estimated fair value on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis.

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

The Company reviews its rental property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in 2004 and 2003.

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

Revenue Recognition

The major source of the Company's revenue was through its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California in which the Company's subsidiary, Portsmouth, is both a limited and general partner. Portsmouth and the Company account for the investment under the equity method.

Rental income is recognized when earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of June 30, 2004 and 2003, the conversion price is above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive. Therefore, basic and diluted earnings per share for the year ended June 30, 2004 and 2003 are the same.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

Recently Issued Accounting Standards

In January 2003, the FASB issued its new consolidation accounting model through FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, FIN 46 was reissued as FIN 46R, which contained revisions to address certain implementation issues. Under generally accepted accounting principles (GAAP), a company must consolidate any entity in which it has a "controlling financial interest." The long-standing voting interest model defined this term as ownership of more than 50 percent of the entity's voting interests. FIN 46 makes two critical changes: it defines when a company should base "controlling financial interest" on factors other than voting rights, and requires that a new "risk and rewards" model be applied in these situations.

The adoption of FIN 46 as revised by 46R did not have a material impact on the Company's financial condition or results of operations.

In March 2004, the EITF ratified its consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). On September 30, 2004, the Financial Accounting Standards Board
(FASB) issued a final FASB Staff Position, FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in EITF 03-1. Disclosures required by EITF 03-1 have not been deferred and the Company has adopted those disclosures.

NOTE 2 - INVESTMENT IN JUSTICE INVESTORS

One of the Company's principal sources of revenue is derived from the management of its 68.9%-owned subsidiary Portsmouth. Portsmouth has a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership") and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon Garage Corporation. The Company also derives revenue from management fees from Justice for actively managing the hotel as a general partner and from the investment of its cash and securities assets. Investment in Justice Investors is recorded on the equity basis.

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

The compensation agreement for the general partners of Justice Investors provides that the general partners are entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon Garage Corporation and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 is split 50/50 between the general partners. The partnership makes monthly advances of $10,000 to Evon and $2,500 to Portsmouth with any balance adjusted at the end of the year based on annual gross revenues. For the twelve months ended June 30, 2004 and 2003, the Company received $30,000 in management fees from Justice Investors.

In May of 2004, a $5,000,000 settlement payment was made to Justice from the hotel lessee to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. That settlement payment is being held in a separate partnership account and will be applied towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. The Partnership expects to utilize all of the settlement proceeds for such costs by its December 31, 2004 year end, which may impact the Company's equity in net income of Justice Investors for fiscal 2005.

Due to the termination of the Hotel Lease on June 30, 2004, it was necessary for the Partnership to amend the agreement by which the general partners of Justice were compensated since the general partners would be taking on new responsibilities as the Justice assumed the role as owner-operator of the

Hotel. Furthermore the prior agreement was based on a percentage of gross rents, which the Partnership would no longer be receiving from the Hotel.

On July 16, 2004, Justice entered into a new General Partner Compensation Agreement (the "Compensation Agreement"), with an effective date of May 31, 2004. The new agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $262,500, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum will be payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, as defined in the Dow Management Agreement that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth. In addition, the Compensation Agreement provides that the general partners are paid a repositioning fee in the aggregate amount of $275,000, to be paid in equal amounts to Evon and Portsmouth in two installments. The first installment of $68,750 to each of Evon and Portsmouth was to be paid within 10 days of the execution of the Compensation Agreement with the second installment to be paid upon the substantial completion of the renovation of the Hotel.

The Company amortizes the step up in the asset values allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2004
                                                            ----------
Assets
Total current assets                                       $ 5,234,000
Property, plant and equipment, net of
  accumulated depreciation of $13,204,000                    6,932,000
Land                                                         1,124,000
Construction in progress                                        50,000
Other assets                                                   269,000
                                                            ----------
    Total assets                                           $13,609,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   263,000
Long term debt                                               5,208,000
Partners' capital                                            8,138,000
                                                            ----------
    Total liabilities and partners' capital                $13,609,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the twelve months ended June 30,           2004            2003
                                            ----------      ----------
Revenues                                   $ 9,369,000     $ 3,971,000
Costs and expenses                          (2,507,000)       (873,000)
                                            ----------      ----------
Net income                                 $ 6,862,000     $ 3,098,000
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

At June 30, 2004, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:

AS of June 30, 2004
                             Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $20,929,000    $ 6,540,000     ($  709,000)      $5,831,000     $26,760,000


AS of June 30, 2003
                             Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $17,781,000    $ 5,143,000     ($  449,000)      $4,694,000     $22,475,000


The Company also invests, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of June 30, 2004, the Company had investments in unlisted companies (other investments) of $980,000 with an impairment loss on other investments of $220,000. The investment is presented on the balance sheet as other investments net of the impairment loss.

For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether there has been a permanent impairment in the carrying value of other investments. If an impairment is determined to exist, the carrying value or the investment is reduced to its estimated fair value.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2004, the Company had obligations for securities sold (equities short) of $5,913,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. Included in the net gains on marketable securities of $5,000,000 for the year ended June 30, 2004, are net unrealized gains of $662,000 and net realized gains of $4,338,000. Included in the net gains on marketable securities of $2,664,000 for the year ended June 30, 2003, are net unrealized gains of $5,054,000 and net realized losses of $2,490,000. There were no gross unrealized positions on any securities held which existed for more than one year.


NOTE 4 - RENTAL PROPERTIES

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California.

Units are leased on a short-term basis, with no lease extending beyond one year. At June 30, 2004, rental properties included the following:

  Land                                      $ 2,430,000
  Buildings, improvements and equipment       2,536,000
  Accumulated depreciation on buildings,
    improvements and equipment                 (299,000)
                                              ---------
                                             $4,667,000
                                              =========


NOTE 5 - MORTGAGE NOTES PAYABLE

At June 30, 2004, the balance on mortgage notes payable was $2,312,000. Included in mortgage notes payable balance are two mortgages in the amounts of $1,862,000 and $450,000. The mortgages are collateralized by trust deeds on the respective apartment complexes. The interest rates on the $1,862,000 note and the $450,000 note are 7.73% and 6.45% respectively. The notes mature in October 2029 and February 2032, respectively.

The annual principal payments on the mortgages for the five-year period commencing July 1, 2004 are approximately as follows:

          Year ending June 30,
          --------------------
                   2005                 $   31,000
                   2006                     33,000
                   2007                     36,000
                   2008                     39,000
                   2009                     41,000
                   Thereafter            2,132,000
                                         ---------
                            Total       $2,312,000
                                         =========

NOTE 6 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income taxes expense consists of the following:


For the year ended June 30,             2004          2003
                                     ----------    ----------
 Federal
   Current                          $   899,000   $    18,000
   Deferred                           1,136,000       727,000
                                     ----------    ----------
                                      2,035,000       745,000
                                     ----------    ----------
 State
   Current                              328,000       212,000
   Deferred                             386,000        42,000
                                     ----------    ----------
                                        714,000       254,000
                                     ----------    ----------
                                    $ 2,749,000   $   999,000
                                     ==========    ==========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,                2004          2003
                                         ------        ------
  Statutory federal tax rate              34.0%         34.0 %
  State income taxes, net of
   federal tax benefit                     6.0%          6.0 %
  Other                                    2.6%         (1.0)%
                                         ------        ------
                                          42.6 %         39.0%
                                         ======        ======


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2004 are as follows:

  Deferred tax assets
    Net operating losses carryforwards              $ 1,281,000
    Capital losses carryforwards                        838,000
    State taxes                                         147,000
    Investment loss reserves                             93,000
                                                     ----------
                                                      2,359,000
  Deferred tax liability
    Deferred gains on real estate sale                 (852,000)
    Unrealized gains on marketable securities        (1,870,000)
                                                     ----------

  Net deferred tax liability                        $  (363,000)
                                                     ==========

The net deferred tax liability is included in accounts payable and accrued expenses on the balance sheet. As of June 30, 2004, the Company had net operating losses available for carryforward of $3,444,000 for federal income taxes and $1,240,000 for state purposes. The net operating loss carryforward expires in varying amounts through 2024. As of June 30, 2004, the Company also had net capital losses available for carryforward for federal and state income tax purposes totaling approximately $1,075,000. The carryforward expires in varying amounts through 2006.


NOTE 7 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operations of its multi-family residential properties, the operation of Justice Investors, and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the year ended June 30, 2004 and 2003. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income for investment transactions consist of net investment gains and dividend and interest income.

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2004              PROPERTIES    INVESTORS    TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------   -----------   -----------   ------------
Operating income           $   415,000   $ 3,332,000  $  5,343,000  $          -   $  9,090,000
Operating expenses            (168,000)            -    (1,368,000)            -     (1,536,000)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation                 247,000     3,332,000     3,975,000             -      7,554,000

Mortgage interest expenses    (203,000)            -             -             -       (203,000)
Depreciation                   (74,000)            -             -             -        (74,000)
General and administrative
  expenses                           -             -             -      (888,000)      (888,000)
Other income                         -             -             -        58,000         58,000
Income tax expense                   -             -             -    (2,749,000)    (2,749,000)
Minority interest                    -             -             -    (1,003,000)    (1,003,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $   (30,000)  $ 3,332,000  $  3,975,000  $ (4,582,000)  $  2,695,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 4,667,000   $ 7,986,000  $ 27,740,000   $   185,000   $ 40,578,000
                           ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2003              PROPERTIES    INVESTORS    TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------   -----------   -----------   ------------
Operating income           $   419,000   $ 1,471,000  $  2,872,000  $          -   $  4,762,000
Operating expenses            (196,000)            -    (1,008,000)            -     (1,204,000)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation                 223,000     1,471,000     1,864,000             -      3,558,000

Mortgage interest expenses    (204,000)            -             -             -       (204,000)
Depreciation                   (70,000)            -             -             -        (70,000)
General and administrative
  expenses                           -             -             -      (926,000)      (926,000)
Other income                         -             -             -        77,000         77,000
Income tax expense                   -             -             -      (999,000)      (999,000)
Minority interest                    -             -             -      (444,000)      (444,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $   (51,000)  $ 1,471,000  $  1,864,000  $ (2,292,000)  $    992,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 4,723,000   $ 5,604,000  $ 22,825,000   $ 2,195,000   $ 35,347,000
                           ===========   ===========   ===========   ===========   ============


NOTE 8 - SHAREHOLDERS' EQUITY

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland Village from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. For the years ended June 30, 2004 and 2003, the Company paid preferred stock dividends of $52,000 and $52,000, respectively, to InterGroup.


NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2004, InterGroup owned approximately 69.7% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 71.3% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 4.2% of the Company's outstanding voting stock as of June 30, 2004. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup has the power to vote approximately 75.5% of the voting shares of the Company.

The InterGroup Corporation allocates corporate expenses to the Company and its subsidiary based on management's estimate of the pro rata utilization of resources. During the years ended June 30, 2004 and 2003, the Company and Portsmouth made payments to InterGroup of approximately $167,000 and $171,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

For the years ended June 30, 2004 and 2003, the Company paid preferred stock dividends of $52,000 each year to InterGroup.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. During the fiscal years ended June 30, 2004 and 2003, Mr. Winfield was paid performance based compensation of $618,000 and $654,000, respectively. This performance based compensation program may be further modified or terminated at the discretion of the Board.

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


Item 8B. Other Information.

None.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2004:


                                  Present
                                  Position           Director
     Name             Age      With the Company        Since       Term to Expire
--------------------------------------------------------------------------------------
John V. Winfield      57       Chairman, President     1995        2004 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      60       Director (1)(2)         1996        2004 Annual Meeting

John C. Love          64       Director (1)(2)         1998        2004 Annual Meeting

Michael G. Zybala     52       Vice President,
                               Secretary, and
                               General Counsel         N/A         N/A

David T. Nguyen       31       Treasurer and           N/A         N/A
                               Controller

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

David T. Nguyen - Mr. Nguyen was appointed as Treasurer of the Company on February 27, 2003. Mr. Nguyen also serves as Treasurer of InterGroup and Portsmouth, having been appointed to those positions on February 26, 2003 and February 27, 2003, respectively. Mr. Nguyen is a Certified Public Accountant and, from 1995 to 1999, was employed by PricewaterhouseCoopers LLP where he was a Senior Accountant specializing in real estate. Mr. Nguyen has also served as the Company's Controller from 1999 to December 2001 and from December 2002 to present.


Family Relationships: There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.


Involvement in Certain Legal Proceedings: No director or executive officer, or person nominated or chosen to become a director or executive officer, was involved in any legal proceeding requiring disclosure.


BOARD AND COMMITTEE INFORMATION

Santa Fe is an unlisted company and a small business issuer under the rules and regulations of the Securities and Exchange Commission ("SEC"). The majority of its Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and the National Association of Securities Dealers' ("NASD").

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Santa Fe is an unlisted company and small business issuer under SEC rules.
The Company's Audit Committee is currently comprised of Messrs. Nance (Chairperson) and Love, each of whom are independent directors as independence is defined by the applicable rules of the SEC and the NASD, and as may be modified or supplemented. Each of these directors also meets the audit committee financial expert test.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company is aware of one delinquent filing by a more than 10% shareholder. On July 15, 2004, The InterGroup Corporation filed a Form 5 reporting an acquisition of 9,200 shares of Santa Fe's common stock on June 30, 2004, which was a Form 4 transaction not reported on a timely basis. Other than that filing, the Company believes that during fiscal 2004 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. The Company will provide to any person without charge, upon request, a copy of its code of ethics by sending such request to: Santa Fe Financial Corporation, Attn: Treasurer, 820 Moraga Drive, Los Angeles 90049. The Company does not maintain an Internet website. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.


Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company and its subsidiary for fiscal years ended June 30, 2004, 2003 and 2002.


                            SUMMARY COMPENSATION TABLE

                                Annual Compensation
                    ---------------------------------------------
Name and Principal                                              Other Annual
Position                       Year     Salary       Bonus      Compensation
------------------             ----     ------       -----      -------------

John V. Winfield               2004    $240,000(1)   $618,000(2)  $12,000(3)
Chairman, President and        2003    $200,000(1)   $654,000(2)  $12,000(3)
Chief Executive Officer        2002    $230,000(1)   $      -     $12,000(3)

Michael G. Zybala              2004    $ 63,000(4)   $      -           -
Vice President, Secretary,     2003    $ 47,000(4)   $  2,000           -
and General Counsel            2002    $ 88,000(4)   $      -           -
-----------------------------

(1) Includes salary received from the Company's subsidiary, Portsmouth, in the amounts of $92,000, $77,000 and $88,000 for the fiscal years 2004, 2003 and 2002 respectively. Does not include compensation received from Santa Fe's parent corporation, InterGroup, of $1,729,000, $948,000 and $339,000 for fiscal years ended June 30, 2004, 2003 and 2002, respectively.

(2) Amounts shown reflect a performance bonus, approved by the disinterested members of the Board of Directors of the Company and its subsidiary Portsmouth based on the results of Mr. Winfield's management of the Company's securities portfolio for the fiscal years ended June 30, 2004 and 2003. Of the total amount of the bonus, $407,000 was paid by Portsmouth in 2004 and $411,000 was paid for fiscal 2003.

(3) Amounts shown reflect regular annual director's fees paid by Santa Fe and Portsmouth, each in the amount of $6,000. During fiscal 2004, 2003 and 2002, the Company and Portsmouth also paid combined annual premiums of $42,500 and $42,500, respectively, for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(4) Approximately $50,000, $38,000 and $71,000 of Mr. Zybala's salary and bonus was allocated to Portsmouth in fiscal years 2004, 2003 and 2002, respectively. Does not include total compensation received from Santa Fe's parent corporation, InterGroup, of $29,000, $16,000 and $33,000 for fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The Company's previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established by the Board, Mr. Winfield was be entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts will be calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. This change was made to make the Company's plan be consistent with that established by its parent company, InterGroup. This performance based compensation program may be further modified or terminated at the discretion of the Board.


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



Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 10, 2004, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          89,858(3)                   7.7%
Allied Mutual Insurance
  Services ("AMI")
First Floor, Times Place,
45 Pall Mall
London SW1Y5GP, United Kingdom

The InterGroup Corporation              884,796(4)                  71.3%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.2%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          934,196(5)                  75.2%
  John V. Winfield as a group
------------------------------

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,210 shares of Common Stock issued and outstanding as of September 10, 2004, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based on their Statement on Schedule 13D (Amendment No. 6) dated June 13, 2001, GPG and its wholly-owned subsidiary AMI claim shared power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, 89,858 shares (post stock split) of Santa Fe's Common Stock owned beneficially and of record by GPG and through AMI.

(4) InterGroup is the beneficial owner of 821,196 shares of Common Stock and 63,600 shares of convertible, voting preferred stock, which shares are entitled to vote as if converted to Common Stock.

(5) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 59.3% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.


 (b) Security Ownership of Management

The following table sets forth, as of September 10, 2004, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        934,196(3)                  75.2%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

David T. Nguyen                               0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             934,196                     75.2%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,210 shares of Common Stock issued and outstanding as of September 10, 2004, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 821,196 shares of Common Stock and 63,600 shares of convertible, voting preferred stock. As the President, Chairman of the Board and a 59.3% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 3.0% shareholder of InterGroup as well as a Director thereof. John C. Love is also a Director of InterGroup and a less than 1% shareholder.


Security Ownership of Management in Subsidiary

As of September 10, 2004, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 9,200 shares are owned by Santa Fe's parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 70.1% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


(c) Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions

As of September 10, 2004, Santa Fe and InterGroup owned 70.1% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 68.8% of the voting stock of Santa Fe. All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management's estimate of the pro rata utilization of resources. During the fiscal years ended June 30, 2004 and 2003, the Company and Portsmouth made payments to InterGroup of approximately $171,000 and $223,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset. During fiscal 2003, Portsmouth also paid consulting fees to an officer of InterGroup in the amount of $62,000.

In September 1999, the Company's subsidiary, Woodland Village, obtained a 5-year interest only note in the amount of $162,563 from InterGroup. The note carries a 7.75% interest rate and was scheduled to mature on September 29, 2004. In September 2002, the Company repaid InterGroup $162,563 and assumed the note.

During each of the fiscal years 2004 and 2003, the Company paid $51,516 in preferred stock dividends to InterGroup.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. For the fiscal years ended June 30, 2004 and 2003, Mr. Winfield was paid performance based compensation of $618,000 and $654,000, respectively. This performance based compensation program may be further modified or terminated at the discretion of the Board.


In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2004 and 2003, the Company paid annual premiums of $25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2004 and 2003, Portsmouth paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield.

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

   14.    Code of Ethics

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


 (b) Reports on Form 8-K
     -------------------

The following Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report:

Date of Report          Item Number             Events Reported
--------------          -----------             ---------------
 May 5, 2004              Item 5          Settlement and termination of
                                          Lease; discontinuance of Partnership
                                          distributions and Company dividends.


(c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----

Independent Auditor's Report                                   F-1

Balance Sheets -- December 31, 2003 and 2002                   F-2

Statements of Income and Partners' Capital - Years             F-3
  Ended December 31, 2003 and 2002

Statements of Cash Flows - Years Ended                         F-4
  December 31, 2003 and 2002

Notes to the Financial Statements                              F-5

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2004 and 2003 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:


                                            Fiscal Year
                                       --------------------
                                         2004        2003
                                       --------    --------
        Audit Fees                     $ 81,000    $ 68,000
        Audit-Related Fees             $      -    $      -
        Tax Fees                       $      -    $      -
        All Other Fees                 $      -    $      -



Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to any de minimus exceptions that may be set for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting.

All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees.

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SANTA FE FINANCIAL CORPORATION
                                                        (Registrant)

Date: October 7, 2004                         by /s/ John V. Winfield
      ---------------                            ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: October 7, 2004                         by /s/ Michael G. Zybala
      ---------------                            ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: October 7, 2004                         by /s/ David T. Nguyen
      ---------------                            ---------------------------
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


Date: October 7, 2004                 /s/ John V. Winfield
      ---------------                 ---------------------------------------
                                      John V. Winfield, Chairman of the Board


Date: October 7, 2004                 /s/ John C. Love
      ---------------                 ---------------------------------------
                                      John C. Love
                                      Director

Date: October 7, 2004                 /s/ William J. Nance
      ---------------                 ---------------------------------------
                                      William J. Nance,
                                      Director

                        Independent Auditors' Report
                        ----------------------------

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying balance sheets of Justice Investors (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Justice Investors (a limited partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Burr, Pilger & Mayer LLP


San Francisco, California
January 27, 2004

                         JUSTICE INVESTORS
                        (a limited partnership)
                             BALANCE SHEETS
                       December 31, 2003 and 2002
                       --------------------------

                                ASSETS                  2003          2002
                                ------                  ----          ----
Current assets:
  Cash                                              $        -     $    5,469
  Rents receivable:
   Hotel                                                     -        110,687
   Garage-related party                                 93,791        113,395
   Other                                                   240            200
   Spa                                                  41,499              -
  Other receivable                                      34,785              -
  Due from partner                                           -            961
  Prepaid expenses                                           -         10,000
                                                     ---------      ---------
       Total current assets                            170,315        240,712
                                                     ---------      ---------
Property and equipment:
  Furniture, fixtures and equipment (net of
    accumulated depreciation of $81,158 in 2003
    and $5,553 in 2002)                                608,877              -
  Building and improvements on operating
    leases (net of accumulated depreciation of
    $12,870,358 in 2003 and $12,484,823 in 2002)     5,264,451      3,011,179
  Construction in progress                             138,788        481,403
  Land                                               1,124,128      1,124,128
                                                     ---------      ---------
       Total property and equipment                  7,136,244      4,616,710
                                                     ---------      ---------
Other assets:
 Loan fees (net of accumulated amortization
   of $258,700 in 2003 and $229,135 in 2002)            29,557         59,122
 Deferred lease costs (net of accumulated
   amortization of $13,662 in 2003 and
   $12,185 in 2002)                                      8,493          9,970
                                                     ---------      ---------
       Total other assets                               38,050         69,092
                                                     ---------      ---------
                                                    $7,344,609     $4,926,514
                                                     =========      =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Current liabilities:
  Trade accounts payable and accrued expenses       $  367,191     $   25,049
  Rents received in advance                             19,592              -
  Accrued interest                                      12,991          3,895
  Due to partner                                             -            100
                                                     ---------      ---------
       Total current liabilities                       399,774         29,044
Long-term debt                                       3,902,200      1,137,767
                                                     ---------      ---------
       Total liabilities                             4,301,974      1,166,811
Commitments and contingencies
Partners' capital                                    3,042,635      3,759,703
                                                     ---------      ---------
                                                    $7,344,609     $4,926,514
                                                     =========      =========

The accompanying notes are an integral part of these financial statements.

                           JUSTICE INVESTORS
                         (a limited partnership)

                STATEMENTS OF INCOME AND PARTNERS' CAPITAL
                for the years ended December 31, 2003 and 2002
                ----------------------------------------------

                                                       2003           2002
                                                       ----           ----
Rental income:
  Hotel - base rent                                $ 2,500,000   $ 2,500,000
  Hotel - additional rent                                    -       136,961
  Garage - related party                             1,300,317     1,410,698
  Spa                                                   96,171             -
  Other                                                  2,400         2,400
                                                     ---------     ---------
      Total rental income                            3,898,888     4,050,059
                                                     ---------     ---------

Operating expenses:
  Interest                                             106,842        25,613
  Depreciation and amortization                        542,183       369,594
  Lease commission                                      25,000        26,370
  Property taxes                                        43,823        43,286
  General and administrative:
    Administrative fees - general partners             150,000       150,000
    Accounting fees                                     10,000         2,225
    Audit and tax preparation                           54,736        39,161
    Bank charges                                        14,846        12,455
    Consultants                                        190,342        30,313
    Franchise taxes                                        975           971
    Insurance expense                                   92,194        48,619
    Legal fees                                         308,788        14,401
    Office expense                                      13,466         3,710
    Repairs and maintenance                            133,233         8,353
                                                     ---------     ---------
      Total operating expenses                       1,686,408       775,071
                                                     ---------     ---------

Other income:
  Interest income                                           54           135
  Miscellaneous income                                 296,000             -
                                                     ---------     ---------
      Total other income                               296,054           135
                                                     ---------     ---------
      Net Income                                     2,508,534     3,275,123

Partners' capital at beginning of period             3,759,703     4,852,580

Less distributions to partners                      (3,225,602)   (4,368,000)
                                                     ---------     ---------
Partners' capital at end of period                 $ 3,042,635   $ 3,759,703
                                                     =========     =========

The accompanying notes are in integral part of these financial statements.

                                JUSTICE INVESTORS
                              (a limited partnership)
                              -----------------------

                             Statements of Cash Flows
                  for the years ended December 31, 2003 and 2002
                  ----------------------------------------------



                                                        2003          2002
                                                        ----          ----
Cash flows from operating activities:
  Net income                                        $ 2,508,534   $ 3,275,123
  Adjustments to reconcile net income to
     net cash provided by operating
     activities-depreciation and amortization           542,183       369,594
  Changes in operating assets and liabilities:
   Decrease in rents receivable and due from
     partner                                             54,928     1,078,769
   Decrease (increase) in prepaid expenses               10,000        (8,131)
   Increase (decrease) in trade accounts payable
     and accrued expenses                               342,142       (23,472)
   Increase (decrease) in rents received in advance      19,592      (206,250)
   Decrease in due partner                                 (100)      (15,871)
   Increase in accrued interest                           9,096         1,546
                                                      ---------     ---------
      Net cash provided by operating activities       3,486,375     4,471,308
                                                      ---------     ---------
Cash flows from investing activities:
  Purchase of property and equipment and
     construction in progress                        (3,030,675)     (481,403)
                                                      ---------     ---------
Cash flows from financing activities:
  Distributions to partners                          (3,225,602)   (4,368,000)
  Net proceeds on long-term debt                      2,764,433       137,767
                                                      ---------     ---------

      Net cash used in financing activities            (461,169)   (4,230,233)

      Net decrease) in cash                              (5,469)     (240,328)

Cash at beginning of year                                 5,469       245,797
                                                      ---------     ---------

Cash and cash equivalents at end of year            $         -   $     5,469
                                                      =========     =========

Supplemental disclosures of cash flows
   information-cash paid during the year for:

  Interest                                          $   97,746    $    24,067
                                                      ========      =========
  Franchise taxes                                   $      975    $       971
                                                      ========      =========


The accompanying notes are in integral part of these financial statements.

                            JUSTICE INVESTORS
                             (a limited partnership

                        Notes to the Financial Statements
                        ---------------------------------

1.  Organization
    ------------

Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the hotel and parking garage. The Partnership leases the hotel to Felcor Lodging Trust, Inc. (Felcor) and is operated under the name Holiday Inn. The hotel lease provides for the Partnership to receive certain percentages of hotel revenue, as defined, to December 31, 2004, with a five-year renewal option. The Partnership leases the parking garage to Evon Garage Corporation (Evon), a general partner. The parking garage lease provides for payments of certain percentages of parking receipts through November 30, 2010. The Partnership completed a spa during the current year and entered into a new lease agreement. See Note 4-Leasing Arrangements.

The Partnership operates in one business segment, the development and lease of hotel and related facilities.


2.  Summary of Significant Accounting Policies
    ------------------------------------------

Rents Receivable
----------------
Management believes that all rents receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded as of December 31, 2003.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation on the hotel facilities is computed using the straight line method over a useful life of 40 years. Building improvements are being depreciated on a straight line basis over their useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are being depreciated on a straight line basis over their useful lives ranging from 5 to 7 years.

Construction in Progress
------------------------
Construction in progress at December 31, 2002 consisted of accumulated incurred costs through December 31, 2002 for a spa and new meeting rooms that were completed in 2003. The aggregate costs of construction in progress were transferred to property and equipment and depreciation was calculated accordingly. Construction in progress at December 31, 2003 consisted of accumulated incurred costs through December 31, 2003 for the replacement of the window paneling of the building. This project was not completed at December 31, 2003.

Loan Fees and Deferred Lease Costs
----------------------------------
Loan fees are stated at cost and amortized using the straight line method over 10 years. Deferred lease costs are stated at cost and amortized using the straight line method over 15 years.

                                 Continued

                              JUSTICE INVESTORS
                           (a limited partnership)

                     Notes to the Financial Statements, Continued
                     --------------------------------------------

2. Summary of Significant Accounting Policies, continued
--------------------------------------------------------

Trade Accounts Payable
----------------------
The Partnership's banking system provides for the daily replenishment of bank accounts from the line of credit as checks are presented. Accordingly, included in trade accounts payable at December 31, 2003 and 2002 is $47,940 and $20,970, respectively, representing the excess of outstanding checks over cash on deposit at the bank upon which the checks were drawn.

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

                                 Continued

                             JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to the Financial Statements, Continued
                    --------------------------------------------

3.  Long-Term Debt
    --------------

The Partnership has a revolving reducing line of credit agreement with a bank that is collateralized by the first deed of trust on the hotel land and property and the Partnership's interest in the hotel and garage leases. Balances accrue interest at either prime rate per annum or at LIBOR plus 2% per annum to a capped rate of 9.5% on balances up to $4,000,000. The outstanding balances under the agreement at December 31, 2003 and 2002 were $3,902,200 and $1,137,767, respectively. The balances were accruing interest at 4.25% and 4% at December 31, 2003 and 2002, respectively. The line of credit matures on December 31, 2004.

Under the terms of the agreement, the line of credit is subject to a declining maximum credit limit as follows:

                     2004                    $4,470,275

The Partnership is currently in the process of finalizing a line of credit of $7,500,000 with another bank to replace an existing line of credit. This line of credit will expire two years after the commencement date.


4.  Leasing Arrangements
    --------------------

The Partnership leases the hotel, parking garage and spa facilities under noncancelable operating leases.

The hotel lease with Felcor provides for minimum monthly payments of $208,333 plus an additional percentage rent. The percentage rent is based on the greater of a) 20% of the gross room revenue of the lessee or b) $2,500,000 plus 50% of the lessee's cash available. Cash available is defined as the gross room revenue plus other revenue less operating expenses of the lessee less the base rent of $2,500,000 less $1,250,000. Rents due under the 20% of gross room revenue provision are payable monthly and are calculated based on cumulative gross room revenues on a calendar basis. Rents due under the 50% of cash available provision are payable annually in December. There were no additional hotel percentage rent received during 2003 and the additional rent for 2002 was $136,961.

The Partnership entered into a tolling agreement with Felcor in December 2003 to terminate their relationship as lessor and lessee under the above lease as soon as is reasonably practicable. See Note 8-Contingencies.

The parking garage lease with Evon provides for minimum monthly payments of $19,764 plus an additional percentage rent. The percentage rent is based on 60% of the gross parking revenues and is due monthly. Additional garage percentage rent received during 2003 and 2002 was $1,063,149 and $1,173,530, respectively.
                                Continued

                            JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to the Financial Statements, Continued
                    --------------------------------------------

4.  Leasing Arrangements, continued
    --------------------------------

The partnership entered into a new lease agreement with Tru Spa for the spa facilities in July 1, 2002. The scheduled commencement date was May 1, 2003 and the lease expires on May 31, 2013. The lease has been amended and the amended commencement date was June 1, 2003. The minimum rent payments are $11,666.67 per month from June to December 31, 2005 and from January 2006 and on every third year thereafter, it is the minimum rent plus the percentage increase in the Consumer Price Index multiplied by the minimum rent. There is also an additional rent of $2,072 per month that is payable on the same terms as the minimum rent. Per the lease agreement the minimum rent and other charges payable during the first ninety days of the first lease year shall be deferred. Beginning on the thirteenth calendar month following such ninety day period (September 2004), and continuing for eleven consecutive months thereafter, Tru Spa shall add one-twelfth of the deferred rent to the minimum rent due hereunder. Included in the rent receivable is the amount of $41,216 that reflects the receivable for deferred rent.

Minimum future rentals to be received under existing non-cancelable operating leases as of December 31, 2003 for each of the next five years and in the aggregate are:

                             Hotel         Garage       Spa         Total
                             -----         ------       ---         -----
Year ending December 31:
    2004                   $2,500,000    $  237,168    $165,000   $2,902,168
    2005                            -       237,168     165,000      402,168
    2006                            -       237,168     165,000      402,168
    2007                            -       237,168     165,000      402,168
    2008                            -       237,168     165,000      402,168
    Thereafter                      -       454,572     728,750    1,183,322
                            ---------     ---------    --------    ---------
                           $2,500,000    $1,604,412   $1,553,750  $5,694,162
                            =========     =========    =========   =========


5.  Related Party Transactions
    --------------------------
During 2003 and 2002, the Partnership incurred expenses for legal services of $13,174 and $14,401, respectively, which were rendered by a limited partner.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $1,300,317 and $1,410,698 during 2003 and 2002, respectively, under the terms of the lease agreement, see Note 4-Leasing Arrangements. Rents receivable from Evon at December 31, 2003 and 2002 were $93,831 and $113,395, respectively.


                                  Continued

                            JUSTICE INVESTORS
                             (a limited partnership)

                Notes to the Financial Statements, Continued
                --------------------------------------------


6.  Concentration of Credit Risk
    ----------------------------

Revenue and Receivables
-----------------------
The Partnership earns rental revenues under three operating leases, see Note 4-Leasing Arrangements. The Partnership received 100% of its revenue related to the hotel from Felcor, 100% of its revenue related to the parking garage from Evon and 100% of its revenue related to the spa from Tru Spa.

Rents receivable at December 31, 2003 and 2002 consist of the amounts due under the leases as follows:

                                                       2003           2002
                                                       ----           ----

         Hotel receivable-Felcor                  $        -      $  110,687
         Garage receivable-Evon                       93,831         113,395
         Spa- Tru Spa                                 41,499               -
         Other                                           200             200
                                                   ---------       ---------
                                                  $  135,530      $  224,282
                                                   =========       =========

Felcor is a public company that is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934.


7.  Commitments
    -----------

Administrative Fees-General Partners
------------------------------------
The Partnership has an arrangement with its two general partners, Evon and Portsmouth Square, Inc. (Portsmouth), under which it pays three percent of the first $10,000,000 of gross rents to the general partners. Of the first $150,000 payable, eighty percent is due to Evon and twenty percent is due to Portsmouth. Any compensation in excess of $150,000 is split equally between Evon and Portsmouth.

Administrative fees paid to Evon and Portsmouth for 2003 and 2002 are as follows:

                                      2003          2002
                                      ----          ----

                 Evon               $120,000      $120,000
                 Portsmouth           30,000        30,000
                                     -------       -------
                                    $150,000      $150,000
                                     =======       =======

As of December 31, 2002, the Partnership had prepaid $10,000 of administrative fees to Evon. There were no prepaid as of December 31, 2003. As of December 31, 2002, the Partnership had administrative fees payable to the general partners of $47,762, which is included in accounts payable in the accompanying balance sheet. There were no administrative fees payable to the partners as of December 31, 2003.

                                  Continued

                             JUSTICE INVESTORS
                             (a limited partnership)

                   Notes to the Financial Statements, Continued
                   --------------------------------------------


7.  Commitments, continued
    ----------------------

Lease Commission
----------------

The Partnership is obligated to pay a lease commission of 1% of rentals received to December 31, 2004 plus Holiday Inn lease extension, if any, to December 31, 2009.


8.  Contingencies
    -------------

In the latter part of fiscal 2003, Justice Investors conducted a comprehensive physical inspection of the hotel as permitted by the terms of the lease. In July 2003, Justice delivered to the hotel lessee, Felcor Lodging Trust, Inc. (Felcor) and Holiday Inn a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the lease. While each of the asserted defaults are material, the most material default is set out in the Deficiency Report dated July 30, 2003 asserting an amount of damages of $13,914,958 owing to the Partnership by Felcor. In addition, in December 2003, the Partnership asserted another tentative material default with respect to the capital reserve account which is managed by Felcor totaling an amount in excess of $3,272,000. Most of the asserted defaults have not yet been cured and from the partners' perspective, the time period set out in the lease providing for Felcor's cure, has now elapsed. Certain of the asserted defaults have either been cured, or the Partnership and Felcor have reached a settlement with respect thereto.

The initial term of the hotel lease expires on December 31, 2004; however, the lessee has the right to renew the lease for an additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the lease, the lessee is required to notify Justice Investors of its intention to exercise the five-year option by December 31, 2003. To give the parties the opportunity to amicably resolve the issues concerning the alleged deficiencies in the condition of the hotel and other lease obligations, Justice and Felcor agreed to extend the date by which the lessee must give Justice notice of its intent to renew from December 31, 2003 to a date thirty days from the date that either party receives notice that the extension time has been terminated. As a result of the Partnership's asserted defaults, and Felcor's failure to cure the same, it is the Partnership's position that it can terminate the lease and all of Felcor's rights thereunder.

Felcor claims that it is not in default of any provision of the lease. Accordingly, an interim tolling agreement has been reached between the parties on December 10, 2003, which provides that the lease and Felcor's relationship with the Partnership is expected to terminate on or before June 30, 2004. In addition, as to the claims made by the Partnership against Felcor as set out in the notices of default, the parties will engage in a process which the parties intend will result in a settlement of the damages and other claims.


                                  Continued

                             JUSTICE INVESTORS
                             (a limited partnership)

                    Notes to the Financial Statements, Continued
                    --------------------------------------------


8.  Contingencies, continued
    ------------------------

If the relationship between the Felcor and the Partnership is terminated, the Partnership anticipates that it would renovate the hotel property and seek a third party to manage the Hotel under a recognized brand. If the Partnership renovates the property, it is likely that the Hotel may be closed during the renovation and may not generate revenues. While the Partnership cannot make any assurances, it may seek to fund the cost or renovations and any partnership distributions out of borrowings; to the extent that the Partnership is able to utilize existing loan facilities or to negotiate new facilities. While the Partnership has received an appraisal of the Hotel indicating that the value of the property is adequate to serve as collateral for lending facilities, there can be no assurances that loan facilities will be available, or that if available, they would be on terms acceptable to the Partnership.


9.  Arbitration Settlement
    ----------------------

During 2002, the Partnership settled a dispute with Felcor, the hotel lessee, related to an obligation of Felcor to repair existing deficiencies in the window system, and certain existing cracks, spalling, porosity conditions in the concrete. The Partnership received a settlement payment of $296,000 which is included in miscellaneous income in the accompanying income statement.