Form 10QSB
period 2004-09-30
SANTA FE FINANCIAL CORP
filed 2004-11-12
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2004

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of November 10, 2004.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - September 30, 2004 (Unaudited)         3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended September 30, 2004 and September 30, 2003      4

    Consolidated Statements of Cash Flows (Unaudited) -
      Three Months ended September 30, 2004 and September 30, 2003      5

    Notes to Consolidated Financial Statements                          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 11

  Item 3. Controls and Procedures                                       17


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             18


SIGNATURES                                                              18

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of September 30,                                            2004
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    703,000
  Investment in marketable securities                       19,354,000
  Investment in Justice Investors                            8,102,000
  Rental property, net                                       4,648,000
  Other investments                                            200,000
  Other assets                                                 384,000
                                                           -----------
Total assets                                              $ 33,391,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  6,549,000
  Obligations for securities sold                            4,303,000
  Mortgage notes payable                                     2,304,000
  Accounts payable and accrued expenses                        435,000
                                                           -----------
Total liabilities                                           13,591,000
                                                           -----------

Minority interest                                            5,738,000
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,000
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  128,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          6,071,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                  14,062,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 33,391,000
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended September 30,            2004            2003
                                                ----------      ----------
Real estate operations:
  Rental income                                $   101,000    $    108,000
  Property operating expense                       (39,000)        (57,000)
  Mortgage interest expense                        (50,000)        (51,000)
  Depreciation expense                             (22,000)        (18,000)
                                                ----------      ----------
    Loss from real estate operations               (10,000)        (18,000)
                                                ----------      ----------

  General and administrative expenses             (239,000)       (219,000)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                       116,000         246,000
                                                 ---------       ----------
Other income (loss):
  Net (losses)gains on marketable securities    (2,370,000)        678,000
  Dividend and interest income                     127,000          62,000
  Margin interest and trading expenses             (95,000)       (107,000)
  Other income, net                                 86,000          13,000
                                                ----------      ----------
    Total other (loss)income                    (2,252,000)        646,000
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                              (2,385,000)        655,000

Income tax benefit(expense)                        946,000        (262,000)
                                                ----------      ----------
Income(loss) before minority interest           (1,439,000)        393,000

Minority interest benefit(expense)                 298,000        (102,000)
                                                ----------      ----------
Net (loss)income                               $(1,141,000)     $  291,000

Preferred stock dividend                           (13,000)        (13,000)
                                                ----------      ----------
Income(loss) available to common shareholders  $(1,154,000)     $  278,000
                                                ==========      ==========
Basic (loss)income per share                   $     (0.98)     $     0.24
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the three months ended September 30,               2004          2003
                                                   ----------    ----------
Cash flows from operating activities:
  Net (loss)income                                $(1,141,000)  $   291,000
  Adjustments to reconcile net (loss)income to
   net cash provided by (used in)
   operating activities:
    Equity in net income of Justice Investors        (116,000)     (246,000)
    Net unrealized losses(gains) on
      marketable securities                         1,847,000      (687,000)
    Minority interest                                (298,000)      102,000
    Depreciation expense                               22,000        18,000
    Changes in operating assets and liabilities:
      Investment in marketable securities           5,559,000    (3,019,000)
      Other assets                                    737,000       150,000
      Accounts payable and accrued expenses          (808,000)     (438,000)
      Due to securities broker                     (3,653,000)     (661,000)
      Obligations for securities sold              (1,610,000)    4,348,000
                                                   ----------    ----------
  Net cash provided by (used in)
   operating activities                               539,000      (142,000)
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                 -       397,000
                                                   ----------    ----------
  Net cash provided by investing activities                 -       397,000
                                                   ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable          (8,000)       (7,000)
  Dividends paid to preferred shareholders            (13,000)      (13,000)
  Dividends paid to minority shareholders                   -      (114,000)
                                                   ----------    ----------
Net cash used in financing activities                 (21,000)     (134,000)
                                                   ----------    ----------
Net increase in cash and cash equivalents             518,000       121,000

Cash and cash equivalents at beginning of period      185,000       121,000
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   703,000   $   242,000
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

The Company's operations primarily consist of managing a hotel property through the interest of its 68.9%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 75.2% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2004.

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2005.


2.  Investment in Justice Investors
    -------------------------------

The Company's subsidiary, Portsmouth, has a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth also serves as one of the two general partners of Justice. The other general partner, Evon Garage Corporation, which recently changed its name to Evon Corporation ("Evon"), serves as the managing general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). The Company's investment in Justice is recorded on the equity basis.

Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, on June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon. The Company also derives revenue from management fees from Justice for actively managing the Hotel as a general partner.

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

On July 16, 2004, Justice entered into a new General Partner Compensation Agreement (the "Compensation Agreement"), with an effective date of May 31, 2004. The new agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $262,500, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum will be payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, as defined in the Dow Management Agreement that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth. In addition, the Compensation Agreement provides that the general partners are paid a fee for their work in repositioning the Hotel in the aggregate amount of $276,000, to be paid in equal amounts to Evon and Portsmouth in two installments. The first installment of $69,000 to each of Evon and Portsmouth was paid within 10 days of the execution of the Compensation Agreement with the second installment to be paid upon the substantial completion of the renovation of the Hotel.

The Company amortizes the step up in the asset values allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:

As of September 30,                                            2004
                                                            ----------
Assets
Total current assets                                       $ 4,456,000
Loan fees and deferred lease costs,
  net of accumulated amortization of $6,000                    266,000
Property, plant and equipment, net of
  accumulated depreciation of $13,339,000                    6,871,000
Construction in progress                                       234,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $12,951,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    77,000
Long-term debt                                               4,321,000
Other long-term debt                                           173,000
Partners' capital                                            8,380,000
                                                            ----------
    Total liabilities and partners' capital                $12,951,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2004            2003
                                            ----------      ----------
Revenues                                   $ 4,719,000     $ 1,012,000
Costs and expenses                          (4,443,000)       (474,000)
                                            ----------      ----------
Net income                                 $   276,000     $   538,000
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

At September 30, 2004, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of September 30, 2004:
                             Gross          Gross             Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $16,089,000    $ 4,433,000     ($1,168,000)      $3,265,000     $19,354,000


As of September 30, 2003:
                             Gross           Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $19,737,000    $ 6,857,000     ($  412,000)      $6,445,000     $26,182,000


As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2004, the Company had obligations for securities sold (equities short) of $4,303,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

Included in the net losses on marketable securities of $2,370,000 for the three months ended September 30, 2004 are net unrealized losses of $1,847,000 and net realized losses of $523,000. Included in the net gains on marketable securities of $678,000 for the three months ended September 30, 2003 are net unrealized gains of $687,000 and net realized losses of $9,000. There were no gross unrealized loss positions on any securities held which existed for more than one year.


4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a two-unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At September 30, 2004, rental property included the following:

  Land                                          $ 2,430,000
  Buildings, improvements, and equipment          2,539,000
  Accumulated depreciation on buildings,
   improvements, and equipment                     (321,000)
                                                 ----------
                                                $ 4,648,000
                                                 ==========

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

Information below represents reporting segments for the three months ended September 30, 2004 and 2003. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


                                 REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
September 30, 2004         Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $   101,000   $   116,000   $(2,243,000)  $         -  $  (2,026,000)
Operating expenses            (39,000)            -       (95,000)            -       (134,000)
                          -----------   -----------   -----------   -----------   ------------
                               62,000       116,000    (2,338,000)            -     (2,160,000)
Mortgage interest
 expenses                     (50,000)            -             -             -        (50,000)
Depreciation                  (22,000)            -             -             -        (22,000)
General and administrative
 expenses                           -             -             -      (239,000)      (239,000)
Other income                        -             -             -        86,000         86,000
Income tax benefit                  -             -             -       946,000        946,000
Minority interest                   -             -             -       298,000        298,000
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (10,000)  $   116,000   $(2,338,000)  $ 1,091,000  $  (1,141,000)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,648,000   $ 8,102,000   $19,554,000   $ 1,087,000   $ 33,391,000
                          ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice      Investment
September 30, 2003         Properties    Investors   Transactions      Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   108,000   $   246,000   $   740,000   $         -  $   1,094,000
Operating expenses            (57,000)            -      (107,000)            -       (164,000)
                          -----------   -----------   -----------   -----------   ------------
                               51,000       246,000       633,000             -        930,000
Mortgage interest
 expenses                     (51,000)            -             -             -        (51,000)
Depreciation                  (18,000)            -             -             -        (18,000)
General and administrative
 expenses                           -             -             -      (219,000)      (219,000)
Other income                        -             -             -        13,000         13,000
Income tax expense                  -             -             -      (262,000)      (262,000)
Minority interest                   -             -             -      (102,000)      (102,000)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (18,000)  $   246,000   $   633,000   $  (570,000)  $    291,000
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,709,000   $ 5,456,000   $26,532,000   $ 2,161,000   $ 38,858,000
                          ===========   ===========   ===========   ===========   ============

6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three months ended September 30, 2004 and 2003, the Company and Portsmouth made payments to InterGroup of approximately $42,000 for each period, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, securities markets and concentration of risk, litigation and other factors, including natural disasters, and those discussed below in this section and in the Company's Form 10-KSB for the fiscal year ended June 30, 2004, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's 68.9% owned subsidiary, Portsmouth, has a 49.8% interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon Garage Corporation ("Evon"). Portsmouth also receives management fees from Justice for actively managing the Hotel as a general partner. The Company also derives rental income from its multi-family real estate properties and income from the investment of its cash and securities assets. As discussed more fully in the "Financial Condition and Liquidity" section herein, since the Partnership will be expending significant amounts of money to renovate and reposition the Hotel during the next 18 to 24 months, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.


Three Months Ended September 30, 2004 Compared to Three Months
Ended September 30, 2003

The Company had a net loss of $1,141,000 for the three months ended September 30, 2004 compared to net income of $291,000 for the three months ended September 30, 2003. The change was primarily due to the net losses on marketable securities incurred in during current period and the decrease in equity in income of Justice Investors, partially offset by the increase in dividend income and other income.

Rental income decreased to $101,000 from $108,000 as the result of several units becoming vacant during the current quarter. Property operating expense decreased to $39,000 from $57,000 due to management's efforts to reduce operating expenses.

Equity in net income of Justice Investors decreased to $116,000 from $246,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the first quarter of fiscal 2004 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. Net operating income from the Hotel for the three months ended September 30, 2004 was approximately $305,000, while the Partnership received approximately $625,000 in rent from the Hotel lease for the three months ended September 30, 2003. The overall decrease in Partnership net income was primarily attributable to the decrease in income from the Hotel and increased costs in the current quarter related to the repositioning of the Hotel and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel increased to approximately $97 for the three months ended September 30, 2004, compared to approximately $90 for the three months ended September 30, 2003, while average monthly occupancy rates decreased to approximately 75% from approximately 79% in the prior period. Those results reflect the efforts of the Partnership and its hotel management company, Dow, to attract higher rated individual business travelers. Overall, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel. The Hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler.

The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and seeking a new, more upscale, brand for the Hotel.

Net gains(losses) on marketable securities changed to net losses of $2,370,000 for the three months ended September 30, 2004 from net gains of $678,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004, the Company had net unrealized losses of $1,847,000 and net realized losses of $523,000. For the three months ended September 30, 2003, the Company had net unrealized gains of $687,000 and net realized losses of $9,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $127,000 from $62,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $95,000 from $107,000 primarily due to the decrease in margin interest expense to $57,000 from $73,000 as the result of the maintenance of lower margin balances during the current quarter.

Other income increased to $86,000 from $13,000 primarily due to the receipt of $69,000 in additional fees from Justice Investors for management's work in the positioning of the hotel.

Minority interest benefit(expense) changed to a benefit of $298,000 from an expense of $102,000 as the result of a loss incurred during the current quarter by the Company's subsidiary, Portsmouth.

The provision for income taxes changed to a tax benefit of $946,000 from an expense of $262,000 due to the loss incurred during the current quarter compared to income generated in the comparable quarter.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 57 different equity positions. Six equity securities are more than 5% of the equity value of the portfolio, with the largest being 13%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2004, the Company had investments in marketable equity securities of $19,354,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2004.

                                                            % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 6,014,000               31.1%
   REITs, lodging, home builders
    and hotels                           3,091,000               16.0%
   Telecommunications and media          2,747,000               14.2%
   Pharmaceuticals and medical           1,733,000                9.0%
   Insurance, banks and brokers          1,731,000                8.9%
   Airlines and defense                  1,519,000                7.8%
   Chemicals, materials, metals,
    and mining                           1,217,000                6.3%
   Apparel, food and consumer goods        926,000                4.8%
   Other                                   376,000                1.9%
                                        ----------              ------
                                       $19,354,000              100.0%
                                        ==========              ======

As of September 30, 2004, the Company had approximately 31.1% of its marketable securities portfolio invested in the electric, pipelines, oil and gas industry group. While such concentration could be considered a risk factor, that industry grouping includes a wide range of companies, including utilities, which the Company believes is consistent with its diversification policies.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three ended September 30, 2004 and 2003, respectively.

                                     Three months ended    Three months ended
                                     September 30, 2004    September 30, 2003
                                     ------------------    ------------------
Net (losses)gains on marketable
 securities                            $ (2,370,000)         $     678,000
Dividend & interest income                  127,000                 62,000
Margin interest expense                     (57,000)               (73,000)
Trading and management expenses             (38,000)               (34,000)
                                       ------------           ------------
Investment (loss) income               $ (2,338,000)         $     633,000
                                       ============           ============


FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated through its subsidiary's general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. The Company also received monthly limited partnership distributions from Justice Investors as well as monthly management fees as a general partner. The Company also receives revenues generated from the investment of its cash and securities assets.

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

On May 19, 2004, Justice entered into a third party Management Agreement with Dow Hotel Company for the day-to-day management of the Hotel, effective July 1, 2004. The Partnership has also been actively pursuing a franchise agreement with a new nationally recognized brand. Justice is currently in discussions with other major brands in an effort to move the property up-market and become more competitive. During this transition period to a new brand, the Hotel will continue to operate as a Holiday Inn Select hotel pursuant to a short-term franchise agreement that will become a month-to-month agreement beginning in November 2004 with a sixty day cancellation clause. It will also be necessary for the Hotel to limit operations and have rooms out of service during part of the transition period.

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

Since the Partnership will not be receiving minimum rent after June 30, 2004, and will have to commit significant funds to transition the Hotel to a new brand, Justice determined that its May 2004 monthly limited partnership distribution would be the last distribution for an indefinite period of time. Justice estimates that it will take approximately 18 to 24 months to complete all of the renovations and for the Partnership to begin to realize the benefits of the improvements and the increase in cash flows that it anticipates from the new management structure and new hotel brand. As a result, the Company received no Partnership distributions during the three months ended September 30, 2004. For the three months ended September 30, 2003, the Company received partnership distributions of $397,000.

As a result of the Partnership discontinuing its monthly distributions, in April 2004, the Board of Directors of Portsmouth deemed it necessary to discontinue the Company's regular semi-annual dividend of $.25 per common share. It is expected that Portsmouth will not consider a return to a regular dividend policy until such time that Partnership cash flows and distributions warrant such consideration.

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

During January 2004, the Partnership refinanced its existing line of credit by obtaining a new facility that provides for a line of credit of up to $7,500,000. The facility is collateralized by a first deed of trust on the Partnership property and matures on February 1, 2006. Interest only is payable monthly at an annual rate equal to the 30-Day LIBOR rate plus 2%. There are no prepayment penalties. As of September 30, 2004, the outstanding principal balance on the Partnership's line of credit was $4,321,000.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

Although the Company has suffered a significant decline in hotel revenues and may be facing a significant period of time without partnership distributions, management believes that its cash, securities assets and capital resources and the cash flows generated from those assets will be adequate to meet the Company's current and future obligations.

The Company also does not have any material contractual obligations or commercial commitments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Dow is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material. The impact of inflation on the Company's multifamily real estate is also not viewed by management as material as tenant leases are short-term and expire within twelve months.

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


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: November 12, 2004                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 12, 2004                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: November 12, 2004                   by  /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer)