Form 10QSB
period 2004-12-31
SANTA FE FINANCIAL CORP
filed 2005-02-14
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2004

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of February 11, 2005.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - December 31, 2004 (Unaudited)          3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended December 31, 2004 and December 31, 2003        4

    Consolidated Statements of Operations (Unaudited) -
      Six Months ended December 31, 2004 and December 31, 2003          5

    Consolidated Statements of Cash Flows (Unaudited) -
      Six Months ended December 31, 2004 and December 31, 2003          6

    Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 13

  Item 3. Controls and Procedures                                       22


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             22


SIGNATURES                                                              23

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of December 31,                                            2004
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    279,000
  Investment in marketable securities                       29,407,000
  Investment in Justice Investors                            7,783,000
  Rental property, net                                       4,644,000
  Other investments                                            565,000
  Other assets                                                 315,000
                                                           -----------
Total assets                                              $ 42,993,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                $  8,848,000
  Obligations for securities sold                            9,571,000
  Mortgage notes payable                                     2,297,000
  Accounts payable and accrued expenses                      1,143,000
                                                           -----------
Total liabilities                                           21,859,000
                                                           -----------

Minority interest                                            6,006,000
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,000
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  128,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          7,137,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                  15,128,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 42,993,000
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended December 31,            2004            2003
                                                ----------      ----------
Real estate operations:
  Rental income                                $   112,000    $     88,000
  Property operating expense                       (41,000)        (40,000)
  Mortgage interest expense                        (51,000)        (51,000)
  Depreciation expense                             (18,000)        (18,000)
                                                ----------      ----------
    Income(loss) from real estate operations         2,000         (21,000)
                                                ----------      ----------

  General and administrative expenses             (218,000)       (236,000)
                                                ----------      ----------
  Equity in net income(loss) of Justice
   Investors                                      (319,000)        274,000
                                                 ---------       ----------
Other income (loss):
  Net gains on marketable securities             2,902,000       1,849,000
  Impairment loss on other investments             (84,000)              -
  Dividend and interest income                     111,000          89,000
  Margin interest and trading expenses            (172,000)       (362,000)
  Other income, net                                  8,000          15,000
                                                ----------      ----------
    Total other income                           2,765,000       1,591,000
                                                ----------      ----------
Income before income taxes and
 minority interest                               2,230,000       1,608,000

Income tax expense                                (884,000)       (643,000)
                                                ----------      ----------
Income before minority interest                  1,346,000         965,000

Minority interest expense                         (268,000)       (230,000)
                                                ----------      ----------
Net income                                     $ 1,078,000      $  735,000

Preferred stock dividend                           (13,000)        (13,000)
                                                ----------      ----------
Income available to common shareholders        $ 1,065,000      $  722,000
                                                ==========      ==========
Basic income per share                         $      0.90      $     0.61
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the six months ended December 31,              2004            2003
                                                ----------      ----------
Real estate operations:
  Rental income                                $   213,000    $    195,000
  Property operating expense                       (80,000)        (97,000)
  Mortgage interest expense                       (101,000)       (101,000)
  Depreciation expense                             (40,000)        (36,000)
                                                ----------      ----------
    Loss from real estate operations                (8,000)        (39,000)
                                                ----------      ----------

  General and administrative expenses             (457,000)       (454,000)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                      (203,000)        520,000
                                                 ---------       ----------
Other income (loss):
  Net gains on marketable securities               532,000       2,527,000
  Impairment loss on other investments             (84,000)              -
  Dividend and interest income                     238,000         151,000
  Margin interest and trading expenses            (267,000)       (469,000)
  Other income, net                                 94,000          27,000
                                                ----------      ----------
    Total other income                             513,000       2,236,000
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                                (155,000)      2,263,000

Income tax expense                                  62,000        (905,000)
                                                ----------      ----------
Income(loss) before minority interest              (93,000)      1,358,000

Minority interest benefit(expense)                  30,000        (331,000)
                                                ----------      ----------
Net income(loss)                               $   (63,000)     $1,027,000

Preferred stock dividend                           (26,000)        (26,000)
                                                ----------      ----------
Income(loss) available to common shareholders  $   (89,000)     $1,001,000
                                                ==========      ==========
Basic income(loss) per share                   $     (0.08)     $     0.85
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the six months ended December 31,                 2004          2003
                                                   ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                $   (63,000)  $ 1,027,000
  Adjustments to reconcile net income(loss) to
   net cash provided by (used in)
   operating activities:
    Equity in net (income)loss of Justice Investors   203,000      (520,000)
    Net unrealized gains on marketable
     securities                                    (1,221,000)   (1,265,000)
    Minority interest (benefit)expense                (30,000)      331,000
    Depreciation expense                               40,000        36,000
    Changes in operating assets and liabilities:
      Investment in marketable securities          (1,426,000)   (9,774,000)
      Other assets                                    428,000       825,000
      Accounts payable and accrued expenses          (100,000)     (285,000)
      Due to securities broker                     (1,354,000)    4,779,000
      Obligations for securities sold               3,658,000     4,448,000
                                                   ----------    ----------
  Net cash provided by (used in)
   operating activities                               135,000      (398,000)
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                 -       636,000
                                                   ----------    ----------
  Net cash provided by investing activities                 -       636,000
                                                   ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable         (15,000)      (14,000)
  Dividends paid to preferred shareholders            (26,000)      (26,000)
  Dividends paid to minority shareholders                   -      (115,000)
                                                   ----------    ----------
Net cash used in financing activities                 (41,000)     (155,000)
                                                   ----------    ----------
Net increase in cash and cash equivalents              94,000        83,000

Cash and cash equivalents at beginning of period      185,000       121,000
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   279,000   $   204,000
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

The Company's operations primarily consist of managing a hotel property through the interest of its 68.9%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 75.5% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2004.

The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2005.


2.  Investment in Justice Investors
    -------------------------------

The Company's subsidiary, Portsmouth, has a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth also serves as one of the two general partners of Justice. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). The Company's investment in Justice is recorded on the equity basis.

Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004,

Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, on June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon and from a lease on the lobby level of the Hotel to Tru Spa. The Company also derives revenue from management fees from Justice for actively managing the hotel as a general partner.

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

In May of 2004, a $5,000,000 settlement payment was made to Justice from the hotel lessee to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. That settlement payment is being held in a separate partnership account and will be applied towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. The Partnership expects to utilize all of the settlement proceeds for such during fiscal 2005, which may impact the Company's equity in net income of Justice Investors for fiscal 2005.

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership estimates that the cost of the renovations will range from approximately $22 million to $24 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

The Company amortizes the step up in the asset values allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of December 31,                                             2004
                                                            ----------
Assets
Cash                                                       $ 4,517,000
Other current assets                                         1,067,000
Property, plant and equipment, net of
  accumulated depreciation of $13,488,000                    7,092,000
Construction in progress                                       647,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $14,447,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 1,862,000
Long-term debt                                               4,780,000
Other long-term libilities                                      35,000
Partners' capital                                            7,770,000
                                                            ----------
    Total liabilities and partners' capital                $14,447,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended December 31,       2004            2003
                                            ----------      ----------
Hotel revenue                              $ 3,452,000     $         -
Hotel rent                                           -         625,000
Garage rent                                    244,000         301,000
Other income(expense)                           69,000         379,000
Operating expenses                          (4,406,000)       (712,000)
                                            ----------      ----------
Net income(loss)                           $  (641,000)    $   593,000
                                            ==========      ==========


 For the three months ended December 31,       2004            2003
                                            ----------      ----------
Hotel revenue                              $ 7,806,000     $         -
Hotel rent                                           -       1,250,000
Garage rent                                    549,000         674,000
Other income(expense)                          129,000         393,000
Operating expenses                          (8,849,000)     (1,186,000)
                                            ----------      ----------
Net income(loss)                           $  (365,000)    $ 1,131,000
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

At December 31, 2004, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of December 31, 2004:

                             Gross          Gross             Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $21,901,000    $ 8,013,000     ($507,000)      $7,506,000        $29,407,000


As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2004, the Company had obligations for securities sold (equities short) of $9,571,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

Included in the net gains on marketable securities of $2,902,000 for the three months ended December 31, 2004 are net unrealized gains of $3,068,000 and net realized losses of $166,000. Included in the net gains on marketable securities of $1,849,000 for the three months ended December 31, 2003 are net unrealized gains of $578,000 and net realized gains of $1,271,000. There were no gross unrealized loss positions on any securities held which existed for more than one year.

Included in the net gains on marketable securities of $532,000 for the six months ended December 31, 2004 are net unrealized gains of $1,221,000 and net realized losses of $689,000. Included in the net gains on marketable securities of $2,527,000 for the six months ended December 31, 2003 are net unrealized gains of $1,265,000 and net realized gains of $1,262,000. There were no gross unrealized loss positions on any securities held which existed for more than one year.

4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a two-unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At December 31, 2004, rental property included the following:

  Land                                          $ 2,430,000
  Buildings, improvements, and equipment          2,554,000
  Accumulated depreciation on buildings,
   improvements, and equipment                     (340,000)
                                                 ----------
                                                $ 4,644,000
                                                 ==========

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

Information below represents reporting segments for the three and six months ended December 31, 2004 and 2003. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage, which are included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                 REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
December 31, 2004         Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   112,000   $  (319,000)  $ 3,013,000   $         -  $   2,806,000
Operating expenses            (41,000)            -      (256,000)            -       (297,000)
                          -----------   -----------   -----------   -----------   ------------
                               71,000      (319,000)    2,757,000             -      2,509,000
Mortgage interest
 expenses                     (51,000)            -             -             -        (51,000)
Depreciation                  (18,000)            -             -             -        (18,000)
General and administrative
 expenses                           -             -             -      (218,000)      (218,000)
Other income                        -             -             -         8,000          8,000
Income tax expense                  -             -             -      (884,000)      (884,000)
Minority interest                   -             -             -      (268,000)      (268,000)
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $     2,000   $  (319,000)  $ 2,757,000   $(1,362,000)  $  1,078,000
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,644,000   $ 7,783,000   $29,972,000   $   594,000   $ 42,993,000
                          ===========   ===========   ===========   ===========   ============

                                  REAL ESTATE
                          -------------------------
Three months ended          Rental       Justice      Investment
December 31, 2003         Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $    88,000   $   274,000   $ 1,938,000  $          -  $   2,300,000
Operating expenses            (40,000)            -      (362,000)            -       (402,000)
                          -----------   -----------   -----------   -----------   ------------
                               48,000       274,000     1,576,000             -      1,898,000
Mortgage interest
 expenses                     (51,000)            -             -             -        (51,000)
Depreciation                  (18,000)            -             -             -        (18,000)
General and administrative
 expenses                           -             -             -      (236,000)      (236,000)
Other income                        -             -             -        15,000         15,000
Income tax expense                  -             -             -      (643,000)      (643,000)
Minority interest                   -             -             -      (230,000)      (230,000)
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $   (21,000)  $   274,000   $ 1,576,000   $(1,094,000)  $    735,000
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,691,000   $ 5,492,000   $33,815,000   $ 1,498,000   $ 45,496,000
                          ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                          -------------------------
Six months ended           Rental       Justice     Investment
December 31, 2004         Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   213,000   $  (203,000)  $   770,000   $         -  $     780,000
Operating expenses            (80,000)            -      (351,000)            -       (431,000)
                          -----------   -----------   -----------   -----------   ------------
                              133,000      (203,000)      419,000             -        349,000
Mortgage interest
 expenses                    (101,000)            -             -             -       (101,000)
Depreciation                  (40,000)            -             -             -        (40,000)
General and administrative
 expenses                           -             -             -      (457,000)      (457,000)
Other income                        -             -             -        94,000         94,000
Income tax expense                  -             -             -        62,000         62,000
Minority interest                   -             -             -        30,000         30,000
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $    (8,000)  $  (203,000)  $   419,000   $  (271,000) $     (63,000)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,644,000   $ 7,783,000   $29,972,000   $   594,000   $ 42,993,000
                          ===========   ===========   ===========   ===========   ============

                                  REAL ESTATE
                          -------------------------
Six months ended            Rental       Justice      Investment
December 31, 2003         Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $   195,000   $   520,000   $ 2,678,000  $          -  $   3,393,000
Operating expenses            (97,000)            -      (469,000)            -       (566,000)
                          -----------   -----------   -----------   -----------   ------------
                               98,000       520,000     2,209,000             -      2,827,000
Mortgage interest
 expenses                    (101,000)            -             -             -       (101,000)
Depreciation                  (36,000)            -             -             -        (36,000)
General and administrative
 expenses                           -             -             -      (454,000)      (454,000)
Other income                        -             -             -        27,000         27,000
Income tax expense                  -             -             -      (905,000)      (905,000)
Minority interest                   -             -             -      (331,000)      (331,000)
                          -----------   -----------   -----------   -----------   ------------
Net income (losses)       $   (39,000)  $   520,000   $ 2,209,000   $(1,663,000)  $  1,027,000
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,691,000   $ 5,492,000   $33,815,000   $ 1,498,000   $ 45,496,000
                          ===========   ===========   ===========   ===========   ============

6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and six months ended December 31, 2004 and 2003, the Company and Portsmouth made payments to InterGroup of approximately $42,000 and $84,000 respectively, for each period, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, Partnership distributions, the ability of the Partnership to obtain hotel financing for renovations at favorable interest rates and terms, securities markets and concentration of risk, litigation and other factors, including natural disasters, and those discussed below in this section and in the Company's Form 10-KSB for the fiscal year ended June 30, 2004, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's 68.9% owned subsidiary, Portsmouth, has a 49.8% interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon Garage Corporation ("Evon") and from a lease with Tru Spa for a portion of the lobby level of the Hotel. Portsmouth also receives management fees from Justice for actively managing the Hotel as a general partner. The Company also derives rental income from its multi-family real estate properties and income from the investment of its cash and securities assets.

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership estimates that the cost of the renovations will range from approximately $22 million to $24 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

As discussed more fully in the "Financial Condition and Liquidity" section herein, since the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as Hilton during the next 12 to 15 months, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.


Three Months Ended December 31, 2004 Compared to Three Months
Ended December 31, 2003

The Company had net income of $1,078,000 for the three months ended December 31, 2004 compared to net income of $735,000 for the three months ended December 31, 2003. As discussed below, the increase in net income was primarily due to the increase in the net gains on marketable securities and the decrease in margin interest and trading expenses partially offset by the change in the equity in net income(loss) of Justice Investors to a loss and the impairment loss on other investments.

Rental income increased to $112,000 from $88,000 as the result of having several units vacant during the prior comparable quarter. The improvement in the occupancy resulted in income of $2,000 from real estate operations in the current quarter as compared to a loss of $21,000 in the prior comparable quarter.

The equity in net income(loss) of Justice Investors changed to a loss of $319,000 from income of $274,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the three months ended December 31, 2004 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the three months ended December 31, 2004 was approximately $490,000 while the Partnership received approximately $625,000 in rent from the Hotel lease for the three months ended December 31, 2003. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel and increased costs in the current quarter related to professional fees for the repositioning of the Hotel and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel decreased to approximately $88 for the three months ended December 31, 2004, compared to approximately $92 for the three months ended December 31, 2003, while average monthly occupancy rates remained relatively flat at approximately 64%. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net gains on marketable securities increased to $2,902,000 for the three months ended December 31, 2004 from net gains of $1,849,000 for the three months ended December 31, 2003. For the three months ended December 31, 2004, the Company had net unrealized gains of $3,068,000 and net realized losses of $166,000.
For the three months ended December 31, 2003, the Company had net unrealized gains of $578,000 and net realized gains of $1,271,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the quarter, the Company's recorded an impairment loss of $84,000 related to a private placement investment.

Dividend and interest income increased to $111,000 from $89,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $172,000 from $362,000 primarily due to the decrease in the Company's CEO performance-based compensation to $61,000 in the current quarter from $228,000 in the previous comparable quarter and the decrease in margin interest expense to $64,000 from $88,000.

Minority interest expense increased to $268,000 from $230,000 as the result of higher income generated during the current quarter by the Company's subsidiary, Portsmouth.

The provision for income tax expense increased to $884,000 from $643,000 as the result of the higher pretax income generated during the current quarter.

Six Months Ended December 31, 2004 Compared to Six Months
Ended December 31, 2003

The Company had net loss of $63,000 for the six months ended December 31, 2004 compared to net income of $1,027,000 for the six months ended December 31, 2003. As discussed below, that change was primarily due to the decrease in the net gains on marketable securities, the change in the equity in net income(loss) of Justice Investors to a loss and the impairment loss on other investments, partially offset by the decrease in margin interest and trading expenses, the increase in dividend and interest income, the increase in other income and the decrease in the loss from real estate operations.

Rental income increased to $213,000 from $195,000 as the result of having several units vacant during the prior comparable six months ended December 31, 2003. Property operating expenses also decreased to $80,000 from $97,000 as
the result of management's efforts to reduce expenses.   The improvement in the
occupancy and reduction of property operating expenses resulted in the loss from real estate operations being reduced to $8,000 from $39,000.

The equity in net income(loss) of Justice Investors changed a loss of $203,000 from income of $520,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the first six months of fiscal 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the six months ended December 31, 2004 was approximately $185,000, while the Partnership received approximately $1,250,000 in rent from the Hotel lease for the six months ended December 31, 2003. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel and increased costs in the current quarter related to professional fees for the repositioning of the Hotel and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel increased modestly to approximately $93 for the six months ended December 31, 2004, compared to approximately $91 for the six months ended December 31, 2003, while average monthly occupancy rates decreased to approximately 69% compared to approximately 72% in the prior year. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and by entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net gains on marketable securities decreased to net gains $532,000 for the six months ended December 31, 2004 from net gains of $2,527,000 for the six months ended December 31, 2003. For the six months ended December 31, 2004, the Company had net unrealized gains of $1,221,000 and net realized losses of $689,000. For the six months ended December 31, 2003, the Company had net unrealized gains of $1,265,000 and net realized gains of $1,262,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the six months ended December 31, 2004, the Company's recorded an impairment loss of $84,000 related to a private placement investment.

Dividend and interest income increased to $238,000 from $151,000 as a result of the increased investment in dividend yielding securities.

Other income increased to $94,000 from $27,000 primarily due to the receipt of $69,000 in additional fees from Justice Investors for management's work in the positioning of the hotel.

Margin interest and trading expenses decreased to $267,000 from $469,000 primarily due to the decrease in the Company's CEO performance-based compensation to $61,000 for the six months ended December 31, 2004 from $228,000 for the six months ended December 31, 2003. The decrease is also due to the decrease in the margin interest expense to $121,000 from $161,000.

Minority interest benefit(expense) changed to a benefit of $30,000 from an expense of $331,000 as the result of the loss incurred during the six months ended December 31, 2004 by the Company's subsidiary, Portsmouth.

The provision for income tax benefit(expense) changed to a benefit of $62,000 from an expense $905,000 as the result of the pretax loss incurred during the six months ended December 31, 2004.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 66 different equity positions. Four equity securities are more than 5% of the equity value of the portfolio, with the largest being 7.5%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2004, the Company had investments in marketable equity securities of $29,407,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2004.

                                                            % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 6,237,000               21.2%
   Telecommunications and media          5,220,000               17.8%
   REITs, lodging, home builders
    and hotels                           3,694,000               12.6%
   Semicondoctor, software, internet
    and computer                         2,608,000                8.9%
   Airlines and defense                  2,518,000                8.6%
   Apparel, food and consumer goods      2,260,000                7.7%
   Pharmaceuticals and medical           2,220,000                7.5%
   Chemicals, materials, metals,
    and mining                           2,031,000                6.9%
   Insurance, banks and brokers          1,782,000                6.1%
   Other                                   837,000                2.7%
                                        ----------              ------
                                       $29,407,000              100.0%
                                        ==========              ======


As of December 31, 2004, the Company had approximately 21.2% of its marketable securities portfolio invested in the electric, pipelines, oil and gas industry group. While such concentration could be considered a risk factor, that industry grouping includes a wide range of companies, including utilities, which the Company believes is consistent with its diversification policies.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and six months ended December 31, 2004 and 2003, respectively.


                                        Three months ended    Three months ended
                                     December 31, 2004    December 31, 2003
                                     ------------------    ------------------
Net gains on marketable securities     $  2,902,000          $   1,849,000
Impairment loss on other invest.            (84,000)                     -
Dividend & interest income                  111,000                 89,000
Margin interest expense                     (64,000)               (88,000)
Trading and management expenses            (108,000)              (274,000)
                                       ------------           ------------
Investment income                      $  2,757,000          $   1,576,000
                                       ============           ============

                                     Six months ended      Six months ended
                                     December 31, 2004     December 31, 2003
                                     ------------------    ------------------
Net gains on marketable securities     $    532,000          $   2,527,000
Impairment loss on other invest.            (84,000)                     -
Dividend & interest income                  238,000                151,000
Margin interest expense                    (121,000)              (161,000)
Trading and management expenses            (146,000)              (308,000)
                                       ------------           ------------
Investment (loss) income               $    419,000          $   2,209,000
                                       ============           ============

FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. The Company also receives revenues generated from the investment of its cash and securities assets. As discussed below, since the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as a Hilton during the next 12 to 15 months, it will not be paying any monthly limited partnership distributions until some time after operations commence under the Hilton brand. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

On May 3, 2004, Justice entered into a settlement agreement with the hotel lessee, Felcor, to resolve disputes regarding certain obligations of Felcor and others under the terms of the hotel lease. Pursuant to the settlement, Felcor paid the sum of $5,000,000 to Justice towards the costs of capital repairs, replacements and maintenance necessary to place the hotel into the condition required at the end of the lease. That one-time payment is expected to be fully utilized in fiscal 2005 for such costs, which may impact the Company's equity in net income of Justice Investors. Felcor also agreed to terminate its leasehold estate and surrendered possession of the hotel to the Partnership on June 30, 2004, at which time Justice assumed the role as owner-operator of the property. To assist in the day-to-day operations of the hotel, Justice entered into a third party management agreement with Dow Hotel Company, effective July 1, 2004. The termination of the hotel lease also made it possible for the Partnership to seek a new franchise agreement for the hotel. Those efforts were successful and culminated with Justice entering into a Franchise License Agreement, on December 10, 2004, for the right to operate the hotel property as a Hilton brand hotel.

Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership estimates that the cost of the renovations will range from approximately $22 million to $24 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

The Partnership presently anticipates that it will continue to operate the hotel as a Holiday Inn Select hotel until May 31, 2005, after which time the Hotel may choose to operate without a brand affiliation. It will also be necessary for the Hotel to limit operations and have rooms out of service during part of the renovation work. Justice currently estimates that it will take approximately 12 to 15 months to complete all of the renovations necessary for the conversion. To fund the renovations, and operating expenses during the transition period, the Partnership expects that it will have to encumber the Hotel with borrowings in excess of $22 million. That amount of leverage and the associated debt service will create additional risk for Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years.

Due to the potential losses from the operations of the hotel expected during the transition period, and the substantial financial commitments the Partnership will have to make for the renovations, Justice discontinued Partnership distributions effective April 2004. As a result, the Company received no Partnership distributions for the six months ended December 31, 2004, while during the six months ended December 31, 2003, the Company received Partnership distributions of $636,000. Justice does not anticipate any Partnership distributions until some time after operations commence under the Hilton brand and income from the hotel is sufficient to warrant such distributions.

As a result of the Partnership discontinuing its monthly distributions, the Board of Directors of Portsmouth deemed it necessary to discontinue the Company's regular semi-annual dividend of $.25 per common share. It is expected that the Company's subsidiary will not consider a return to a regular dividend policy until such time that Partnership cash flows and distributions warrant such consideration.

The Hotel may also be subject to labor disruption as the collective bargaining agreement with Local 2 of the Hotel Employees and Restaurant Employees Union in San Francisco expired city-wide on August 14, 2004. Local 2 has since voted to authorize a strike against a group of some of the larger hotels in San Francisco and negotiations continue with those hotels during a "cooling-off period". If a strike is extended to the Hotel, its operations could be disrupted. Also, since the other hourly employees of the Hotel are union members, they would most likely honor any picket lines. It is expected that Partnership's hotel management company, Dow, will implement contingency plans to minimize any loss of business should a strike take place.

As the Partnership transitions from a lessor of the hotel to an owner-operator, cash flows will be dependent on net income from the operations of the hotel and not from a lease with a guaranteed rent. That uncertainty, coupled with the additional debt load for the hotel renovation, increases the amount of risk for the Company, but also provides an opportunity for a greater share of the profits in good economic times with the repositioning of the hotel. Although the Partnership is not expected to see a significant improvement in cash flows until sometime in 2006, it believes that the renovations to the Hotel, the new management structure and a new brand will make the Hotel more competitive in the future. There might also be some negative impact on the revenues of the hotel garage during the transition period. At this time, the Partnership does not anticipate that impact will be material.

The recovery of tourism, the hotel industry and general economy in the San Francisco Bay Area continues to lag behind that of many cities. The increase in competition has also added additional challenges to an already difficult business environment. The Partnership anticipates that it will be able to finance the necessary improvements to reposition the Hotel and to meet any operating cash flow needs during the transition period from the proceeds of the settlement with Felcor and through additional borrowings. Justice believes that it can service that additional debt during the transition period primarily from the rentals it receives from the Hotel garage and from an interest reserve that will be established from its borrowings. If the Partnership is unable to obtain sufficient financing, or financing at favorable interest rates, it may have to consider other alternatives such as additional capital contributions. The Partnership considers the necessity for such alternatives as unlikely at this time.

During January 2004, the Partnership refinanced its existing line of credit by obtaining a new facility that provides for a line of credit of up to $7,500,000. The facility is collateralized by a first deed of trust on the Partnership property and matures on February 1, 2006. Interest only is payable monthly at an annual rate equal to the 30-Day LIBOR rate plus 2%. There are no prepayment penalties. As of December 31, 2004, the outstanding principal balance on the Partnership's line of credit was $4,815,000.

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

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Registrant filed the following report on Form 8-K during the quarter covered by this Report:


  Date of Report      Item Number               Events Reported
-----------------     ------------       ------------------------------------
December 10, 2004      Item 8.01         Justice Investors Enters into License
                      Other Events       Agreement for Hilton Brand Hotel

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: February 11, 2005                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 11, 2005                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: February 11, 2005                   by  /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer)