Form 10QSB
period 2005-03-31
SANTA FE FINANCIAL CORP
filed 2005-05-13
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2005

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 11, 2005.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - March 31, 2005 (Unaudited)             3

    Consolidated Statements of Operations (Unaudited) -
      Three Months ended March 31, 2005 and March 31, 2004              4

    Consolidated Statements of Operations (Unaudited) -
      Nine Months ended March 31, 2005 and March 31, 2004               5

    Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months ended March 31, 2005 and March 31, 2004               6

    Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 14

  Item 3. Controls and Procedures                                       23


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Shareholders              24

  Item 6.  Exhibits and Reports on Form 8-K                             24


SIGNATURES                                                              25

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of March 31,                                                2005
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    715,000
  Investment in marketable securities                        7,701,000
  Investment in Justice Investors                            7,309,000
  Rental property, net                                       4,632,000
  Other investments                                            565,000
  Other assets                                               1,200,000
                                                           -----------
Total assets                                              $ 22,122,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations for securities sold                              844,000
  Mortgage notes payable                                     2,289,000
  Accounts payable and accrued expenses                        278,000
                                                           -----------
Total liabilities                                            3,411,000
                                                           -----------

Minority interest                                            5,473,000
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $858,600                            6,000
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  128,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          5,247,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                  13,238,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 22,122,000
                                                           ===========


See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended March 31,                2005            2004
                                                ----------      ----------
Real estate operations:
  Rental income                                $   113,000    $     98,000
  Property operating expense                       (34,000)        (52,000)
  Mortgage interest expense                        (50,000)        (52,000)
  Depreciation expense                             (19,000)        (18,000)
                                                ----------      ----------
    Income(loss) from real estate operations        10,000         (24,000)
                                                ----------      ----------

  General and administrative expenses             (193,000)       (216,000)
                                                ----------      ----------
  Equity in net income(loss) of Justice
   Investors                                      (471,000)        152,000
                                                 ---------       ----------
Other income(loss):
  Net gains(losses) on marketable securities    (3,257,000)      1,438,000
  Dividend and interest income                      70,000          89,000
  Margin interest and trading expenses            (195,000)       (403,000)
  Other income, net                                 18,000          16,000
                                                ----------      ----------
    Total other income(loss)                    (3,364,000)      1,140,000
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                              (4,018,000)      1,052,000

Income tax benefit(expense)                      1,607,000        (421,000)
                                                ----------      ----------
Income(loss) before minority interest           (2,411,000)        631,000

Minority interest benefit(expense), net of tax     534,000        (106,000)
                                                ----------      ----------
Net income(loss)                               $(1,877,000)     $  525,000

Preferred stock dividend                           (13,000)        (13,000)
                                                ----------      ----------
Income(loss) available to common shareholders  $(1,890,000)     $  512,000
                                                ==========      ==========
Basic income(loss) per share                   $     (1.60)     $     0.43
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the nine months ended March 31,                2005            2004
                                                ----------      ----------
Real estate operations:
  Rental income                                $   326,000    $    293,000
  Property operating expense                      (114,000)       (149,000)
  Mortgage interest expense                       (151,000)       (152,000)
  Depreciation expense                             (59,000)        (55,000)
                                                ----------      ----------
    Income(loss) from real estate operations         2,000         (63,000)
                                                ----------      ----------

  General and administrative expenses             (650,000)       (670,000)
                                                ----------      ----------
  Equity in net income of Justice
   Investors                                      (674,000)        672,000
                                                 ---------       ----------
Other income (loss):
  Net gains(losses) on marketable securities    (2,725,000)      3,965,000
  Impairment loss on other investments             (84,000)              -
  Dividend and interest income                     308,000         241,000
  Margin interest and trading expenses            (462,000)       (873,000)
  Other income, net                                112,000          43,000
                                                ----------      ----------
    Total other income(loss)                    (2,851,000)      3,376,000
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                              (4,173,000)      3,315,000

Income tax benefit(expense)                      1,669,000      (1,326,000)
                                                ----------      ----------
Income(loss) before minority interest           (2,504,000)      1,989,000

Minority interest benefit(expense), net of tax     564,000        (437,000)
                                                ----------      ----------
Net income(loss)                               $(1,940,000)     $1,552,000

Preferred stock dividend                           (39,000)        (39,000)
                                                ----------      ----------
Income(loss) available to common shareholders  $(1,979,000)     $1,513,000
                                                ==========      ==========
Basic income(loss) per share                   $     (1.68)     $     1.28
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the nine months ended March 31,                   2005          2004
                                                   ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                $(1,940,000)  $ 1,552,000
  Adjustments to reconcile net income(loss) to
   net cash provided by (used in)
   operating activities:
    Equity in net (income)loss of Justice Investors   674,000      (672,000)
    Net unrealized losses(gains) on marketable
     securities                                     2,976,000      (320,000)
    Impairment of other investments                    84,000             -
    Minority interest (benefit)expense               (564,000)      437,000
    Depreciation expense                               59,000        55,000
    Changes in operating assets and liabilities:
      Investment in marketable securities          16,083,000    (4,363,000)
      Other assets                                   (544,000)    1,118,000
      Accounts payable and accrued expenses          (965,000)     (394,000)
      Due to securities broker                    (10,202,000)    1,855,000
      Obligations for securities sold              (5,069,000)      237,000
                                                   ----------    ----------
  Net cash provided by (used in)
   operating activities                               592,000      (495,000)
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                 -       874,000
                                                   ----------    ----------
  Net cash provided by investing activities                 -       874,000
                                                   ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable         (23,000)      (21,000)
  Dividends paid to preferred shareholders            (39,000)      (39,000)
  Dividends paid to minority shareholders                   -      (171,000)
                                                   ----------    ----------
Net cash used in financing activities                 (62,000)     (231,000)
                                                   ----------    ----------
Net increase in cash and cash equivalents             530,000       148,000

Cash and cash equivalents at beginning of period      185,000       121,000
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   715,000   $   269,000
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

The Company's operations primarily consist of managing a hotel property through the interest of its 68.8%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 76.5% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.


Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of March 31, 2005 and 2004, the conversion price is above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive.
Therefore, basic and diluted earnings per share for the nine months ended March 31, 2005 and 2004 are the same.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2004.

The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2005.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovations will range from approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations during the transition period. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

The Company amortizes the step up in the asset values allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of March 31,                                                2005
                                                            ----------
Assets
Cash                                                       $ 1,536,000
Other current assets                                         1,109,000
Property, plant and equipment, net of
  accumulated depreciation of $13,638,000                    7,091,000
Construction in progress                                     4,023,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $14,883,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 3,087,000
Long-term debt                                               4,850,000
Other long-term liabilities                                     35,000
Partners' capital                                            6,911,000
                                                            ----------
    Total liabilities and partners' capital                $14,883,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended March 31,            2005            2004
                                            ----------      ----------
Hotel revenue                              $ 2,903,000     $         -
Hotel rent                                           -         625,000
Garage rent                                    245,000         296,000
Other income                                    60,000          42,000
Operating expenses                          (4,067,000)       (615,000)
                                            ----------      ----------
Net income(loss)                           $  (859,000)    $   348,000
                                            ==========      ==========


For the nine months ended March 31,             2005            2004
                                            ----------      ----------
Hotel revenue                              $10,709,000     $         -
Hotel rent                                           -       1,875,000
Garage rent                                    794,000         970,000
Other income                                   189,000         435,000
Operating expenses                         (12,916,000)     (1,801,000)
                                            ----------      ----------
Net income(loss)                           $(1,224,000)    $ 1,479,000
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

At March 31, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:

As of March 31, 2005:

                             Gross          Gross             Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 6,393,000    $ 2,510,000     ($1,202,000)     $1,308,000        $7,701,000

Of the gross unrealized loss of $1,202,000, $477,000 of the loss is related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2005, the Company had obligations for securities sold (equities short) of $844,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

Included in the net losses on marketable securities of $3,257,000 for the three months ended March 31, 2005 are net unrealized losses of $4,197,000 and net realized gains of $940,000. Included in the net gains on marketable securities of $1,438,000 for the three months ended March 31, 2004 are net unrealized losses of $946,000 and net realized gains of $2,384,000.

Included in the net losses on marketable securities of $2,725,000 for the nine months ended March 31, 2005 are net unrealized losses of $2,976,000 and net realized gains of $251,000. Included in the net gains on marketable securities of $3,965,000 for the nine months ended March 31, 2004 are net unrealized gains of $320,000 and net realized gains of $3,645,000.


4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a two-unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At March 31, 2005, rental property included the following:

  Land                                          $ 2,430,000
  Buildings, improvements, and equipment          2,561,000
  Accumulated depreciation on buildings,
   improvements, and equipment                     (359,000)
                                                 ----------
                                                $ 4,632,000
                                                 ==========


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

Information below represents reporting segments for the three and nine months ended March 31, 2005 and 2004. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage, which are included in the equity in net income of Justice Investors. Operating income (loss) from investment transactions consist of net investment gains (losses) and dividend and interest income.

                                 REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
March 31, 2005         Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   113,000   $  (471,000)  $(3,187,000)  $         -  $  (3,545,000)
Operating expenses            (34,000)            -      (195,000)            -       (229,000)
                          -----------   -----------   -----------   -----------   ------------
                               79,000      (471,000)   (3,382,000)            -     (3,774,000)
Mortgage interest
 expense                      (50,000)            -             -             -        (50,000)
Depreciation                  (19,000)            -             -             -        (19,000)
General and administrative
 Expense                            -             -             -      (193,000)      (193,000)
Other income                        -             -             -        18,000         18,000
Income tax benefit                  -             -             -     1,607,000      1,607,000
Minority interest                   -             -             -       534,000        534,000
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $    10,000   $  (471,000)  $(3,382,000)  $ 1,966,000   $ (1,877,000)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,632,000   $ 7,309,000   $ 8,266,000   $ 1,915,000   $ 22,122,000
                          ===========   ===========   ===========   ===========   ============

                                  REAL ESTATE
                          -------------------------
Three months ended          Rental       Justice      Investment
March 31, 2004            Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $    98,000   $   152,000   $ 1,527,000  $          -  $   1,777,000
Operating expenses            (52,000)            -      (403,000)          -         (455,000)
                          -----------   -----------   -----------   -----------   ------------
                               46,000       152,000     1,124,000             -      1,322,000
Mortgage interest
 Expense                      (52,000)            -             -             -        (52,000)
Depreciation                  (18,000)            -             -             -        (18,000)
General and administrative
 Expense                            -             -             -      (216,000)      (216,000)
Other income                        -             -             -        16,000         16,000
Income tax expense                  -             -             -      (421,000)      (421,000)
Minority interest                   -             -             -      (106,000)      (106,000)
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $   (24,000)  $   152,000   $ 1,124,000   $  (727,000)  $    525,000
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,679,000   $ 5,405,000   $27,503,000   $ 1,214,000   $ 38,801,000
                          ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                          -------------------------
Nine months ended             Rental       Justice     Investment
March 31, 2005             Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   326,000   $  (674,000)  $(2,501,000)  $         -  $  (2,849,000)
Operating expenses           (114,000)            -      (462,000)            -       (576,000)
                          -----------   -----------   -----------   -----------   ------------
                              212,000      (674,000)   (2,963,000)            -     (3,425,000)
Mortgage interest
 Expense                     (151,000)            -             -             -       (151,000)
Depreciation                  (59,000)            -             -             -        (59,000)
General and administrative
 Expense                            -             -             -      (650,000)      (650,000)
Other income                        -             -             -       112,000        112,000
Income tax benefit                  -             -             -     1,669,000      1,669,000
Minority interest                   -             -             -       564,000        564,000
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $     2,000   $  (674,000)  $(2,963,000)  $ 1,695,000  $  (1,940,000)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,632,000   $ 7,309,000   $ 8,266,000   $ 1,915,000   $ 22,122,000
                          ===========   ===========   ===========   ===========   ============

                                  REAL ESTATE
                          -------------------------
Nine months ended            Rental       Justice      Investment
March 31, 2004             Properties    Investors    Transactions     Other          Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $   293,000   $   672,000   $ 4,206,000  $          -  $   5,171,000
Operating expenses           (149,000)            -      (873,000)            -     (1,022,000)
                          -----------   -----------   -----------   -----------   ------------
                              144,000       672,000     3,333,000             -      4,149,000
Mortgage interest
 Expense                     (152,000)            -             -             -       (152,000)
Depreciation                  (55,000)            -             -             -        (55,000)
General and administrative
 Expense                            -             -             -      (670,000)      (670,000)
Other income                        -             -             -        43,000         43,000
Income tax expense                  -             -             -    (1,326,000)    (1,326,000)
Minority interest                   -             -             -      (437,000)      (437,000)
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $   (63,000)  $   672,000   $ 3,333,000   $(2,390,000)  $  1,552,000
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,679,000   $ 5,405,000   $27,503,000   $ 1,214,000   $ 38,801,000
                          ===========   ===========   ===========   ===========   ============

6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and nine months ended March 31, 2005 and 2004, the Company and Portsmouth made payments to InterGroup of approximately $42,000 and $126,000 respectively, for each period, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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


RESULTS OF OPERATIONS

The Company's 68.8% owned subsidiary, Portsmouth, has a 49.8% interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon Garage Corporation ("Evon") and from a lease with Tru Spa for a portion of the lobby level of the Hotel. Portsmouth also receives management fees from Justice for actively managing the Hotel as a general partner. The Company also derives rental income from its multi-family real estate properties and income from the investment of its cash and securities assets.

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovations will range from approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations during the transition period. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

RECENT DEVELOPMENTS

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The Partnership made this decision based on a consideration of relative benefits and detriments of closing the Hotel during the renovation period. Among the many factors considered were the increased costs of construction while maintaining operations, the scope and timing of the work in the common areas and issues involved in attempting to maintain guest services during the renovations, engineering factors and potential environmental, health and safety issues which made it preferable to temporarily close the Hotel portion of the property. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

On March 15, 2005, the Partnership also entered into an amended lease with the Chinese Culture Foundation of San Francisco (the "Foundation") for the third floor space of the Hotel commonly known as the Chinese Cultural Center. The amended lease requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $4,600, adjusted annually based on the local Consumer Price Index. The term of the amended lease remains the same as the current lease, expiring on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel.

As discussed more fully in the "Financial Condition and Liquidity" section herein, the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as Hilton. During that transition period, income from the Hotel will be limited and the Partnership is expected incur losses during that time. To meet its substantial financial commitments, the Partnership will have to rely on additional borrowings to meet its obligations. The Partnership currently estimates that the actual cost of the renovations will be approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations. While the Partnership believes that the value of the Hotel property will be adequate to serve as collateral to secure the necessary financing, the Partnership does not anticipate paying any partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

Three Months Ended March 31, 2005 Compared to Three Months
Ended March 31, 2004

The Company had a net loss of $1,877,000 for the three months ended March 31, 2005 compared to net income of $525,000 for the three months ended March 31, 2004. As discussed below, the change was primarily due to the significant net losses on the Company's marketable securities portfolio and the change in the equity in net income(loss) of Justice Investors from income to a loss, partially offset the decrease in margin interest and trading expenses and the improvement in the Company's real estate operations.

Rental income increased to $113,000 from $98,000 as the result of the reduced vacancies during the quarter ended March 31, 2005. Operating expenses also decreased to $34,000 from $52,000 as the result of management's efforts to reduce expenses. The improvement in the occupancy and reduction in operating expenses resulted in income of $10,000 from real estate operations in the current quarter as compared to a loss of $21,000 in the prior comparable quarter.

The equity in net income(loss) of Justice Investors changed to a loss of $471,000 from income of $152,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the three months ended March 31, 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the three months ended March 31, 2005 was approximately $744,000 while the Partnership received approximately $625,000 in rent from the Hotel lease for the three months ended March 31, 2004. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel, a decrease in garage rent to $245,000 from $296,000 and increased costs in the current quarter related to professional fees and other costs for the repositioning of the Hotel

Average daily room rates for the Hotel decreased to approximately $85 for the three months ended March 31, 2005, compared to approximately $91 for the three months ended March 31, 2004, while average occupancy rates remained relatively flat at approximately 60%. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net gains(losses) on marketable securities changed to net losses of $3,257,000 for the three months ended March 31, 2005 from net gains of $1,438,000 for the three months ended March 31, 2004. A significant portion of the losses in the current quarter was attributable to holdings in a company in the Pharmaceutical and Medical industry group whose stock significantly declined after one of its major drugs was unexpectedly pulled from the market. For the three months ended March 31, 2005, the Company had net unrealized losses of $4,197,000 and net realized gains of $940,000. For the three months ended March 31, 2004, the

Company had net unrealized losses of $946,000 and net realized gains of $2,384,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Margin interest and trading expenses decreased to $195,000 from $403,000 primarily due to a $261,000 performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the three months ended March 31, 2004. There was no such bonus earned by the Company's CEO for the three months ended March 31, 2005.

Minority interest benefit(expense) changed to a benefit of $534,000 from an expense of $106,000 as the result of the significant loss incurred during the current quarter by the Company's subsidiary, Portsmouth.

The provision for income tax benefit(expense) changed to a benefit of $1,607,000 from an expense of $421,000 as the result of the significant loss incurred during the current quarter.


Nine Months Ended March 31, 2005 Compared to Nine Months
Ended March 31, 2004

The Company had a net loss of $1,940,000 for the nine months ended March 31, 2005 compared to net income of $1,552,000 for the nine months ended March 31, 2004. As discussed below, the change was primarily due to the significant net losses on the Company's marketable securities portfolio and the change in the equity in net income(loss) of Justice Investors from income to a loss, partially offset the decrease in margin interest and trading expenses, the improvement in the Company's real estate operations, the increase in dividend and interest income and the increase in other income.

Rental income increased to $326,000 from $293,000 as the result of reduced vacancies during the nine months ended March 31, 2005. Operating expenses also decreased to $114,000 from $149,000 as the result of management's efforts to reduce expenses. The improvement in the occupancy and reduction in operating expenses resulted in income of $2,000 from real estate operations for the nine months ended March 31, 2005 compared to a loss of $63,000 for the nine months ended March 31, 2004.

The equity in net income(loss) of Justice Investors changed to a loss of $674,000 from income of $672,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the first nine months of fiscal 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the nine months ended March 31, 2005 was approximately $929,000, while the Partnership received approximately $1,875,000 in rent from the Hotel lease for the nine months ended March 31, 2004. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel, a decrease in garage rent to $794,000 from $970,000 and increased costs in related to professional fees and other costs for the repositioning of the Hotel.

Average daily room rates for the Hotel decreased to approximately $89 for the nine months ended March 31, 2005, compared to approximately $91 for the nine months ended March 31, 2004, while average monthly occupancy rates decreased to approximately 64.6% compared to approximately 68% in the prior year. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and by entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net gains(losses) on marketable securities changed to net losses of $2,725,000 for the nine months ended March 31, 2005 from net gains of $3,965,000 for the nine months ended March 31, 2004. A significant portion of the losses was attributable to holdings in a company in the Pharmaceutical and Medical industry group whose stock significantly declined after one of its major drugs was unexpectedly pulled from the market. For the nine months ended March 31, 2005, the Company had net unrealized losses of $2,976,000 and net realized gains of $251,000. For the nine months ended March 31, 2004, the Company had net unrealized gains of $320,000 and net realized gains of $3,645,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the nine months ended March 31, 2005, the Company's recorded an impairment loss of $84,000 related to a private placement investment.

Dividend and interest income increased to $308,000 from $241,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $462,000 from $873,000 primarily due to the decrease in the performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio to $61,000 for the nine months ended March 31, 2005 from $490,000 for the nine months ended March 31, 2004.

Other income increased to $112,000 from $43,000 primarily due to the receipt of $69,000 in additional fees from Justice Investors for management's work in the positioning of the hotel.

Minority interest benefit(expense) changed to a benefit of $564,000 from an expense of $437,000 as the result of the significant loss incurred during the nine months ended March 31, 2005 by the Company's subsidiary, Portsmouth.

The provision for income tax benefit(expense) changed to a benefit of $1,669,000 from an expense $1,326,000 as the result of the significant loss incurred during the nine months ended March 31, 2005.

MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 33 different equity positions. Four equity securities are more than 5% of the equity value of the portfolio, with the largest being 17%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2005, the Company had investments in marketable equity securities of $7,701,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2005.

                                                            % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Real estate investment trusts       $ 2,294,000               29.8%
   Insurance, banks and brokers          2,042,000               26.5%
   Electric, pipelines, oil and gas      1,111,000               14.4%
   Apparel, food and consumer goods        917,000               11.9%
   Telecom and media                       900,000               11.7%
   Pharmaceutical and medical              286,000                3.7%
   Other                                   151,000                2.0%
                                        ----------              ------
                                       $ 7,701,000              100.0%
                                        ==========              ======


As of March 31, 2005, the Company had approximately 29.8% of its marketable securities portfolio invested in the real estate investment trusts. While such concentration could be considered a risk factor, that industry grouping includes REITs that operate in different sectors of real estate industry, which the Company believes is consistent with its diversification policies.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and nine months ended March 31, 2005 and 2004, respectively.


                                        Three months ended    Three months ended
                                     March 31, 2005         March 31, 2004
                                     ------------------    ------------------
Net gains(losses) on marketable
  securities                           $ (3,257,000)         $   1,438,000
Dividend & interest income                   70,000                 89,000
Margin interest expense                    (104,000)               (85,000)
Trading and management expenses             (91,000)              (318,000)
                                       ------------           ------------
Investment income(loss)                $ (3,382,000)         $   1,124,000
                                       ============           ============

                                     Nine months ended     Nine months ended
                                      March 31, 2005         March 31, 2004
                                     ------------------    ------------------
Net gains(losses) on marketable
  securities                           $ (2,725,000)         $   3,965,000
Impairment loss on other invest.            (84,000)                     -
Dividend & interest income                  308,000                241,000
Margin interest expense                    (225,000)              (246,000)
Trading and management expenses            (237,000)              (627,000)
                                       ------------           ------------
Investment income(loss)                $ (2,963,000)         $   3,333,000
                                       ============           ============


FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. The Company also received monthly limited partnership distributions from Justice Investors as well as monthly management fees as a general partner. The Company also receives revenues generated from the investment of its cash and securities assets. As discussed below, since the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as a Hilton, it will not be paying any monthly limited partnership distributions until some time after operations commence under the Hilton brand. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

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

Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovations will be approximately $27 million to $28 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

As discussed above, the Partnership has decided to close down its Hotel operations on or about June 1, 2005 to complete the renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening as the "Hilton San Francisco Financial District" in the early part of 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work. During that transition period, income from the Hotel will be limited to rental income and the Partnership is expected incur losses during that time. In addition, the Hotel is currently negotiating severance benefits with its union employees related to the suspension of Hotel operations.

Upon the reopening of the Hotel, the Partnership's income from operations could also be adversely impacted because of a potential labor disruption. Following the expiration on August 14, 2004 of the city-wide collective bargaining agreement with Local 2 of the Hotel Employees and Restaurant Employees Union, Local 2 has voted to authorize a strike against a group of some of the larger hotels in San Francisco and negotiations continue with those hotels during a "cooling-off period". If a strike or other labor actions are extended to the Hotel, its operations and renovation schedule could be disrupted. While it is expected that Partnership's hotel management company, Dow, will negotiate with the union to resolve any employee issues regarding the temporary shut down of Hotel and will implement contingency plans to minimize the impact on operations and the renovations should any union action be taken against the Hotel, no prediction can be made as to the impact of such an action on the operations of the Hotel and the financial results of the Partnership.

To meet its substantial financial commitments, the Partnership will have to rely on additional borrowings to meet its obligations. The Partnership currently estimates that the actual cost of the renovations will be approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations. The Partnership believes that the value of the Hotel property will be adequate to serve as collateral to secure the necessary financing. That amount of leverage and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years.

Due to the losses from the operations of the Hotel expected during the transition period, and the substantial financial commitments the Partnership will have to make for the renovations, Justice discontinued Partnership distributions effective April 2004. As a result, the Company received no Partnership distributions for the nine months ended March 31, 2005, while during the nine months ended March 31, 2004, the Company received Partnership distributions of $874,000. Justice does not anticipate paying any further Partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrant such distributions.

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

During January 2004, the Partnership refinanced its existing line of credit by obtaining a new facility that provides for a line of credit of up to $7,500,000. The facility is collateralized by a first deed of trust on the Partnership property and matures on February 1, 2006. Interest only is payable monthly at an annual rate equal to the 30-Day LIBOR rate plus 2%. There are no prepayment penalties. As of March 31, 2005, the outstanding principal balance on the Partnership's line of credit was $4,850,000.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

Although the Company has suffered a significant decline in hotel revenues and may be facing a significant period of time without partnership distributions, management believes that its cash, securities assets, and the cash flows generated from those assets, will be adequate to meet the Company's current and future obligations.

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

                         PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 24, 2005 at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, all of management's nominees: John V. Winfield, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending June 30, 2005. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                      1,056,801         7,005
   John C. Love                          1,057,201         6,605
   William J. Nance                      1,057,201         6,605

Proposal (2) - Accountants:              Votes For      Against    Abstained
                                         ---------      -------    ---------
   PricewaterhouseCoopers LLP            1,062,648        400         758


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Registrant filed the following report on Form 8-K during the quarter covered by this Report:


  Date of Report      Item Number               Events Reported
-----------------     ------------      -------------------------------------
 March 15, 2005        Item 8.01        Justice Investors decision to close
                      Other Events      Hotel for renovations and amendment to
                                        lease of Chinese Culture Center.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: May 12, 2005                   by       /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 12, 2005                   by       /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: May 12, 2005                   by       /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer)