Form 10KSB
period 2005-06-30
SANTA FE FINANCIAL CORP
filed 2005-10-18
CIK 86759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the year ended June 30, 2005 were $440,000.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price at which the stock last sold prior to September 12, 2005 was $4,887,755.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 12, 2005, was 1,178,210.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                     DOCUMENTS INCORPORATED BY REFERENCE: None

                            TABLE OF CONTENTS

PART I                                                               PAGE

    Item  1.  Description of Business.                                 3

    Item  2.  Description of Property.                                10

    Item  3.  Legal Proceedings.                                      13

    Item  4.  Submission of Matters to a Vote of Security Holders.    13

PART II

    Item  5.  Market For Common Equity and Related                    13
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       14
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            25

    Item  8.  Changes in and Disagreements with Accountants on        40
              Accounting and Financial Disclosure.

    Item  8A. Controls and Procedures.                                40

    Item  8B. Other Information.                                      41

PART III

    Item  9.  Directors, Executive Officers, Promoters and            41
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 43

    Item 11.  Security Ownership of Certain Beneficial Owners and     45
              Management.

    Item 12.  Certain Relationships and Related Transactions.         47

    Item 13.  Exhibits, Financial Statement Schedules, and            49
              Reports on Form 8-K.

    Item 14.  Principal Accountant Fees and Services.                 51

SIGNATURES                                                            52

                                   PART I

Item 1.  Description of Business.

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


BUSINESS OF ISSUER

The Company's principal business is to purchase and manage real estate operations. The Company's primary real estate operation is conducted through its subsidiary, Portsmouth, as a general and limited partner in Justice. Justice was formed in 1967 to acquire real property for the development and lease of a hotel located at 750 Kearny Street, San Francisco, California (the "Hotel") and related facilities, including a five level underground parking garage. Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) in 1998. As discussed below, the lease of the Hotel to Felcor was terminated effective June 30, 2004. The Partnership also derives income from its lease of the garage portion of the property to Evon and the lease of approximately 5,400 square feet on the lobby level of the Hotel to Tru Spa, LLC for the operation of a health and beauty spa. As a general partner, Portsmouth takes an active role in monitoring and overseeing the operations of the Hotel, the lease of the parking garage and the spa.

The Company also derives income from management fees received by its subsidiary as a general partner in Justice and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. Please see discussion of Investment Policies under Item 2 below.

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


SAN FRANCISCO HOTEL LEASE

The Partnership's San Francisco Hotel property has 565 guestrooms and is located near the Financial District. It was initially leased to Holiday Inns of America in 1970 and operated as a Holiday Inn brand hotel. On March 15, 1995, an amended and restated lease was entered into by Justice with an effective date of January 1, 1995 (the "Hotel Lease"). The Hotel Lease was assumed by Felcor, effective July 28, 1998 and continued to be operated as a Holiday Inn.

The initial term of the Hotel Lease was for a 10-year term expiring on December 31, 2004. The lessee also had an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. The Hotel Lease required the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of lessee's cash available as defined by the Hotel Lease. Under the terms of the Hotel Lease, the lessee was responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. The lessee also had an obligation to convert the Hotel property to a "Holiday Inn Select" and to maintain the property to those standards, at its own cost and expense.

In July 2003, Justice delivered to the hotel lessee, a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the Hotel Lease.
On May 3, 2004, Justice entered into a Settlement Agreement with Felcor to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. Pursuant to the terms of the Settlement Agreement, Felcor was required to pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. Felcor also agreed to transfer to Justice and terminate its leasehold estate and its option right under the Hotel Lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the Hotel. The Settlement Agreement was fully effectuated as of June 30, 2004.

DOW HOTEL COMPANY MANAGEMENT AGREEMENT

With the termination of the Hotel Lease, Justice assumed the role of an owner operator of the Hotel on July 1, 2004. To assist with the operations of the Hotel, On May 19, 2004, Justice entered into a third party Management Agreement with Dow Hotel Company, LLC, a Washington limited liability company ("Dow") to operate and manage the Hotel as an agent of the Partnership, effective July 1, 2004. The Management Agreement has an initial term of 10 years, with an option of Justice to extend the original term for another 10 year period. The Management Agreement provides for a base management fee to Dow of up to 2.5% of annual gross operating revenues of the Hotel and incentive fees not to exceed, in the aggregate, 4% of gross operating revenues of the Hotel. The Management Agreement can be terminated by Justice upon at least 60 days written notice, subject to certain termination fees during the first year of the Agreement.

On March 25, 2005, the Partnership entered into an amendment of the Dow Management Agreement to cover the period of time the Hotel will be closed for renovations. Pursuant to that amendment, Dow will be entitled to a fee for services rendered under the Management Agreement in the amount of $15,000 per month, which shall be paid as follows: (i) one half ($7,500) payable monthly and (ii) the other half ($7,500) shall be earned, but payment deferred until the first month that the Hotel has a positive net operating income sufficient to make such lump sum payment, but in no event later than April 1, 2006.

HOLIDAY HOSPITALITY FRANCHISING AGREEMENT

Effective July 1, 2004, The Partnership entered into a short term franchise agreement with Holiday Inn Hospitality Franchising, Inc. to continue to operate the Hotel as a Holiday Inn Select brand hotel, until such time as the Partnership was able to secure a replacement hotel brand and operate the Hotel under a new flag. Under the terms of that Holiday Inn franchise agreement, the Partnership paid monthly royalties, marketing and reservation fees of 5%, 1.5% and 1%, respectively, of the Hotel's gross room revenue for the preceding calendar month. The Holiday Inn franchise agreement terminated on May 31, 2005 when the Hotel was closed for renovation and will be replaced by a franchise agreement with Hilton Hotels Corporation.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

With the termination of the Hotel Lease to Felcor, the Partnership was able to actively pursuing a franchise agreement with a new nationally recognized brand in an effort to move the Hotel up-market and become more competitive. After considering and negotiating with several brands, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") on December 10, 2004 for the right to operate the Hotel as a Hilton brand hotel. The terms of the Hilton Franchise Agreement will commence upon the final approval of the franchise application and the completion of the approved product improvement plan. The commencement date of operation as a Hilton hotel can be no later than June 1, 2006. The term of the Hilton Franchise Agreement is for 15 years commencing on the opening date of the Hotel, with an option to extend that Agreement for another five years, subject to certain conditions. Beginning on the opening date, the Partnership will pay monthly royalty fees of four percent (4%) of the Hotel's gross room revenue for the preceding calendar month. The amount of the monthly fee is subject to change; however, the increase cannot exceed one percent of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fee will not exceed five percent of gross room revenue.

Prior to operating the Hotel as a Hilton hotel, the Partnership is required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan ("PIP") agreed upon by Hilton and the Partnership, as well as complying with other brand standards. That project includes a complete renovation and upgrade of all of the Hotel's guestrooms, meeting rooms, common areas and restaurant and bar. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period.

To meet its substantial financial commitments, the Partnership will rely on additional borrowings to meet its obligations. As discussed below, the Partnership has been able to secure financing, collateralized by the Hotel, in the aggregate amount of up to $40,000,000 to meet those commitments. That amount of leverage and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years.

TEMPORARY CLOSURE OF HOTEL FOR RENOVATIONS

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations effective, May 31, 2005, to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. The Partnership made this decision because of, among other things, the scope of the work in the common areas, engineering factors and potential environmental and safety issues which made it preferable to temporarily close the Hotel portion of the property. It is anticipated that the Hotel will be closed until the first part of 2006 before it reopens as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

GARAGE LEASE AND OPERATIONS

The garage lease between the Partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $19,764 per month. That lease expires in November 2010. The lessee is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage was operated by Ampco Systems Parking ("Ampco") pursuant to a sublease agreement. On July 20, 2005, Evon gave a 30-day notice to terminate its sublease agreement with Ampco. The sublease with Ampco terminated on August 31, 2005. Effective September 1, 2005, Ace Parking Management, Inc. ("Ace Parking") became the new parking garage operator pursuant to a Parking Facility Management Agreement with the garage lessee, Evon. That agreement is for a period of sixty two months (62) months and terminates on October 31, 2010, with a five year option to renew. The agreement provides that Evon will pay a management fee to Ace of $2,000 per month, plus an accounting fee of $250 per month, plus 3% of the annual net profit from the operations of the garage in excess of $100,000.

TRU SPA LEASE

During July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2004. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,667, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Minimum rental amounts are subject to adjustment every three years based on any percentage increase in the Consumer Price Index. Under the terms of the lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. The spa lease is structured to reimburse the Partnership for those leasehold improvements. Due to the certain disruptions of the operations of the spa resulting from the temporary closing of the Hotel and the renovation work, the Partnership and Tru Spa entered into a lease amendment that would permit Tru Spa to apply its security deposit of $35,000 to pay its monthly obligations for June 30, 2005 and July 31, 2005, with the balance to be applied as partial payment of its August 2005 rent. The Partnership reserved the right, in its discretion, to require Tru Spa to make an additional security deposit in the future. The Partnership believes that the spa facilities in the Hotel will help it to be more competitive in the future by providing greater amenities to its guests.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the "Foundation") for the third floor space of the Hotel commonly known as the Chinese Cultural Center. The amended lease requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $4,600, adjusted annually based on the local Consumer Price Index. The term of the amended lease remains the same as the current lease, expiring on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. This amendment will allow Justice to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.

COMPENSATION OF GENERAL PARTNERS AND REPOSITIONING FEES

Due to the termination of the Hotel Lease on June 30, 2004, it was necessary for the Partnership to amend the agreement by which the general partners of Justice were compensated since the general partners would be taking on new responsibilities as Justice assumed the role as owner-operator of the Hotel. Furthermore the prior agreement was based on a percentage of gross rents, which the Partnership would no longer be receiving from the Hotel. The expiring compensation agreement provided that the general partners were entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 was payable to Evon, as the managing general partner, and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 was to be split 50/50 between the general partners.

On July 16, 2004, Justice entered into a new General Partner Compensation Agreement (the "Compensation Agreement"), with an effective date of May 31, 2004. This was done to provide adequate compensation to Evon and Portsmouth and provide incentives to the general partners to encourage excellence in the performance of their responsibilities. The new agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $262,500, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum will be payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, as defined in the Dow Management Agreement, that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth.

In addition, the Compensation Agreement provides that the general partners are to receive a repositioning fee in the aggregate amount of $275,000, to be paid in equal amounts to Evon and Portsmouth in two installments. The first installment of approximately $69,000 to each of Evon and Portsmouth was paid within 10 days of the execution of the Compensation Agreement with the second installment to be paid upon the substantial completion of the renovation of the Hotel. Due to the expanded scope of the renovation project, the additional time commitments required of the general partners and the increased value brought to the Partnership as a result of the repositioning of the Hotel, the Partnership may adjust the amount of such fee.


RECENT DEVELOPMENTS - NEW FINANCING

On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel in the early part of 2006. After the reopening of the Hotel, the Partnership believes that the revenues expected to be generated from the Hotel operations will be sufficient to meet all of the Partnership's current and future obligations and financial requirements.

COMPETITION

Until May 30, 2004, the Hotel was operated as a Holiday Inn brand hotel and was part of Holiday Inn's worldwide reservation system. The Hotel was designed to Holiday Inn's specifications to serve both business travelers and tourists and cater to both individuals and tour groups. It also handled conferences and business meetings, having meeting and dining facilities for groups of up to 400 people.

The Hotel had traditionally enjoyed a favorable year-round occupancy rate, but both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2001. Newer and more upscale properties have opened in or near the Financial District, which provide greater amenities to its guests, making it difficult for the Hotel to compete. These competitors are now better positioned to attract both the business traveler and tourists.

Management believes that the Hotel could not continue to be competitive under the conditions it operated under while a Holiday Inn Select brand hotel. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership now has greater ability to direct the future of the Hotel. The Hotel property is now approximately 25 years old, with no major renovations having been made to the Hotel property during that time. As discussed above, the Partnership is committed to make substantial improvements to almost every area of the Hotel before it reopens in the early part of 2006 as the Hilton San Francisco Financial District. The newly renovated Hotel will feature among other amenities: 552 totally remodeled guest rooms and suites; a new concierge lounge and common areas; modern and expanded meeting rooms; a new ballroom; a new restaurant and bar; a new fitness center; and the existing Tru Spa. The Partnership believes that this renovation project, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to compete in the top levels of its market segment.


EMPLOYEES

As of June 30, 2005, the Company had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Although the Company is not subject to any collective bargaining agreement, the employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). Following the expiration on August 14, 2004 of the city-wide collective bargaining agreement with Local 2 of UNITE HERE, Local 2 has voted to authorize a strike against a group of some of the larger hotels in San Francisco and negotiations continue with those hotels during a "cooling-off period".

In conjunction with the temporary closing of the Hotel on May 31, 2005 for renovation, Dow, acting as an agent for the Hotel, entered into a memorandum of understanding with UNITE HERE on June 27, 2005, regarding recall rights and health and welfare contributions for existing employees to provide health and welfare eligibility for laid off employees through the end of August. All health and welfare benefit coverage obligations of the Hotel will cease September 1, 2005. In addition, UNITE HERE has agreed not to institute any strike action against the Hotel for at least six months after its reopening, regardless of whatever labor actions it may be instituting against other hotels in San Francisco. It is expected that Dow will continue to work with the union to resolve any other issues regarding the temporary shut down of Hotel and will implement contingency plans to minimize the impact on operations and the renovations should any union action be taken against the Hotel in the future.


Item 2. Description of Property.

PROPERTIES

As of June 30, 2005, Santa Fe's investments in real property consisted of its interest in the San Francisco Hotel through its subsidiary Portsmouth, and two apartment buildings located in Los Angeles, California.

San Francisco, California Hotel.

The San Francisco, California Hotel property owned by the Partnership is located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which currently contains 565 guest rooms situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center. Other features of the Hotel include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center. In the opinion of management the property is adequately covered by insurance.

As discussed above, the Hotel Lease with Felcor was terminated, effective June 30, 2004, pursuant to the terms of a Settlement Agreement. At that time, possession and operations of the Hotel reverted to the Partnership. On May 31, 2005, the Hotel portion of the property was temporarily closed for extensive renovations to meet the requirements of the Hilton Franchise Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.


Los Angeles, California Apartment Buildings

The property owned by the Company's 55.4% subsidiary Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2005, real estate property taxes were approximately $50,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 30 years. As of June 30, 2005, the outstanding mortgage balance was $1,837,000. The mortgage carries a fixed interest rate of 7.73% and matures in October 2029. Woodland Village also has a $365,000 note from the Company. The interest rate on the note is fixed at 7.75% and matures in September 2004. The note was eliminated in consolidation.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the period ended June 30, 2005, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $444,000 at June 30, 2005 and the maturity date of the mortgage is February 2032. The interest rate is 6.45%.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2005, economic occupancy (gross potential rent less below market rent divided by gross potential rent) for Woodland Village and Acanto was 71% and 99%, respectively. The physical occupancy for Woodland Village and Acanto was 99% and 100% respectively.


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

The Company also invests from time to time in income producing instruments, corporate debt and equity securities, mortgage backed securities, and securities issued by REIT's, where financial benefit could inure to its shareholders through income and/or capital gain.

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

The Company also invests, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of June 30, 2005, the Company had investments in unlisted companies (other investments) of $815,000. The investment is disclosed on the balance sheet as other investments.

The Company's investment portfolio is diversified with 45 different equity positions. The portfolio contains four individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 17.1% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2005, the market value of the Company's marketable securities was $12,962,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2005, the Company had obligations for securities sold (equities short) of $2,241,000.
The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2005, the Company had a margin balance of $3,105,000.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The terms of that compensation arrangement is discussed in detail in Item 10 "Executive Compensation" of this Report. During fiscal years ended June 30, 2005 and June 30, 2004, the Company paid $61,000 and 618,000, respectively, to the Company's CEO as performance based compensation related to the management of the securities portfolio.

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


                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock is quoted on the OTC Bulletin Board under the symbol:
SFEF.OB. The following table sets forth the range of high and low sales prices for Santa Fe's common stock for each full quarterly period for the fiscal years ended June 30, 2005 and June 30, 2004.


Fiscal 2005                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $13.50         $11.00
Second Quarter (10/1 to 12/31)         $12.00         $11.00
Third Quarter (1/1 to 3/31)            $13.25         $11.46
Fourth Quarter (4/1 to 6/30)           $17.55         $13.40

Fiscal 2004                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $15.49         $12.80
Second Quarter (10/1 to 12/31)         $14.69         $10.10
Third Quarter (1/1 to 3/31)            $11.58         $11.50
Fourth Quarter (4/1 to 6/30)           $11.80         $11.00


As of September 12, 2005 the approximate number of holders of record of the Company's Common Stock was 340. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 520 beneficial shareholders of the Company's Common Stock.

DIVIDENDS

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends on its Common Stock in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating activities.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock") in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. During the years ended June 30, 2005 and 2004, the Company paid Preferred Stock dividends of $52,000 and $52,000, respectively.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Santa Fe has no securities authorized for issuance under equity compensation plans.

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2005.



Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, the ability of the Partnership to obtain hotel financing for renovations at favorable interest rates and terms, securities markets and concentration of risk, litigation and other factors, including natural disasters, and those discussed in this report that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership ("Justice" or the "Partnership"), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, formerly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). Historically, Justice's most significant income source was derived from a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a

Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to-day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon Corporation ("Evon") and from a lease with Tru Spa for a portion of the lobby level of the Hotel. The Company also receives management fees from Justice for actively managing the hotel as a general partner.

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The Partnership made this decision based on a consideration of relative benefits and detriments of closing the Hotel during the renovation period. Among the many factors considered were the increased costs of construction while maintaining operations, the scope and timing of the work in the common areas and issues involved in attempting to maintain guest services during the renovations, engineering factors and potential environmental, health and safety issues which made it preferable to temporarily close the Hotel portion of the property. It is anticipated that the Hotel will be closed for a period of approximately seven to nine months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

As discussed more fully in the "Financial Condition and Liquidity" section herein, the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as Hilton. During that transition period, the Hotel will be shut down and revenues to the Partnership will be limited to rentals received from the parking garage and Tru Spa. Thus, it is expected that the Partnership will continue to incur losses during that time. To meet its substantial financial commitments for the renovation project, Justice will rely on additional borrowings to meet its obligations. That amount of leverage and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. The Partnership does not anticipate paying any partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

RECENT DEVELOPMENTS

On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet is debt service requirements and operating capital needs through the reopening of the Hotel in the early part of 2006. Partnership believes that, after the reopening of the Hotel, the revenues expected to be generated from the Hotel operations will be sufficient to meet all of the Partnership's current and future obligations and financial requirements.


Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

The Company had a net loss of $2,300,000 for the year ended June 30, 2005 compared to net income of $2,695,000 for the year ended June 30, 2004.
The significant change is primarily attributable to the change in the equity in net income(loss) of Justice Investors from income to a loss and the change in net gains(losses) from marketable securities to net losses. The changes were partially offset by the decrease in margin interest and trading expenses, the increase in dividend and interest income, the decrease in the impairment loss on other investments, the improvement in our real estate operations and the change in the provision for income taxes to a tax benefit from a tax expense.

Equity in net income (loss) of Justice Investors changed to a loss of $2,188,000 in fiscal 2005 compared to income of $3,332,000 in fiscal 2004. Effective July 1, 2004, Justice became the owner operator of the Hotel rather than a lessor. Thus, Partnership net loss for fiscal 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the hotel for fiscal 2005 was approximately $1,734,000, while the Partnership received approximately $2,617,000 in rent from the Hotel lease in fiscal 2004. Also, during fiscal 2004, a $5,000,000 settlement payment was made to Justice from the Hotel lessee to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. In addition, Justice received a payment in December 2003 from the hotel lessee in the amount $296,000 for part of the replacement costs of the sloped window system of the Hotel. Those two nonrecurring payments were included as other income by Justice in fiscal 2004.

During fiscal 2005, the Justice also recorded a $1,991,000 loss on disposition of assets as the Hotel was closed for major renovations on May 31, 2005, and existing furniture and fixtures were disposed of. It is anticipated that the Hotel will be closed until the first part of calendar year 2006 before it reopens as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work. Partnership rental income from the parking garage decreased to approximately $1,005,000 in fiscal 2005 from approximately $1,274,000 in fiscal 2004, primarily due to the closure of the Hotel for the last month of the fiscal year and lower Hotel occupancy rates in fiscal 2005. A further drop off in garage rental income is expected while the Hotel is being renovated, with an anticipated increase in garage rental income after the Hotel reopens as a Hilton.

Average daily room rates for the Hotel decreased to approximately $90 in fiscal 2005 from approximately $92 in fiscal 2004, while average monthly occupancy rates decreased to approximately 65% in fiscal 2005 from approximately 71% in fiscal 2004. While the Hotel had traditionally enjoyed a favorable year-round occupancy rate, but both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2001. Newer and more upscale properties have opened in or near the Financial District, which provide greater amenities to their guests, making it difficult for the Hotel to compete. These competitors are now better positioned to attract both the business traveler and tourists and to achieve higher occupancy and room rates.

Management believes that the Hotel could not continue to be competitive under the conditions it operated under while a Holiday Inn Select brand hotel. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership now has greater ability to direct the future of the Hotel. The Hotel is now approximately 25 years old, with no major renovations having been made to the property during that time. The Partnership is committed to make substantial improvements to almost every area of the Hotel before it reopens in the early part of 2006 as the Hilton San Francisco Financial District. The newly renovated Hotel will feature among other amenities: 552 totally remodeled guest rooms and suites; a new concierge lounge and common areas; modern and expanded meeting rooms; a new ballroom; a new restaurant and bar; a new fitness center; and the existing Tru Spa. The Partnership believes that this renovation project, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to directly compete with all hotels in the Financial District.

Net gains(losses) on marketable securities changed to net losses of $2,188,000 for the year ended June 30, 2005 from net gains of $5,000,000 for the fiscal year ended June 30, 2004. For the year ended June 30, 2005, the Company had net unrealized losses of $3,271,000 and net realized gains of $1,083,000.
For the year ended June 30, 2004, the Company had net unrealized gains of $662,000 and net realized gains of $4,338,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section.

Dividend and interest income increased to $458,000 from $343,000 as a result of the investment in more income yielding securities.

Margin interest and trading expenses decreased to $587,000 from $1,148,000 primarily due to the decrease in the performance bonus granted to the Company's CEO based on the results of the Company's investment portfolio. During the year ended June 30, 2005, the CEO earned a performance bonus of $61,000 compared with a performance bonus of $618,000 for the year ended June 30, 2004.

During the fiscal year 2005, the Company was able to increase occupancy on its 27-unit apartment complex and at the same time reduce operating expenses. This resulted in the Company generating income from real estate operations of $19,000 in 2005 as compared to a loss of $30,000 in 2004.

Other income increased to $121,000 from $58,000 primarily as the result of the receipt of $69,000 in additional fees from Justice Investor's for management's work in the positioning of the hotel.

The provision for income tax benefit(expense) changed to a tax benefit of $2,207,000 for the year ended June 30, 2005 from a tax expense of $2,749,000 for the year ended June 30, 2004. The significant change was due to the significant pre-tax $5,279,000 loss incurred during the year ended June 30, 2005 as compared to pre-tax income of $6,447,000 generated during the year ended June 30, 2004.

Minority interest benefit(expense) changed to a benefit of $772,000 from an expense of $1,003,000 as a result of the significant loss incurred by the Company's subsidiary, Portsmouth during the year ended June 30, 2005. In prior comparable year, Portsmouth generated significant income that resulted in a minority interest expense to the Company.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 45 different equity positions. The portfolio contains four individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 17.1% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2005, the market value of the Company's marketable securities was $12,962,000.

The following table shows the composition of the Company's marketable securities by selected industry groups as of June 30, 2005.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media       $  4,376,000               33.8%
   Insurance, banks and brokers          2,772,000               21.4%
   REITs, lodging, home builders and
    hotels                               2,103,000               16.2%
   Chemicals, building materials, paper
    machinery, metals and mining         1,547,000               11.9%
   Electric, pipelines, oil and gas        491,000                3.8%
   Other                                 1,673,000               12.9%
                                        ----------              ------
                                      $ 12,962,000              100.0%
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

As of June 30, 2005, the Company had approximately 33.8% of its marketable securities portfolio invested in the telecommunications and media industry group. While such concentration could be considered a risk factor, that industry grouping includes a wide range of companies that the Company believes is consistent with its diversification policies.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2005, the Company had obligations for securities sold (equities short) of $2,241,000.
The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2005, the Company had a margin balance of $3,105,000.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the years ended June 30, 2005 and 2004.


                                              Year Ended        Year Ended
                                            June 30, 2005     June 30, 2004
                                            -------------     -------------

Net gains(losses) on marketable securities   $(2,188,000)     $  5,000,000
Impairment loss on other investments             (84,000)         (220,000)
Dividend and interest income                     458,000           343,000
Margin interest expense                         (260,000)         (330,000)
Trading and management expenses                 (327,000)         (818,000)
                                              ----------        ----------
Investment income(loss)                      $(2,401,000)     $  3,975,000
                                              ==========        ==========


FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated from Portsmouth's general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. In addition to its monthly limited partnership distributions from Justice Investors, the Company also receives monthly management fees as a general partner. The Company also receives rental income from its investments in multi-family real estate properties and income generated from the investment of its cash and securities assets. As discussed below, since the Partnership has closed down the operations of the Hotel and is expending significant amounts of money to renovate and reposition the Hotel as a Hilton, it will not be paying any monthly limited partnership distributions until some time after operations commence under the Hilton brand. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

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

To assist in the day-to-day operations of the hotel, Justice entered into a third party management agreement with Dow Hotel Company, effective July 1, 2004. The termination of the hotel lease also made it possible for the Partnership to seek a new franchise agreement for the hotel. Those efforts were successful and culminated with Justice entering into a Franchise License Agreement (the "Hilton Franchise Agreement"), on December 10, 2004, for the right to operate the hotel property as a Hilton brand hotel.

Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. The Hilton Franchise Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006.

Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. The Partnership made this decision because of, among other things, the scope of the work in the common areas, engineering factors and potential environmental and safety issues which made it preferable to temporarily close the Hotel portion of the property. It is anticipated that the Hotel will be closed until the first part of 2006 before it reopens as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

The employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). Following the expiration on August 14, 2004 of the city-wide collective bargaining agreement with Local 2 of UNITE HERE, Local 2 has voted to authorize a strike against a group of some of the larger hotels in San Francisco and negotiations continue with those hotels during a "cooling-off period". In conjunction with the temporary closing of the Hotel on May 31, 2005 for renovation, Dow, acting as an agent for the Hotel, entered into a memorandum of understanding with UNITE HERE on June 27, 2005, regarding recall rights and health and welfare contributions for existing employees to provide health and welfare eligibility for laid off employees through the end of August. All health and welfare benefit coverage obligations of the Hotel will cease September 1, 2005. In addition, UNITE HERE has agreed not to institute any strike action against the Hotel for at least six months after its reopening, regardless of whatever labor actions it may be instituting against other hotels in San Francisco. The Partnership believes that the agreement reached with the union will help minimize the risk of any labor unrest when the Hotel reopens and resumes operations.

Since the Partnership will not be receiving minimum rent after June 30, 2004, and will have to commit significant funds to transition the Hotel to a new brand, Justice determined that its May 2004 monthly limited partnership distribution would be the last distribution for an indefinite period of time. As a result, cash distributions from Justice decreased to $953,000 in fiscal 2004 and no partnership distributions were paid during fiscal 2005. Justice estimates that it will take approximately 14 to 20 months to complete all of the renovations and for the Partnership to begin to realize the benefits of the improvements and the increase in cash flows that it anticipates from the new management structure and new Hilton hotel brand.

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

As the Partnership transitions from a lessor of the hotel to an owner-operator, cash flows will be dependent on net income from the operations of the hotel and not from a lease with a guaranteed rent. That uncertainty increases the amount of risk for the Company, but also provides an opportunity for a greater share of the profits in good economic times with the repositioning of the hotel. Although the Partnership is not expected to see an improvement in cash flows until the Hotel reopens in the first part of 2006, it believes that the renovations to the Hotel, the new management structure and the new Hilton brand will make the Hotel more competitive in the future. There will be a negative impact on the revenues from the hotel garage during the transition period due to the shut down of the Hotel operations. Evon has entered into a management agreement with a new garage operator, effective September 1, 2005, and it is expected that the new operator will take affirmative steps to help minimize the loss of garage revenues during the transition period.

As discussed above, the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as Hilton. During that transition period, the Hotel will be shut down and revenues to the Partnership will be limited to rentals received from the parking garage and Tru Spa. Thus, it is expected that the Partnership will continue to incur losses during that time. To meet its substantial financial commitments for the renovation project, Justice will have to rely on additional borrowings to meet its obligations. The Partnership anticipated that it would be able to finance the necessary improvements to reposition the Hotel and to meet any operating cash flow needs during the transition period from the proceeds of the settlement with Felcor and through additional borrowings secured by the Hotel asset.

During January 2004, the Partnership refinanced its existing line of credit by obtaining a new facility that provides for a line of credit of up to $7,500,000. The facility is collateralized by a first deed of trust on the Partnership property and matures on February 1, 2006. Interest only is payable monthly at an annual rate equal to the 30-Day LIBOR rate plus 2%. There are no prepayment penalties. As of June 30, 2005, the outstanding principal balance on the Partnership's line of credit was $7,131,000.

Subsequent to the fiscal year end, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000 on July 27, 2005. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet is debt service and operating capital needs through the reopening of the Hotel in the early part of 2006. Partnership believes that, after the reopening of the Hotel, the revenues expected to be generated from the Hotel operations will be sufficient to meet all of its current and future obligations and financial requirements.

That additional amount of leverage related to the Prudential Loan and the utilization of the LOC and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. The Partnership does not anticipate paying any partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

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


CONTRACTUAL OBLIGATIONS

The Company's only contractual obligations and commercial commitments are its mortgages and note payable. The annual principal payments on the mortgages and note payable for the five-year period commencing July 1, 2005 are approximately as follows:

          Year ending June 30,
          --------------------
                   2005                 $   33,000
                   2006                     36,000
                   2007                     39,000
                   2008                     41,000
                   2009                     45,000
                   Thereafter            2,087,000
                                         ---------
                            Total       $2,281,000
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

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS                                     PAGE

Report of Independent Registered Public Accounting Firm            25

Consolidated Balance Sheet -June 30, 2005                          26

Consolidated Statements of Operations - For
  Year Ended June 30, 2005 and
  Year Ended June 30, 2004                                         27

Consolidated Statements of Shareholders' Equity - For
  Year Ended June 30, 2005 and
  Year Ended June 30, 2004                                         28

Consolidated Statements of Cash Flows - For
  Year Ended June 30, 2005 and
  Year Ended June 30, 2004                                         29

Notes to Consolidated Financial Statements                         30



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Santa Fe Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Santa Fe Financial Corporation at June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the financial statements, the Company has restated its June 30, 2003 shareholders' equity.

/s/ PricewaterhouseCoopers LLP

Irvine, California
October 17, 2005

                       SANTA FE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEET


As of June 30,                                                  2005
                                                            ------------
Assets
  Cash and cash equivalents                                 $     72,000
  Investment in marketable securities                         12,962,000
  Investment in Justice Investors                              5,798,000
  Rental properties                                            4,623,000
  Other investments                                              815,000
  Deferred tax asset                                             415,000
  Other assets                                                   794,000
                                                              ----------
    Total assets                                            $ 25,479,000
                                                              ==========


Liabilities and Shareholders' Equity

Liabilities
  Due to securities broker                                  $  3,105,000
  Obligations for securities sold                              2,241,000
  Mortgage notes payable                                       2,281,000
  Accounts payable and accrued expenses                          203,000
                                                              ----------
    Total liabilities                                          7,830,000
                                                              ----------
  Minority interest                                            5,117,000
                                                              ----------

Shareholders' equity:
  6% Cumulative, convertible, redeemable at
    the option of the holder, voting preferred
    stock, par value $.10 per share
    Authorized shares - 1,000,000
    Issued and outstanding - 63,600
    Liquidation preference of $859,000                             6,000
  Common stock, par value $.10 per share
    Authorized shares - 2,000,000
    1,276,038 shares issued and 1,178,210 outstanding            128,000
  Additional paid-in-capital                                   8,808,000
  Retained earnings                                            4,541,000
  Treasury stock, at cost, 97,828 shares                        (951,000)
                                                              ----------
    Total shareholders' equity                                12,532,000
                                                              ----------

    Total liabilities and shareholders' equity              $ 25,479,000
                                                              ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations

For the year ended June 30,                         2005            2004
                                                ----------      ----------
Real estate operations:
  Rental income                                $   440,000    $    415,000
  Property operating expense                      (147,000)       (168,000)
  Mortgage interest expense                       (201,000)       (203,000)
  Depreciation expense                             (73,000)        (74,000)
                                                ----------      ----------
    Income(loss) from real estate operations        19,000         (30,000)
                                                ----------      ----------

  General and administrative expense              (830,000)       (888,000)
                                                ----------      ----------
  Equity in net income(loss) of Justice
   Investors                                    (2,188,000)      3,332,000
                                                 ---------      ----------
Other income(loss):
  Net gains(losses) on marketable securities    (2,188,000)      5,000,000
  Impairment loss on other investments             (84,000)       (220,000)
  Dividend and interest income                     458,000         343,000
  Margin interest and trading expenses            (587,000)     (1,148,000)
  Other income                                     121,000          58,000
                                                ----------      ----------
    Total other income(loss)                    (2,280,000)      4,033,000
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                              (5,279,000)      6,447,000

Income tax benefit(expense)                      2,207,000      (2,749,000)
                                                ----------      ----------
Income(loss) before minority interest           (3,072,000)      3,698,000

Minority interest benefit(expense)                 772,000      (1,003,000)
                                                ----------      ----------
Net income(loss)                               $(2,300,000)    $ 2,695,000

Preferred stock dividend                           (52,000)        (52,000)
                                                ----------      ----------
Income(loss) available to common shareholders  $(2,352,000)    $ 2,643,000
                                                ==========      ==========
Basic income(loss) per share                   $     (2.00)    $      2.24
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                       SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                Preferred Stock     Common Stock
                ---------------   --------------------
                                                         Additional
                                                         Paid-In      Retained     Treasury
                Shares   Amount    Shares     Amount     Capital      Earnings     Stock          Total
                                                                     (Restated)
                ------  -------   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2003   63,600   $6,000   1,276,038  $128,000   $8,808,000   $4,250,000   $(951,000)  $12,241,000

Net income                                                            2,695,000                 2,695,000

Dividend paid
to preferred
shareholders                                                            (52,000)                  (52,000)

                ------  -------   ---------  ---------   ----------   ----------   ---------  -----------
Balance at
June 30, 2004   63,600   $6,000   1,276,038  $128,000   $8,808,000   $6,893,000   $(951,000)  $14,884,000


Net loss                                                             (2,300,000)               (2,300,000)

Dividend paid
to preferred
shareholders                                                            (52,000)                  (52,000)

                ------  -------   ---------  ---------  ----------   ----------   ---------   -----------
Balance at
June 30, 2005   63,600   $6,000   1,276,038  $128,000   $8,808,000   $4,541,000   $(951,000)  $12,532,000
                ======   ======   =========  ========   ==========   ==========   =========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows


For the year ended June 30,                            2005          2004
                                                    ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                 $(2,300,000)  $ 2,695,000
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Equity in net loss(income) of Justice
     Investors                                       2,188,000    (3,332,000)
    Net unrealized losses(gains) on marketable
     securities                                      3,271,000      (662,000)
    Impairment loss on other investments                84,000       220,000
    Minority interest                                 (772,000)    1,003,000
    Depreciation expense                                73,000        74,000
    Changes in operating assets and liabilities:
      Investment in marketable securities           10,530,000    (3,627,000)
      Other investments                                 81,000      (850,000)
      Other assets                                    (478,000)      550,000
      Accounts payable and accrued expenses           (678,000)      257,000
      Deferred income tax                           (1,260,000)    1,160,000
      Due to securities broker                      (7,097,000)    4,367,000
      Obligations for securities sold               (3,672,000)   (2,491,000)
                                                    ----------    ----------
  Net cash used in operating activities                (30,000)     (636,000)
                                                    ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                  -       953,000
                                                    ----------    ----------
  Net cash provided by investing activities                  -       953,000
                                                    ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage payable               (31,000)      (28,000)
  Dividends paid to preferred shareholders             (52,000)      (52,000)
  Dividends paid to minority shareholders                    -      (174,000)
                                                    ----------    ----------
  Net cash used in financing activities                (83,000)     (254,000)
                                                    ----------    ----------
Net increase(decrease) in cash and cash
  equivalents                                         (113,000)       63,000

Cash and cash equivalents at beginning of period       185,000       122,000
                                                    ----------    ----------
Cash and cash equivalents at end of period         $    72,000   $   185,000
                                                    ==========    ==========
Supplemental information
  Income taxes paid, net of refunds                $     4,000   $   120,000
                                                    ==========    ==========
  Interest paid                                    $   461,000   $   533,000
                                                    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company's operations primarily consist of managing a hotel property through the interest of its 68.8%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in Justice Investors ("Justice" or the "Partnership") and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 76.5% of the voting stock of the Company.
Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.

Portsmouth's primary source of revenue is from its 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership") in which Portsmouth serves as both a general and limited partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, formerly known as the Holiday Inn Select Downtown & Spa. Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, effective June 30, 2004.

With the termination of the Hotel Lease, Justice assumed the role of an owner operator of the Hotel on July 1, 2004. On May 19, 2004, Justice entered into a third party Management Agreement with Dow Hotel Company to operate and manage the Hotel as an agent of the Partnership, effective July 1, 2004. On December 10, 2004, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") for the right to operate the Hotel as a Hilton brand hotel. Prior to operating as a Hilton, the Partnership is required to make substantial renovations to the Hotel. The Partnership elected to shut down the operations of the Hotel, effective May 31, 2005, to complete those renovations and the Hotel is expected to reopen in the early part of calendar year 2006 as the Hilton San Francisco Financial District.

During the closure of the Hotel for renovations, there will be no income from operations of the Hotel and the Partnership expects losses during that period. The Partnership also has substantial financial commitments to make the renovations to the Hotel. Justice currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. As discussed for fully in
Note 7, the Partnership obtained a $30,000,000 first mortgage loan and a $10,000,000 variable rate line of credit on July 27, 2005. The Partnership believes that these new financings will provide the resources necessary for the Partnership to complete the renovations to the Hotel required by the Hilton Franchise Agreement and meet its debt service requirements and operating capital needs through the reopening of the Hotel in the early part of 2006.

The Partnership also derives income from the lease of the garage portion of the property to Evon Corporation and from a lease of a portion of the lobby of the Hotel to Tru Spa. The Company also derives revenue from management fees from Justice for actively managing the hotel as a general partner and from the investment of its cash and securities assets.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant inter-company transactions and balances have been eliminated.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value.

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

Due to Securities Broker

Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements. These advanced funds are recorded as a liability.

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

The Company reviews its rental property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in fiscal 2005 and 2004.

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

Revenue Recognition

The major source of the Company's revenue was through its 49.8% interest in Justice Investors, a limited partnership which owns and leases a hotel in San Francisco, California in which the Company's subsidiary, Portsmouth, is both a limited and general partner. Portsmouth and the Company account for the investment under the equity method. Portsmouth records 49.8% of any loss or income from Justice Investors on a quarterly basis and this amount is disclosed on the statement of operations under equity in net income(loss) of Justice Investors.

Rental income is recognized when earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of June 30, 2005, the conversion price is below the market value of the Company's common stock, consequently, the preferred stock is considered dilutive. As of June 30, 2004, the conversion price is above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive. For the year ended June 30, 2005, the Company had a net loss, as the result, the basic and diluted earnings per share for the year ended June 30, 2005 and 2004 are the same.

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


NOTE 2 - INVESTMENT IN JUSTICE INVESTORS

One of the Company's principal sources of revenue is derived from the management of its 68.8%-owned subsidiary Portsmouth. Portsmouth has a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership") and also serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period.
The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of approximately seven to nine months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2005
                                                            ----------
Assets
Total current assets                                       $ 1,277,000
Property, plant and equipment, net of
  accumulated depreciation of $13,405,000                    5,003,000
Land                                                         1,124,000
Construction in progress                                     7,952,000
Other assets                                                   133,000
                                                            ----------
    Total assets                                           $15,489,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 4,444,000
Long term debt                                               7,131,000
Partners' capital                                            3,914,000
                                                            ----------
    Total liabilities and partners' capital                $15,489,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the year ended June 30,                    2005            2004
                                            ----------      ----------
Hotel revenue                            $  12,930,000     $         -
Hotel rent                                           -       2,617,000
Garage rent                                  1,005,000       1,274,000
Other income                                    53,000       5,477,000
Operating expenses                         (16,218,000)     (2,506,000)
Loss on disposition of assets               (1,991,000)              -
                                            ----------      ----------
Net income(loss)                         $  (4,221,000)    $ 6,862,000
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

At June 30, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:


As of June 30, 2005
                         Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $11,664,000    $ 1,952,000     ($  654,000)      $1,298,000     $12,962,000


Of the gross unrealized loss of $654,000, $311,000 of the loss is related to securities held for over one year.

As of June 30, 2005, the Company had net other investments of $1,119,000. This balance includes total other investments of $1,423,000 net an impairment loss of $304,000. The investment is presented on the balance sheet as other investments.

As of June 30, 2005, the Company had obligations for securities sold (equities short) of $2,241,000. The Company has no naked short positions.

Included in the net losses on marketable securities of $2,118,000 for the year ended June 30, 2005, are net unrealized losses of $3,271,000 and net realized gains of $1,083,000. Included in the net gains on marketable securities of $5,000,000 for the year ended June 30, 2004, are net unrealized gains of $662,000 and net realized gains of $4,338,000. There were no gross unrealized positions on any securities held which existed for more than one year.

NOTE 4 - RENTAL PROPERTIES

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California. Units are leased on a short-term basis, with no lease extending beyond one year. At June 30, 2005, rental properties included the following:

  Land                                      $ 2,430,000
  Buildings, improvements and equipment       2,566,000
  Accumulated depreciation on buildings,
    improvements and equipment                 (373,000)
                                              ---------
                                             $4,623,000
                                              =========

NOTE 5 - MORTGAGE NOTES PAYABLE

At June 30, 2005, the balance on mortgage notes payable was $2,281,000. Included in mortgage notes payable balance are two mortgages in the amounts of $1,837,000 and $444,000. The mortgages are collateralized by trust deeds on the respective apartment complexes. The interest rates on the $1,837,000 note and the $444,000 note are 7.73% and 6.45% respectively. The notes mature in October 2029 and February 2032, respectively.

The annual principal payments on the mortgages for the five-year period commencing July 1, 2005 are approximately as follows:

          Year ending June 30,
          --------------------
                   2005                 $   33,000
                   2006                     36,000
                   2007                     39,000
                   2008                     41,000
                   2009                     45,000
                   Thereafter            2,087,000
                                         ---------
                            Total       $2,281,000
                                         =========


Note 6 - PRIOR PERIOD ADJUSTMENT

The Company has recorded $482,000 of deferred taxes at June 30, 2003 to recognize the difference between the Company's book and tax basis on its investment in Justice Investors which arose before June 30, 2003 and were not previously recorded. This adjustment reduced shareholders' equity by $332,000 and minority interest by $150,000. The adjustment has no impact on the Company's previously reported statements of operations or statements of cash flows for the year ended June 30, 2004.

NOTE 7 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax benefit (expense) consists of the following:

For the year ended June 30,             2005          2004
                                     ----------    ----------
 Federal
   Current                          $         -   $   (95,000)
   Deferred                           1,712,000    (1,940,000)
                                     ----------    ----------
                                      1,712,000    (2,035,000)
                                     ----------    ----------
State
   Current                               38,000      (190,000)
   Deferred                             457,000      (524,000)
                                     ----------    ----------
                                        494,000      (714,000)
                                     ----------    ----------
                                    $ 2,207,000   $(2,749,000)
                                     ==========    ==========


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,                2005          2004
                                         ------        ------
  Statutory federal tax rate              34.0%         34.0%
  State income taxes, net of
   federal tax benefit                     5.7%          6.0%
  Other                                    2.1%          2.6%
                                         ------        ------
                                          41.8%         42.6%
                                         ======        ======


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2005 are as follows:

  Deferred tax assets
    Net operating loss carryforwards                $ 2,632,000
    Capital losses carryforwards                        374,000
    Investment loss reserves                            130,000
                                                     ----------
                                                      3,136,000
  Deferred tax liability
    Deferred gains on real estate sale                 (852,000)
    Unrealized gains on marketable securities          (468,000)
    Book/tax basis difference in the investment
     In Justice Investors                            (1,378,000)
    State taxes                                         (23,000)
                                                     ----------

  Net deferred tax asset                            $   415,000
                                                     ==========


As of June 30, 2005, the Company had net operating losses (NOL) of $6,600,000 and $4,100,000 for federal and state purposes, respectively. Of this amount, $4,000,000 and $1,700,000 can be used to offset Santa Fe's taxable income for federal and state tax purposes, respectively. The remaining $2,600,000 and $2,400,000 can be used to offset Portsmouth's taxable income for federal and state tax purposes, respectively. These carryforwards begin to expire in varying amounts through 2025.


NOTE 8 - SEGMENT INFORMATION

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

Information below represents reporting segments for the year ended June 30, 2005 and 2004. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income for investment transactions consist of net investment gains and dividend and interest income.

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2005              PROPERTIES     INVESTORS   TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------   -----------   -----------   ------------
Operating income           $   440,000   $(2,188,000) $ (1,814,000) $          -   $ (3,562,000)
Operating expenses            (147,000)            -      (587,000)            -       (734,000)
                           -----------   -----------   -----------   -----------   ------------
Income(loss) before
  mortgage interest and
  depreciation                 293,000    (2,188,000)   (2,401,000)            -     (4,296,000)

Mortgage interest expense     (201,000)            -             -             -       (201,000)
Depreciation                   (73,000)            -             -             -        (73,000)
General and administrative
  expenses                           -             -             -      (830,000)      (830,000)
Other income                         -             -             -       121,000        121,000
Income tax benefit                   -             -             -     2,207,000      2,207,000
Minority interest                    -             -             -       772,000        772,000
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $    19,000   $(2,188,000) $ (2,401,000)  $ 2,270,000   $ (2,300,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 4,623,000   $ 5,798,000  $ 13,777,000   $ 1,281,000   $ 25,479,000
                           ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                           -------------------------
YEAR ENDED                    RENTAL       JUSTICE     INVESTMENT
JUNE 30, 2004              PROPERTIES    INVESTORS    TRANSACTIONS     OTHER          TOTAL
                           -----------   -----------  ------------   -----------   ------------
Operating income           $   415,000   $ 3,332,000  $  5,343,000  $          -   $  9,090,000
Operating expenses            (168,000)            -    (1,368,000)            -     (1,536,000)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation                 247,000     3,332,000     3,975,000             -      7,554,000

Mortgage interest expense     (203,000)            -             -             -       (203,000)
Depreciation                   (74,000)            -             -             -        (74,000)
General and administrative
  expenses                           -             -             -      (888,000)      (888,000)
Other income                         -             -             -        58,000         58,000
Income tax expense                   -             -             -    (2,749,000)    (2,749,000)
Minority interest                    -             -             -    (1,003,000)    (1,003,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $   (30,000)  $ 3,332,000  $  3,975,000  $ (4,582,000)  $  2,695,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $ 4,667,000   $ 7,986,000  $ 27,740,000  $    185,000   $ 40,578,000
                           ===========   ===========   ===========   ===========   ============


NOTE 9 - SHAREHOLDERS' EQUITY

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland Village from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. For the years ended June 30, 2005 and 2004, the Company paid preferred stock dividends of $52,000 each year.


NOTE 10 - RELATED PARTY TRANSACTIONS

As of June 30, 2005, InterGroup owned approximately 71.4% of the Company's outstanding common stock and 100% of the Company's preferred stock for a total of 72.9% of all outstanding voting stock. In addition, the Chairman and Chief Executive Officer of InterGroup, who is also the Company's Chairman and Chief Executive Officer, owned approximately 4.2% of the Company's outstanding voting stock as of June 30, 2005. Effective June 30, 1998, the Company's Chairman and Chief Executive Officer entered into a voting trust agreement with InterGroup, giving InterGroup the power to vote the shares that he owns in the Company. As a result of that agreement, InterGroup has the power to vote approximately 76.9% of the voting shares of the Company.

The InterGroup Corporation allocates corporate expenses to the Company and its subsidiary based on management's estimate of the pro rata utilization of resources. During the years ended June 30, 2005 and 2004, the Company and Portsmouth made payments to InterGroup of approximately $167,000 each year for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

For the years ended June 30, 2005 and 2004, the Company paid preferred stock dividends of $52,000 each year to InterGroup.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. During the fiscal years ended June 30, 2005 and 2003, Mr. Winfield was paid performance based compensation of $618,000 and $654,000, respectively. This performance based compensation program may be further modified or terminated at the discretion of the Board.

All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

Note 11 - SUBSEQUENT EVENTS

On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
 None.


Item 8A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Except as noted below, based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

Management's Consideration of the Restatement

Management considered the impact on the Company's internal control over financial reporting of the restatement related to deferred income taxes as more fully described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB. The Company found that there were certain book and tax differences in the Company's investment in Justice Investors which were not effectively reconciled. The Company completed an assessment of materiality under Staff Accounting Bulletin ("SAB") No. 99 and as a result concluded that the restatement related to deferred income taxes was not material to the balance sheets, the statements of operations, and the statements of cash flows for the years ended June 30, 2004 and 2005. Accordingly, because management concluded that a material misstatement did not occur with respect to this matter, management has concluded that there was not a material weakness in its internal control over financial reporting as of June 30, 2005.

(b) Changes in Internal Control Over Financial Reporting.

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

Item 8B. Other Information.

None.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2005:


                                  Present
                                  Position           Director
     Name             Age      With the Company        Since       Term to Expire
--------------------------------------------------------------------------------------
John V. Winfield      58       Chairman, President     1995        2005 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      61       Director (1)(2)         1996        2005 Annual Meeting

John C. Love          64       Director (1)(2)         1998        2005 Annual Meeting

Michael G. Zybala     53       Vice President,
                               Secretary, and
                               General Counsel         N/A         N/A

David T. Nguyen       32       Treasurer and           N/A         N/A
                               Controller
---------------------------

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

John C. Love - Mr. Love was appointed a Director of the Company on March 5, 1998. Mr. Love is an international hospitality and tourism consultant and hotel broker. He was formerly a partner in the national CPA and consulting firm of Pannell Kerr Forster. Mr. Love has extensive experience in hotel development, acquisition and operations. He is chairman emeritus of Golden Gate University in San Francisco. Mr. Love is also a Director of Portsmouth, having first been appointed in March 1998, and a Director of InterGroup, having first been appointed in January 1998.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2005 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


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


Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Chief Executive Officer and any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company and its subsidiary for fiscal years ended June 30, 2005, 2004 and 2003.


                            SUMMARY COMPENSATION TABLE

                                Annual Compensation
                    ---------------------------------------------
Name and Principal                                               Other Annual
Position                       Year     Salary        Bonus      Compensation
------------------             ----     ------        -----      -------------

John V. Winfield               2005    $255,000(1)   $ 61,000(2)  $12,000(3)
Chairman, President and        2004    $240,000(1)   $618,000(2)  $12,000(3)
Chief Executive Officer        2003    $200,000(1)   $654,000(2)  $12,000(3)

Michael G. Zybala              2005    $ 63,000(4)   $  6,000           -
Vice President, Secretary,     2004    $ 63,000(4)   $      -           -
and General Counsel            2003    $ 47,000(4)   $  2,000           -
-------------------------

(1) Includes salary received from the Company's subsidiary, Portsmouth, in the amounts of $128,000, $92,000 and $77,000 for the fiscal years 2005, 2004 and 2003 respectively. Does not include compensation received from Santa Fe's parent corporation, InterGroup, of $830,000, $1,729,000 and $948,000 for fiscal years ended June 30, 2005, 2004 and 2003, respectively.

(2) Amounts shown reflect a performance bonus, approved by the disinterested members of the Board of Directors of the Company and its subsidiary Portsmouth based on the results of Mr. Winfield's management of the Company's securities portfolio for the fiscal years ended June 30, 2005, 2004 and 2003. Of the total amount of the bonus, $4,000 was paid by Portsmouth in fiscal 2005, $407,000 was paid in fiscal 2004 and $411,000 was paid for fiscal 2003.

(3) Amounts shown reflect regular annual director's fees paid by Santa Fe and Portsmouth, each in the amount of $6,000. During fiscal 2005, 2004 and 2003, the Company and Portsmouth also paid combined annual premiums of $42,500, for each respective year, for a split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

(4) Approximately $50,000, $50,000, $38,000 of Mr. Zybala's salary and bonus was allocated to Portsmouth in fiscal years 2005, 2004 and 2003, respectively. Does not include total compensation received from Santa Fe's parent corporation, InterGroup, of $23,000, $29,000 and $16,000 for fiscal years ended June 30, 2005, 2004 and 2003, respectively.

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



Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 12, 2005, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          93,058(3)                   7.9%
Allied Mutual Insurance
  Services ("AMI")
First Floor, Times Place,
45 Pall Mall
London SW1Y 5GP, UK

The InterGroup Corporation              905,064(4)                  72.9%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.2%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          954,464(5)                  76.9%
  John V. Winfield as a group
------------------------------

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,210 shares of Common Stock issued and outstanding as of September 12, 2005, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

 (3) Based on their Statement on Schedule 13D (Amendment No. 6) dated June 13, 2001, GPG and its wholly-owned subsidiary AMI claim shared power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, 93,058 shares of Santa Fe's Common Stock owned of record by AMI.

(4) InterGroup is the beneficial owner of 841,464 shares of Common Stock and 63,600 shares of convertible, voting preferred stock, which shares are entitled to vote as if converted to Common Stock.

(5) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 61.5% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.


 (b) Security Ownership of Management

The following table sets forth, as of September 12, 2005, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        954,464(3)                  76.9%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

David T. Nguyen                               0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             954,464                     76.9%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,178,210 shares of Common Stock issued and outstanding as of September 12, 2005, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

 (3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 841,464 shares of Common Stock and 63,600 shares of convertible, voting preferred stock. As the President, Chairman of the Board and a 61.5% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 3.2% shareholder of InterGroup as well as a Director thereof. John C. Love is also a Director of InterGroup and a 1.1% shareholder.


Security Ownership of Management in Subsidiary

As of September 12, 2005, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 57,600 shares are owned by Santa Fe's parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 76.7% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


(c) Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions

As of September 12, 2005, Santa Fe and InterGroup owned 76.7% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 76.9% of the voting stock of Santa Fe. All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management's estimate of the pro rata utilization of resources. During the fiscal years ended June 30, 2005 and 2004, the Company and Portsmouth made payments to InterGroup of approximately $167,000 each year, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

During each of the fiscal years 2005 and 2004, the Company paid $52,000 in preferred stock dividends to InterGroup.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. For the fiscal years ended June 30, 2005 and 2004, Mr. Winfield was paid performance based compensation of $61,000 and $618,000, respectively. This performance based compensation program may be further modified or terminated at the discretion of the Board.


In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2005 and 2004, the Company paid annual premiums of $25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2005 and 2004, Portsmouth paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

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


 (b) Reports on Form 8-K
     -------------------

No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.


 (c) Financial Statements and Schedules Required by Regulation S-X

The following financial statements of Justice Investors are included in
Item 13:
                                                              PAGE
                                                              ----
(1) Report on Audit of Financial Statements of
    Justice Investors for the six months ended June 30, 2005 with the consolidated totals for the year ended December 31, 2004:

Report of Independent Registered Public                        F-1
  Accounting Firm dated August 1, 2005

Consolidating Balance Sheets - June 30, 2005 and               F-2
  December 31, 2004

Consolidating Statements of Income and Partners'               F-3
  Capital - six months ended June 30, 2005 and year ended December 31, 2004

Consolidating Statement of Cash Flow - six months              F-4
  ended June 30, 2005 and year ended December 30, 2004

Notes to the Consolidating Financial Statements                F-5

Supplemental Schedules                                         F-17


(2) Report on Audits of Financial Statements of
    Justice Investors for the years ended December 31, 2003 and December 31, 2002:

Independent Auditor's Report Dated January 27, 2004            F-21

Balance Sheets -- December 31, 2003 and 2002                   F-22

Statements of Income and Partners' Capital - Years             F-23
  Ended December 31, 2003 and 2002

Statements of Cash Flows - Years Ended                         F-24
  December 31, 2003 and 2002

Notes to the Financial Statements                              F-25

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2005 and 2004 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:


                                            Fiscal Year
                                       --------------------
                                         2005        2004
                                       --------    --------
        Audit Fees                     $ 99,000    $ 81,000
        Audit-Related Fees             $      -    $      -
        Tax Fees                       $      -    $      -
        All Other Fees                 $      -    $      -


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

                                               SANTA FE FINANCIAL CORPORATION
                                                        (Registrant)

Date: October 17, 2005                        by /s/ John V. Winfield
      ----------------                           ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: October 17, 2005                        by /s/ Michael G. Zybala
      ----------------                           ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: October 17, 2005                        by /s/ David T. Nguyen
      ----------------                           ---------------------------
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


Date: October 17, 2005                /s/ John V. Winfield
      ----------------                ---------------------------------------
                                      John V. Winfield, Chairman of the Board


Date: October 17, 2005                /s/ John C. Love
      ----------------                ---------------------------------------
                                      John C. Love
                                      Director

Date: October 17, 2005                /s/ William J. Nance
      ----------------                ---------------------------------------
                                      William J. Nance,
                                      Director

                    REPORT OF INDEPENDENT REGISTERED
                       PUBLIC ACCOUNTING FIRM

To the Partners
Justice Investors
San Francisco, California

We have audited the accompanying consolidating balance sheet of Justice Investors (a limited partnership) as of June 30, 2005, and December 31, 2004, and the related consolidating statements of income, partners' capital and cash flows for the six months ended June 30, 2005 and twelve-month ended December 31, 2004. These consolidating financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidating financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidating financial statements referred to above present fairly, in all material respects, the consolidating financial position of Justice Investors (a limited partnership) as of June 30, 2005, and December 31, 2004 and the results of its operations and its cash flows for the six months ended June 30, 2005 and the twelve-months ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the consolidating financial statements taken as a whole. The information in
Schedule I-IV is presented for purposes of additional analysis of the consolidating financial statements and is not required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the consolidating financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidating financial statements taken as a whole.

As discussed in Note 1 and 12 to the financial statements, on May 31, 2005, the Partnership closed down and suspended the Hotel operations during reconstruction of the Hotel. It was anticipated that the Hotel would reopen promptly after renovations were completed.


/S/ Burr, Pilger & Mayer LLP

San Francisco, California
August 1, 2005, except for Note 10,
 as to which date is August 12, 2005

                                JUSTICE INVESTORS
                          (a limited partnership)
                        CONSOLIDATING BALANCE SHEET
                              June 30, 2005
               with consolidating totals for December 31, 2004

                                                          2005                             2004
                                       ---------------------------------------------    ---------
                                                                Elimi-     Consoli-      Consoli-
               ASSETS                   Justice      Hotel     nations      dated         dated
                                       ---------   ---------  ---------    ---------    ----------
Current assets:
 Cash                                $     7,249  $182,341  $         -  $   189,590   $ 4,580,284
 Accounts receivable (net of
   allowance for doubtful accounts
   of $19,084)                                 -    57,524            -       57,524       604,418
 Rents receivable garage-related
   party                                  62,248         -            -       62,248        76,746
 Rents receivable-other                    6,151         -            -        6,151        26,999
 Inventory                                     -     2,294            -        2,294         1,059
 Prepaid Expenses                        859,708    67,397            -      927,105       219,648
 Deposits                                      -    31,675            -       31,675        31,675
 Advances to hotel                     1,797,813         -   (1,797,813)           -             -
                                      ----------   -------   ----------   ----------    ----------
      Total current assets             2,733,169   341,231   (1,797,813)   1,276,587     5,540,829
                                      ----------   -------   -----------  ----------    ----------
Property and equipment:
 Furniture and equipment (net of         857,530         -            -      857,530       859,352
   accumulated depreciation of
   $331,160 at June 30, 2005 and
   $244,721 at December 31, 2004)
 Building and improvements (net of     4,145,802         -            -    4,145,802     6,232,536
   accumulated depreciation of
   $13,073,705 at June 30, 2005 and
   $13,242,650 at December 31, 2004)
 Construction in progress              7,693,859         -       258,501   7,952,360       646,722
 Land                                  1,124,128         -             -   1,124,128     1,124,128
                                      ----------   -------   -----------  ----------    ----------
      Total property and equipment    13,821,319         -       258,501  14,079,820     8,862,738
                                      ----------   -------   -----------  ----------    ----------
Other assets, net                        133,141         -             -     133,141       106,283
                                     $16,687,629  $341,231  $(1,539,312) $15,489,548   $14,509,850
                                      ==========   =======   ===========  ==========    ==========

 LIABILITIES AND PARTNERS CAPITAL

Current liabilities:
 Trade accounts payable and          $ 3,707,690  $640,335            -  $ 4,348,025   $ 1,893,854
   accrued expenses
 Advance deposits                              -         -            -            -        15,497
 Rent received in advance                  2,183         -            -        2,183             -
 Accrued repositioning fee                61,111         -            -       61,111             -
 Due to management company                     -    15,000            -       15,000        15,715
                                      ----------   -------   ----------   ----------    ----------
      Total current liabilities        3,770,984   655,335            -    4,426,319     1,925,066
                                      ----------   -------   ----------   ----------    ----------
Long-term debt                         7,131,323         -            -    7,131,323     4,779,713
Other long-term liabilities-deposit       17,781         -            -       19,781        35,000
                                      ----------   -------   ----------   ----------    ----------
      Total long-term liabilities      7,149,104         -            -    7,149,104     4,814,713
                                      ----------   -------   ----------   ----------    ----------
      Total Liabilities               10,920,088   655,355            -   11,575,423     6,739,779
Partners' capital                      5,767,541  (314,104) $(1,539,312)   3,914,125     7,770,071
                                      ----------   -------   ----------   ----------    ----------
                                     $16,687,629  $341,231  $(1,539,312) $15,489,548   $14,509,850
                                      ==========   =======   ==========   ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                                JUSTICE INVESTORS
                          (a limited partnership)
            CONSOLIDATING STATEMENT OF INCOME AND PARTNERS' CAPITAL
                   for the six months ended June 30, 2005
               with consolidating totals for December 31, 2004

                                                          2005                             2004
                                       ---------------------------------------------   ----------
                                                                Elimi-     Consoli-      Consoli-
                                        Justice      Hotel     nations      dated         dated
                                       ---------   ---------  ---------    ---------    ----------
Operating revenue:
 Rent-garage-related party            $  455,279  $        -  $        -  $  455,279  $ 1,150,709
 Rent-other                               98,301           -           -      98,301      176,539
 Rent-hotel                                    -           -           -           -    1,367,086
 Room revenue                                  -   4,502,233           -   4,502,233    6,745,744
 Food and beverage revenue                     -     494,288           -     494,288      926,827
 Other operating departments                   -     127,289           -     127,289      133,344
                                       ---------   ---------   ---------   ---------   ----------
      Total operating revenue            553,580   5,123,810           -   5,677,390   10,500,249
                                       ---------   ---------   ---------  ----------   ----------
Operating expenses:
 Rooms                                         -   2,478,882           -   2,478,882    2,938,186
 Food and beverage                             -     919,644           -     919,644    1,157,423
 Other operating departments                   -     162,871           -     162,871      188,948
 Depreciation and amortization           305,497           -           -     305,497      572,434
 Lease commission                              -           -           -           -       13,477
 Property taxes                           23,077     137,498           -     160,575      194,636
 General and administrative              642,810     791,048           -   1,433,858    2,317,437
 Credit card commissions                       -      89,328           -      89,328      122,626
 Advertising and sales                         -     396,588           -     396,588      451,158
 Utilities                                     -     333,969           -     333,969      491,842
 Repairs and maintenance                       -     473,903           -     493,903      579,452
 Franchise fees                                -     296,728           -     296,728      438,473
 Management fees                               -     104,477           -     104,477      136,659
 Insurance expense                             -     372,678           -     372,678      369,973
 CEP fee                                       -     102,260    (102,260)          -            -
 Miscellaneous                                 -      13,005           -      13,005       22,664
                                       ---------   ---------   ---------  ----------   ----------
      Total operating expenses           971,384   6,672,879    (102,260)  7,542,003    9,995,388
                                       ---------   ---------   ---------  ----------   ----------
Other income (expense):
 Lease termination settlement income           -           -           -           -    5,000,000
 Write-off of deferred lease costs             -           -           -           -       (7,754)
 Loss on disposition of assets  -
   From 1997 and 2003                 (1,920,139)          -           -  (1,920,139)           -
 Chinese Culture lease expense           (38,633)          -                 (38,633)           -
 Interest expense                        (40,914)          -           -     (40,914)    (166,583)
 Interest income                           8,353           -           -       8,353       35,312
                                      ----------   ---------   ---------  ----------    ---------
      Total other (expense) income    (1,991,333)          -           -  (1,991,333)   4,860,975
                                      ----------   ---------   ---------  ----------   ----------
      Net (loss) income               (2,409,137) (1,549,069)    102,260  (3,855,946)   5,365,836

Capital at beginning of period-
  January 1, 2005 and 2004             8,176,678    (170,896)   (235,711)  7,770,071    3,042,635
Contributions                                  -   1,405,861  (1,405,861)          -            -
Less distributions                             -           -           -           -     (638,400)
                                       ---------   ---------   ---------   ---------   ----------
Capital at end of period-June 30,
 2005 and December 31, 2004           $5,767,541  $ (314,104) $(1,539,312) $3,914,125  $7,770,071
                                       =========   =========   ==========   =========   =========


  The accompanying notes are an integral part of these financial statements.

                                JUSTICE INVESTORS
                          (a limited partnership)
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                   for the six months ended June 30, 2005
               with consolidating totals for December 31, 2004

                                                          2005                             2004
                                    ------------------------------------------------   ----------
                                                                Elimi-     Consoli-      Consoli-
                                     Justice       Hotel       nations      dated         dated
                                    ----------   ----------   ---------   ----------    ----------
Cash flows from operating
   activities:
 Net (loss) income                 $(2,409,137) $(1,549,069) $  102,260  $(3,855,946)  $5,365,836
 Adjustments to reconcile net
   (loss) income to net cash
   provided by (used in)
   operating activities:
  Allowance for doubtful accounts            -      (12,544)          -      (12,544)      19,084
  Depreciation and amortization        302,355            -           -      302,355      572,434
  Loss on disposition of assets      1,920,139            -           -    1,920,139            -
  Write-off of lease costs                   -            -           -            -        7,754
 Changes in operating assets
   and liabilities:
  Decrease in rents receivable          35,346            -           -       31,530            -
  Decrease (increase) in accounts
   receivable                                -      559,438           -      559,438     (623,502)
  Decrease in accounts receivable
   -Justice                                  -       31,530           -       31,530            -
  Increase in advances to Hotel     (1,467,084)           -   1,467,084            -            -
  Decrease (increase) in
   prepaid expenses                   (829,153)     121,696           -     (707,457)    (219,648)
  Decrease(increase) in inventory            -       59,988     (61,223)      (1,235)      (1,059)
  Increase in deposits                       -            -           -            -      (31,675)
  Increase on other assets             (26,858)           -           -      (26,858)           -
  Increase(decrease) in trade
   accounts payable and
   accrued expenses                  3,385,806     (963,165)          -    2,422,641    1,513,669
  Decrease in rents received
   in advance                                -            -           -            -      (19,592)
  Increase in due to owner                   -      (17,967)     17,967            -            -
  Decrease in due to management              -         (715)          -         (715)      15,715
  Increase in deposits received         43,892            -           -       43,892       35,000
  Decrease in due to partner                 -      (15,497)          -      (15,497)      15,497
  Increase in rents in advance           2,183            -           -        2,183            -
                                    ----------   ----------   ---------   ----------    ---------
   Net cash provided (used in)
    by operating activities            957,489   (1,786,305)  1,526,088      697,272    6,716,086
                                    ----------   ----------   ---------   ----------    ---------
Cash flows from investing
   activities:
  Purchase of property and
   equipment and construction
   in progress                      (7,317,066)           -    (138,800)  (7,455,866)  (2,374,915)
  Proceeds from sale of assets          16,290            -           -       16,290            -
                                    ----------    ---------   ---------   ----------   ----------
   Net cash used in investment
    activities                      (7,300,776)           -    (138,800)  (7,455,866)  (2,374,915)
                                    ----------    ---------   ---------   ----------   ----------

Cash flows from financing
   activities:
 Contributions                               -    1,405,861  (1,405,861)           -            -
 Net proceeds on long-term debt      2,351,610            -           -    2,351,610      877,513
 Distributions to partners                   -            -           -            -     (638,400)
                                    ----------   ----------   ---------   ----------  -----------
   Net cash used in financing
    activities                       2,351,610    1,405,861  (1,405,861)   2,351,610      239,113
                                    ----------   ----------  ----------   ----------  -----------
   Net (decrease) increase
    in cash                         (3,991,677)    (380,444)    (18,573)  (4,390,694)   4,580,284
Cash at beginning of year            3,998,926      562,785      18,573    4,580,284            -
                                    ----------   ----------   ---------   ----------    ---------
Cash at end of year                $     7,249  $   182,341  $        -  $   189,590   $4,580,284
                                    ==========   ==========   =========   ==========    =========
Supplemental disclosures of
   cash flows information-
   cash paid during the year for:

 Interest                          $    18,414  $         -  $        -  $    18,414   $  161,927
                                    ==========   ==========   =========   ==========    =========
 Franchise taxes                   $       800  $         -  $        -  $       800   $      800
                                    ==========   ==========   =========   ==========    =========


  The accompanying notes are an integral part of these financial statements.

                              JUSTICE INVESTORS
                           (a limited partnership)
                 Notes to the Consolidating Financial Statements

1.  Organization

Justice Investors, a Limited Partnership (the Partnership), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of hotel and related facilities. The leases became effective during 1970 upon completion of the Hotel and parking garage. The Hotel property was leased to Felcor Lodging Trust, Inc. (Felcor). The Partnership leases the parking garage to Evon Garage Corporation (Evon), the managing general partner. The parking garage lease provides for payments of certain percentages of parking receipts through November 30, 2010. The Partnership leases space to Tru Spa. The spa lease provides for minimum and additional rent payments every month through May 31, 2013.

In the later part of fiscal 2003, Justice Investors conducted a comprehensive physical inspection of the Hotel as permitted by the terms of the lease. In July 2003, Justice delivered to the Hotel lessee, Felcor Lodging Trust, Inc. (Felcor) and Holiday Inn, the manager of the Hotel a notice citing certain deficiencies in the physical condition of the Hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the lease deferred maintenance and repairs provisions.

During 2004, the Partnership settled its disputes with Felcor and Holiday Inn regarding the deferred maintenance and repairs. The Partnership received a settlement payment of $5,000,000 in 2004, which is included in miscellaneous income in the accompanying income statement. Also, in connection with the settlement, Holiday Inn was terminated as the manager of the Hotel and the Hotel lease was terminated effective June 30, 2004.

Effective July 1, 2004, Dow Hotel Company replaced Holiday Inn as the management company of the Hotel and assumed control of the Hotel's day-to-day operations. Prior to July 1, 2004 Justice recorded the rent payment of $1,250,000 from Felcor as revenue. As result of the termination of the lease with Felcor and the change in management company to Dow Hotel Company there will be no more rent payments as of July 1, 2004. The operations of the Hotel are now recorded as part of the Partnership's operations. The Hotel operations and Justice's operations will be shown separately in the financial statements and will be consolidated.

The Partnership entered into a short term franchise agreement with Holiday Hospitality Franchising, Inc. to continue to utilize the Holiday Inn brand
(flag) until such time as they bring in a replacement flag.

In order to bring in a new flag the Partnership must commit to renovate and reposition the Hotel. During December 2004, the Partnership entered into a franchise agreement (the Hilton agreement) with the Hilton Hotels Corporation (Hilton). Prior to operating the Hotel as a Hilton Hotel, the Partnership is required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards established by Hilton and generally applicable to the Hotel. The Partnership estimates that the cost of the renovations will be approximately $33 million. This amount includes $28 million for actual cost of renovation and $5 million for construction interest and estimated carrying costs of operations. The Hilton agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The Hilton agreement has a term of 15 years commencing on the opening date, with an option to extend the Hilton agreement for another five years, subject to certain conditions.

                                Continued

                              JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


1.  Organization, continued

The Partnership considered the benefits and detriments of closing the Hotel during reconstruction. The Partnership considered the increased cost of reconstruction while maintaining operations as opposed to the generation of income during reconstruction; the anticipated timing of reconstruction while the Hotel was opened as opposed to closed; the potential liability facing the Hotel during construction; the advice of the management company of the Hotel; issues involved in attempting to maintain satisfactory guest services during the renovation; health and safety concerns relating to construction activities including the result of an asbestos remediation; issues involved in the health and safety of Hotel workers; the anticipated lessened duration of the completion of the renovation work if the Hotel was totally shut down versus keeping it opened; and other factors. Based on the presentations made and the considerations undertaken by the Partnership, the Partnership determined that it would be in its best interests to suspend Hotel operations during reconstruction of the Hotel. The Hotel portion of the property is temporarily closed for the renovations and it is anticipated that the Hotel will reopen as the "Hilton San Francisco Financial District" during the first part of 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, have remained open during the renovation work.


2.  Summary of Significant Accounting Policies

Basis of Consolidation

The consolidating financial statements include the consolidated accounts of the Hotel operations and Justice. All inter-company transactions and accounts have been eliminated in consolidation.

Allocations

Net profits, losses and cash flows from operations are to be allocated among the Partners in proportion to their respective Partnership interests.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Partnership carries its accounts receivable at cost less an allowance for doubtful accounts which is based on management's assessment of the collectibility of accounts receivable. The Partnership extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The allowance for doubtful account policy is 20% of 60-day accounts; 75% of 90-day accounts; 100% of over 90-day accounts.

                                 Continued

                             JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


2.  Summary of Significant Accounting Policies, continued

Rents Receivable

Management believes that all rents receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded as of June 30, 2005 and December 31, 2004.

Inventory

Food and Beverage inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost. Building improvements are being depreciated on a straight-line basis over their useful lives ranging from 5 to 39 years. Furniture, fixtures, and equipment are being depreciated on a straight-line basis over their useful lives ranging from 5 to 7 years.

Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized. The cost of assets sold or retired, and the related accumulated depreciation or amortizations are removed from the accounts; any resulting gain or loss is included in operations.

Construction in Progress

Construction in progress at June 30, 2005 and December 31, 2005 consisted of accumulated incurred costs for the renovation of the Hotel. These costs are part of the repositioning of the Hotel and will be placed in service once the Hotel is rebranded as a Hilton Hotel.

Capitalized interest

The partnership capitalizes interest as a component of construction in progress held in fixed assets. For the six months ended June 30, 2005 total interest expense incurred was $133,055. Of these amounts $92,141 were capitalized in 2005, and the remainder was expensed. For the twelve months ended December 31, 2004 the total interest expense incurred was $166,583 and no interest was capitalized.

Other Assets

Loan fees are stated at cost and amortized over the two-year term of the loan using the straight-line method. Deferred lease costs were written off in 2004. Included in the other assets are franchise fees of $100,000 that were paid to the Hilton during 2004. This will be amortized once the Hotel operates as a Hilton using the straight-line method over the 15 years term of the Hilton agreement.

                                 Continued

                             JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


2.  Summary of Significant Accounting Policies, continued

Trade Accounts Payable

The Partnership's banking system provides for the daily replenishment of bank accounts from the line of credit as checks are presented. Accordingly, included in trade accounts payable at June 30, 2005 and December 31, 2004 is $1,767,914 and $63,329, respectively, representing the excess of outstanding checks over cash on deposit at the bank upon which the checks were drawn.

Revenue Recognition

Justice. The Partnership recognizes rental income over the lease term as it becomes receivable according to the provisions of the leases. The leases contain provisions for base rent plus a percentage of the lessees' revenues. See Note 4-Leasing Arrangements.

Hotel. Revenues are recognized as earned. Earned is generally defined as the date upon which a guest occupies a room and/or utilizes the Hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the Hotel's results of operations.

Advertising Costs
Advertising costs are expensed as incurred. The advertising costs were $32,170 and $81,224 for the six months ended June 30, 2005 and the twelve months ended December 31, 2004, respectively.

Income Tax
No income taxes have been provided in the accompanying financial statements since the Partnership profits and losses are reportable by the partners on their individual income tax returns. Cash paid during the year for the taxes represents the California minimum tax due for limited partnerships.

Fair Value of Financial Instruments
The Partnership's financial instruments are cash, accounts receivable, rents receivable, inventories, prepaid expenses, accounts payable, accrued expenses and long-term debt. The recorded values of cash, accounts receivable, rents receivable, inventories, prepaid expenses, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded value of long-term debt approximates the fair value at June 30, 2005 and December 31, 2004 as the related interest rate is in line with market rates.

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

                                 Continued

                             JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


3.  Long-Term Debt

The Partnership had a $4,470,275 revolving line of credit agreement with a bank. During January 2004, the line of credit was replaced by a new line of credit of $7,500,000 with another bank. This line of credit will expire on February 1, 2006. The line of credit is collateralized by the first deed of trust on the Hotel land and property and the Partnership's interest in the Hotel and garage leases. The interest rate on the line of credit is variable and is subject to change from time to time based on changes in an index that is the Bank's prime rate (the Index). The outstanding balance under the agreement at June 30, 2005 and December 31, 2004 was $5,131,353 and $4,779,713,
respectively. The balances were accruing interest at 6.25% and 4.35% at June 30, 2005 and December 31, 2004, respectively.

The Partnership was not in compliance with one of its loan covenants as of June 30, 2005 and December 31, 2004. The Partnership received a waiver with respect to the violation of the covenant.

On June 27, 2005, the Partnership also obtained a $2,000,000 Revolving Line of Credit (LOC) from United Commercial Bank. The line of credit expires July 31, 2005 at an annual interest rate equal to the either The Wall Street Journal Prime Rate or LIBOR plus 2%, as selected by the Partnership, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. The outstanding line of credit at June 30, 2005 was $1,999,970. The balance was accruing interest at 6.25% at June 30, 2005.

Subsequent to June 30, 2005 both these line of credits were refinanced and replaced by a new loan and line of credit. See Note 11, Subsequent Events, Long-Term Debt.


4.  Leasing Arrangements

The Partnership leased the Hotel to Felcor, and leases the parking garage to Evon and spa facilities to Tru Spa.

In conjunction with settling amounts due from Felcor to the Partnership, the Hotel lease with Felcor was terminated effective June 30, 2004. The lease provided for minimum monthly payments of $208,333 plus an additional percentage rent. Prior to the termination, Felcor advised the Partnership that it did not intend to exercise its option to extend the Hotel lease for an additional period of five years, citing as its reasons substantial losses Felcor had incurred under the Hotel lease in guaranteeing a minimum $2.5 million yearly (discussed below) in lease payments to the Partnership. Given the recent poor performance of Felcor under the Hotel lease, the Partnership Management unanimously determined that it was in the Partnership's best interest to agree to the lease termination. The percentage rent was based on the greater of (a) 20% of the gross room revenue of the lessee or (b) $2,500,000 plus 50% of the lessee's cash available. Cash available was defined as the gross room revenue plus other revenue less operating expenses of the lessee less the base rent of $ 2,500,000 less $1,250,000. Rents due under the 20% of gross room revenue provision were payable monthly and were calculated based on cumulative gross room revenues on a calendar basis. Rents due under the 50% of cash available provision were payable annually in December. Justice received $1,250,000 as base rent and $117,086 as additional rent from Felcor for the Hotel for the period January through June 2004.

                                 Continued

                              JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


4.  Leasing Arrangements, continued

The parking garage lease with Evon provides for minimum monthly payments of $19,764 plus an additional percentage rent. The percentage rent is based on 60% of the gross parking revenues and is due monthly. Additional garage percentage rent received during for the six months ended June 30, 2005 and the twelve months ended December 31, 2004 was $336,695 and $913,541, respectively. See Note 11, Subsequent events, Leasing Arrangements.

The Partnership entered into a lease agreement with Tru Spa for the spa facilities in July 1, 2002. The scheduled commencement was May 1, 2003 and the lease expires on May 31, 2013. The lease was amended and the amended commencement date was June 1, 2003. The minimum rent payments are $11,667 per month from June to December 31, 2005 and from January 2006 and on every third year thereafter, it is the minimum rent plus the percentage increase in the Consumer Price Index multiplied by the minimum rent. There is additional rent of $2,072 per month that is payable on the same terms as the minimum rent. Per the lease agreement the minimum rent and other charges payable during the first ninety days of the first lease year shall be deferred. Beginning on the thirteenth calendar month following such ninety-day period (September 2004), and continuing for eleven consecutive months thereafter, Tru Spa shall add one-twelfth of the deferred rent to the minimum rent due hereunder. Included in the rent receivable at June 30, 2005 and December 31, 2004 is $6,151 and $26,759 that reflects the receivable for deferred rent. As a result of the renovations, the lease was amended and the partnership shall apply the security deposit of $35,000 as follows: $17,219 as rent for June 2005, $17,219 as rent for July 2005 and $562 as rent for August 2005.

Minimum future rentals to be received under existing noncancelable operating leases as of June 30, 2005 for each of the next five years and in the aggregate are:

                                      Garage       Spa         Total
                                    ----------  ----------  ----------
    Six months ending June 30:
             2006                   $  237,168  $  165,000  $  402,168
             2007                      237,168     165,000     402,168
             2008                      237,168     165,000     402,168
             2009                      237,168     165,000     402,168
             2010                      237,168     165,000     402,168
             Thereafter                 98,820     481,250     580,070
                                     ---------   ---------   ---------
                                    $1,284,660  $1,306,250  $2,590,910

5.  Management Agreement

The Partnership entered into a new management contract with Dow Hotel Company
(Dow) on May 19, 2004. Justice authorized and contracted Dow to operate and manage the Hotel as its agent. Dow shall operate and manage the Hotel. The management contract with Dow is effective July 1, 2004 and shall continue for an aggregate term of ten years, unless the agreement is extended or earlier terminated as provided by the contract.

                                 Continued

                             JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


5.  Management Agreement, continued

The base management fees are calculated as 2.5% of gross operating revenues for the fiscal year. Of that amount, 1.75% of the gross operating revenue for an accounting period shall be paid on or before the 17 days after the month-end of that accounting period and the balance of 0.75% of the gross operating revenues shall be deferred, subordinated, and paid only to the extent that the partially adjusted net operating income (NOI) for the fiscal year exceeds the amount of the owner's return ($7 million) for the fiscal year and the Partnership has received from the distributions of NOI for the fiscal year an amount equal to or greater than its owner's return for such fiscal year. The NOI did not exceed the required amount and the management fee was not payable for the six months ended June 30, 2005 and twelve months ended December 31, 2004.

Subject to the limitation of the total management fee, Dow shall be entitled to an incentive management fee equal to (i) 5% of the first two million dollars of fully adjusted NOI for that fiscal year, plus (ii) 10% of the next two million dollars of the fully adjusted NOI, plus (iii) 15% of the amount by which the fully adjusted NOI for that fiscal year exceeds four million. For any partial year, the dollar amounts shall be prorated; provided that the aggregate management fee payable (consisting of the base management fee and incentive management fee) for the each fiscal year shall not exceed 4% of the gross revenue of the Hotel for that fiscal year.

Management fees for the six months ended June 30, 2005 and the twelve months ended December 31, 2004, were $104,477 and $136,659 and no incentive management fees were earned in for the six months ended June 30, 2005 and twelve months ended December 31, 2004. At December 31, 2004, management fees payable to Dow were $15,715. There were no fees payable to Dow at June 30, 2005.


6.  Related Party Transactions

During the twelve months ended December 31, 2004, the Partnership incurred expenses for legal services of $2,114 which were rendered by a limited partner.

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel and is affiliated with one of the directors of a substantial shareholder of Evon Corporation, the managing general partner of the Partnership. The contractor is also a board member of Evon Corporation. At June 30, 2005 and December 31, 2004 there was $706,813 and $9,360, respectively payable to the contractor. Included in the construction in progress at June 30, 2005 and December 31, 2004 were $1,170,889 and $9,360, respectively for services performed by the contractor. The related party contractor fee to the Partnership for the renovation is competitive.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $455,279 and $1,150,709 during the six months ended June 30, 2005 and the twelve months ended December 31, 2004, respectively, under the terms of the lease agreement. See Note 4-Leasing Arrangements. Rents receivable from Evon at June 30, 2005 and December 31, 2004 were $62,248 and $76,986, respectively.

                                  Continued

                             JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


7.  Concentration of Credit Risk

Rental Revenue and Receivables

The Partnership earns rental revenues under two operating leases; see Note 4-Leasing Arrangements. The Partnership received 100% of its revenue related to the parking garage from Evon and 100% of its revenue related to the spa from Tru Spa.

Hotel Revenue and Receivables
The Hotel's major customers are travel agents and airlines, and at June 30, 2005 they make up 100% of the accounts receivable. At December 31, 2004 they make up about 86% of accounts receivable. The Hotel had four customers who accounted for 48% of accounts receivable at June 30, 2005 and two customers who accounted for 24% of Hotel revenue for the six months then ended. The Hotel had two customers who accounted for 68% of accounts receivable at December 31, 2004 and two customers who accounted for 17% of Hotel revenue for the year then ended.

Cash and Cash Equivalents
The Partnership maintains most of its cash balances at one financial institution. The Federal Deposit Insurance Corporation insures balances up to $100,000 in the aggregate per depositor. At June 30, 2005 and December 31, 2004, the Partnership held cash balances in excess of the FDIC limit in the amount of $225,482 and $5,017,426, respectively.


8.  Commitments

Administrative Fees-General Partners
The Partnership has entered into an agreement with its two general partners, Evon and Portsmouth Square, Inc. (Portsmouth) to compensate them for services provided to the Partnership. Portsmouth has a 49.8% limited partnership interest in the Partnership. In order to plan, implement and administer the repositioning and major changes in the operations of the Hotel (renovations) it will be necessary for Evon and Portsmouth to devote substantial time, expertise and effort in the renovation and in managing Justice's assets. On July 16, 2004 the Partnership amended the General Partner Compensation Agreement with an effective date of May 31, 2004. This was done to provide adequate compensation to Evon and Portsmouth and provide incentives to the general partners to encourage excellence in the performance of their responsibilities.

Prior to amendment, the administrative fees were 3% of the first $10,000,000 of gross rents. Of the first $150,000 payable, eighty percent was due to Evon and twenty percent was due to Portsmouth. Any compensation in excess of $150,000 was split equally between Evon and Portsmouth. The agreement provided for monthly minimum administrative fees payable of $10,000 to Evon and $2,500 to Portsmouth.

                                  Continued

                             JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


8.  Commitments, continued

Administrative Fees-General Partners, continued

There were special provisions in the agreement for the base compensation for the year ended 2004. Commencing on the effective date and continuing through and including December 31, 2004, the base compensation shall be paid in the sum of $153,125 -(80% or $122,500 to Evon and 20% or $30,625 to Portsmouth). After
2004, the administrative fees will be 1.5% of gross revenue payable in twelve equal monthly installments, with the repayment of excess estimated installments within 30 days after year-end. The base compensation shall not be less than the minimum annual base compensation of $262,500 nor shall it be greater than the maximum annual base compensation. The partners will also be paid an incentive compensation based upon 5% of NOI of Justice in excess of $7,000,000 (50% Evon; 50% Portsmouth).

The base administrative fees paid to Evon and Portsmouth for six months ended June 30, 2005 and the twelve months ended December 31, 2004 are as follows:

                                            2005         2004
                                            ----         ----
        Evon-prior to amendment                 -     $ 50,000
        Evon                             $105,000      122,500
        Portsmouth-prior to amendment           -       12,500
        Portsmouth                         26,250       30,625
                                          -------      -------
                                         $131,250     $215,625

There were no administrative fees payable to the partners as of June 30, 2005 and December 31, 2004 and no incentive management fees were paid in for the six months ended June 30, 2005 and December 31, 2004.

Repositioning Fees-General Partners

Pursuant to the General Partner Compensation Agreement, the partners shall also be paid a repositioning fee in the sum of $275,000 as compensation for the services rendered to Justice with respect to the repositioning of the Hotel. Repositioning fees of $137,500 each are payable to Evon and Portsmouth. The fees are payable in two installments of $68,750, the first installment within ten days of the execution of this agreement. The second will be payable at the time that the renovation is determined in the reasonable discretion of the general partners to have been substantiality completed. The repositioning fees to the general partners for the six months ended June 30, 2005 and the twelve months ended December 31, 2004 were $92,736 and $106,944, respectively. At June 30, 2005 there was a payable of $61,111 for repositioning fees and at December 31, 2004 there were prepaid repositioning fees of $30,555.

                                 Continued

                             JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


8.  Commitments, continued

Franchise Agreements.

Holiday Hospitality Franchising, Inc. Total franchise cost incurred by the Partnership for the six months ended June 30, 2005 and twelve months ended December 31, 2004 was $296,728 and $438,473. The Partnership pay monthly royalties, marketing and reservations fees of 5%, 1.5%, and 1%, respectively, of the Hotel's gross room revenue for the preceding calendar month. This franchise agreement ended on May 30, 2005 when the hotel was closed for renovation project and the agreement will be replaced by the Franchise agreement with the Hilton Hotels Corporation.

Hilton Hotels Corporation. The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The terms of the License agreement would commence upon final approval of application and the completion of the approved product improvement plan. The commence date of operations as a Hilton hotel can be no later than June 1, 2006. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions. Beginning on the opening date, the Partnership will pay monthly royalty fees of four percent of the Hotel's gross room revenue for the preceding calendar month. The amount of the monthly fee is subject to change; however the increase can not exceed one percent of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fee will not exceed five percent of gross room revenue.

Hotel Company contractual agreement

Dow, contracted by the partnership and acting as an agent for the Hotel, entered into a memorandum of understanding with UNITE HERE (union of hotel employees) on June 27, 2005 whereas the employer (Dow) agrees to extend recall rights to all active employees employed by the Hotel as of the closure of May 31, 2005. Recall rights shall be extended for the period of closure, even if the Hotel is close beyond twelve months. Recall rights shall be offered by certified mail at least ten days prior to the first day of work and employees will have five days to respond by certified mail or in person to the Hotel. Dow will also provide extended Health and Welfare Contributions. In the month following the closure of the Hotel (June 2005), the employer will make contributions to all funds, based upon hours worked in the prior month per normal contribution rules and practices. In the second month following the closure, the employer will make a monthly contribution, but only to the Health and Welfare fund for all laid off employees and regardless of hours and shifts worked. This is intended to provide Health and Welfare eligibility only, for laid off employees through the end of August. All Health and Welfare benefit coverage will cease September 1, 2005.

                                  Continued

                             JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


9.  Arbitration Settlement

During 2004, the Partnership settled a dispute with Felcor, the Hotel lessee, related to an obligation of Felcor to repair existing deficiencies in the window system, and certain existing cracks, spalling, and porosity conditions in the concrete. The Partnership received a settlement payment of $5,000,000 in 2004 plus base rent of $1,875,000 in 2004. The settlement payment is included in miscellaneous income in the accompanying income statement.

10.  Renovation and Construction Commitments

At August 12, 2005, the Partnership has various contracts outstanding with third parties in connection with the renovation of the Hotel. The following is a schedule of the contractual and purchase obligations for the minimum payments required under the contracts for 2005:

                  Contractual obligations      $12,484,301
                  Purchase obligations           6,839,493
                                                ----------
                                               $19,323,794
                                                ==========

There were no obligations subsequent to 2005.

11.  Subsequent Events

Long-Term Debt

On July 27, 2005, the Partnership, entered into a first mortgage loan (the
Loan) with The Prudential Insurance Company of America (Prudential) in a principal amount of $30,000,000. The term of the loan is for 120 months at a fixed interest rate of 5.22% per annum. The loan matures on August 5, 2015. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule.
The loan is secured by a first deed of trust on the Partnership's hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The loan is without recourse to the limited and general partners of the Partnership.

On July 27, 2005, Justice Investors also obtained a $10,000,000 Revolving Line of Credit (LOC) from United Commercial Bank. The term of the line of credit is for 60 months at an annual interest rate equal to the either The Wall Street Journal Prime Rate or LIBOR plus 2%, as selected by the Partnership, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the loan, the Partnership retired its existing line of credit with Bank of the West in the approximate amount of $4,521,000, including accrued interest, and paid off a short term unsecured line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

                                  Continued

                              JUSTICE INVESTORS
                           (a limited partnership)
          Notes to the Consolidating Financial Statements, Continued


11.  Subsequent Events, continued

Long-Term Debt

The Prudential Loan and the line of credit from United Commercial Bank will provide the financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with the Hilton, allowing Justice to operate the Hotel as a Hilton brand hotel.

Leasing Arrangements

Evon, the lessee of the parking garage gave 30 day notice to Ampco System Parking, their parking facilities operator on July 20, 2005. The lease will terminate with Ampco System Parking on August 31, 2005. Ace Parking will be the new operator effective September 1, 2005. The terms of the new agreement have been agreed upon in principle and will be finalized by the end of August 2005.


12.  Going Concern

During the closure of the Hotel for renovations, there would be no income from operations of the Hotel and management anticipates losses. The Partnership also has substantial financial commitments to make the renovations. The Partnership has received an appraisal of the Hotel property indicating that the value of the property is adequate to serve as collateral for lending facilities and the Partnership does not anticipate paying any Partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrants such distributions. The new Prudential Loan and the line of credit from United Commercial Bank will provide the financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with the Hilton, allowing Justice to operate the Hotel as a Hilton brand hotel.

                             JUSTICE INVESTORS
                           (a limited partnership)
                SCHEDULE I - BALANCE SHEETS - JUSTICE INVESTORS
                      June 30, 2005 and December 31, 2004
                            ---------------------

                          ASSETS                      2005           2004
                                                   ----------     ----------
Current assets:
 Cash                                             $     7,249    $ 3,998,926
 Rents receivable garage-related party                 62,248         76,746
 Rents receivable-other                                 6,151         26,999
 Prepaid expenses                                     859,708         30,555
 Advances to hotel                                  1,797,813        330,729
                                                   ----------     ----------
       Total current assets                         2,733,169      4,463,955
                                                   ----------     ----------
Property and equipment:
 Furniture and equipment (net of accumulated          857,530        859,352
   depreciation of $331,160 at June 30, 2005
   and $244,721 at December 31, 2004)
 Building and improvements (net of accumulated      4,145,802      6,232,536
   depreciation of $13,073,705 at June 30, 2005
   and $13,242,650 at December 31, 2004)
 Construction in progress                           7,693,859        527,021
 Land                                               1,124,128      1,124,128
                                                   ----------     ----------
       Total property and equipment                13,821,319      8,743,037
                                                   ----------     ----------
Other assets:
 Loan fees (net of accumulated amortization            33,141          6,283
   of $9,426 at June 30, 2005 and $6,284
   at December 31, 2004)
 Franchise fees                                       100,000        100,000
                                                   ----------     ----------
                                                  $16,687,629    $13,313,275
                                                   ==========     ==========

          LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Trade accounts payable and accrued expenses      $ 3,685,190    $   272,708
 Accounts payable-Hotel                                     -         31,530
 Rent received in advance                               2,183              -
 Accrued interest                                      22,500         17,646
 Accrued repositioning costs                           61,111              -
                                                   ----------     ----------
       Total current liabilities                    3,770,984        321,884
                                                   ----------     -----------

Long-term debt                                      7,131,323      4,814,713
Other long-term liabilities-deposit                    17,781         35,000
                                                   ----------     ----------
       Total long-term liabilities                  7,149,104      4,814,713
                                                   ----------     ----------
       Total liabilities                           10,920,088      5,136,597
Partners' capital                                   5,767,541      8,176,678
                                                   ----------     ----------
                                                  $16,687,629    $13,313,275
                                                   ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                              JUSTICE INVESTORS
                           (a limited partnership)
                SCHEDULE II - BALANCE SHEETS - HOTEL OPERATIONS
                      June 30, 2005 and December 31, 2004
                            ---------------------

                          ASSETS                      2005           2004
                                                   ----------     ----------
Current assets:
 Cash                                             $   182,341    $   562,785
 Accounts receivable (net of allowance for             57,524        604,418
   Doubtful accounts of $6,540 at June 30,
   2005 and $19,084 at December 31, 2004)
 Accounts receivable-Justice                                -         31,530
 Inventory                                              2,294         62,282
 Prepaid expenses                                      67,397        189,093
 Deposits                                              31,675         31,675
                                                   ----------     ----------
       Total current assets                       $   341,231    $ 1,481,783
                                                   ==========     ==========

            LIABILITIES AND OWNERS' CAPITAL

Current liabilities:
 Trade accounts payable and accrued expenses      $   426,571    $   852,785
 Accrued payroll and related expenses                 213,764        750,714
 Management fee payable                                15,000         15,715
 Due to owners                                              -         17,967
 Advance deposits                                           -         15,497
                                                   ----------     ----------
       Total current liabilities                      655,335      1,652,679

Owners' capital                                      (314,104)      (170,896)
                                                   ----------     ----------
                                                  $   341,231    $ 1,481,783
                                                   ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                              JUSTICE INVESTORS
                           (a limited partnership)
    SCHEDULE III-STATEMENTS OF INCOME AND PARTNERS' CAPITAL-JUSTICE INVESTORS
                 for the six months ended June 30, 2005
                and for the year ended December 31, 2004
                            ---------------------

                                                    2005          2004
                                                 ----------     ----------
Operating revenue:
 Garage rent-related party                      $   455,279    $ 1,150,709
 Spa                                                 82,704        165,135
 Other                                               15,579         11,404
 Hotel-base rent                                          -      1,250,000
 Hotel-additional rent                                    -        117,086
 Hotel-income distributions                               -        377,813
                                                  ---------      ---------
      Total operating revenue                       553,580      3,072,147
                                                  ---------      ---------
Operating expenses:
 Depreciation and amortization                      305,497        572,434
 Lease commission                                         -         13,477
 Property taxes                                      23,077         45,105
 General and administrative:
   Accounting fees                                    5,785         11,979
   Administrative and office expense                 31,113         12,517
   Administrative fees-general partners             131,250        215,625
   Audit and tax preparation                         40,868         77,453
   Bank charges                                       2,423          5,274
   Business taxes                                         -            268
   Consultants                                            -        197,230
   Donation                                             300          3,550
   Franchise taxes                                      800            800
   Insurance expense                                 37,842         94,833
   Legal fees                                       222,287        495,958
   Repairs and maintenance                            8,436         56,622
   Repositioning costs                               92,736        241,590
   Security                                          65,503        106,392
   Travel and entertainment                           3,467          9,572
                                                  ---------      ---------
      Total operating expenses                      971,384      2,160,679
                                                  ---------      ---------
Other income (expense):
 Lease termination settlement income                      -      5,000,000
 Write-off of deferred lease costs                        -         (7,754)
 Loss on disposition of assets-                  (1,920,139)             -
   from 1997 and 2003
 Chinese Culture lease expense                      (38,633)             -
 Interest expense                                   (40,914)      (166,583)
 Interest income                                      8,353         35,312
                                                  ---------      ---------


      Total other (expense) income               (1,991,333)     4,860,975
                                                  ---------      ---------
      Net (loss) income                          (2,409,137)     5,772,443

Partners' capital at beginning of period-         8,176,678      3,042,635
   January 1, 2005 and 2004
Less distributions to partners                            -       (638,400)
                                                  ---------      ---------
Partners' capital at end of period-             $ 5,767,541    $ 8,176,678
   June 30, 2005 and December 31, 2004


  The accompanying notes are an integral part of these financial statements.

                              JUSTICE INVESTORS
                           (a limited partnership)
    SCHEDULE III-STATEMENTS OF INCOME AND PARTNERS' CAPITAL-HOTEL OPERATIONS
                 for the six months ended June 30, 2005
                and for the year ended December 31, 2004
                            ---------------------

                                                    2005          2004
                                                 ----------     ----------
Operating revenue:
 Room revenue                                   $ 4,502,233    $ 6,745,744
 Food and beverage revenue                          494,288        926,827
 Other operating departments                        127,289        133,344
                                                  ---------      ---------
      Total operating revenue                     5,123,810      7,805,915
                                                  ---------      ---------

Operating expenses:
 Rooms                                            2,478,882      2,938,186
 Food and beverage                                  919,644      1,157,423
 Other operating departments                        162,871        188,948
 General and administrative                         791,048        787,774
 Credit card commissions                             89,328        122,626
 Advertising and sales                              396,588        451,158
 Utilities                                          333,969        491,842
 Repairs and maintenance                            473,903        579,452
 Franchise and marketing fees                       296,728        438,473
 Management fees                                    104,477        136,659
 Property taxes                                     137,498        149,531
 Insurance expense                                  372,678        369,973
 CEP fee                                            102,260        156,241
 Miscellaneous                                       13,005         22,664
                                                  ---------      ---------
      Total operating expenses                    6,672,879      7,990,950
                                                  ---------      ---------
      Net income                                 (1,549,069)      (183,035)

Owners' capital at beginning of period-
    January 1, 2005 and 2004                       (170,896)             -
Contributions from owners                         1,405,861        768,016
Less distributions to owners                              -       (753,877)
                                                  ---------      ---------
Owners' capital at end of period-
   June 30, 2005 and December 31, 2004          $  (314,104)   $  (170,896)
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

Felcor claims that it is not in default of any provision of the lease. Accordingly, an interim tolling agreement has been reached between the parties on December 10, 2003, which provides that the lease and Felcor's relationship with the Partnership is expected to terminate on or before June 30, 2005. In addition, as to the claims made by the Partnership against Felcor as set out in the notices of default, the parties will engage in a process which the parties intend will result in a settlement of the damages and other claims.


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