Form 10QSB
period 2005-09-30
SANTA FE FINANCIAL CORP
filed 2005-11-10
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2005

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,178,210 shares of issuer's $.10 Par Value Common Stock were outstanding as of November 9, 2005.

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - September 30, 2005 (Unaudited)          3

    Consolidated Statements of Operations (Unaudited) -
    Three Months ended September 30, 2005 and September 30, 2004         4

    Consolidated Statements of Cash Flows (Unaudited) -
    Three Months ended September 30, 2005 and September 30, 2004         5

    Notes to Consolidated Financial Statements                           6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 12

  Item 3. Controls and Procedures                                       20


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             20


SIGNATURES                                                              21

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of September 30,                                             2005
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    146,000
  Investment in marketable securities                       14,095,000
  Other investments                                          2,042,000
  Investment in Justice Investors                            5,049,000
  Rental property, net                                       4,604,000
  Deferred tax asset                                           415,000
  Other assets                                               1,198,000
                                                           -----------
Total assets                                              $ 27,549,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                   5,906,000
  Obligations for securities sold                            2,041,000
  Mortgage notes payable                                     2,273,000
  Accounts payable and accrued expenses                        341,000
                                                           -----------
Total liabilities                                           10,561,000
                                                           -----------

Minority interest                                            4,928,000
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000
   Issued and outstanding - 63,600
   Liquidation preference of $859,000                            6,000
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,276,038 and outstanding 1,178,210                  128,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          4,069,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                  12,060,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 27,549,000
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended September 30,            2005            2004
                                                ----------      ----------
Real estate operations:
  Rental income                                $   114,000    $    101,000
  Property operating expense                       (44,000)        (39,000)
  Mortgage interest expense                        (51,000)        (50,000)
  Depreciation expense                             (19,000)        (22,000)
                                                ----------      ----------
    Income(loss) from real estate operations             -         (10,000)
                                                ----------      ----------

  General and administrative expenses             (189,000)       (239,000)
                                                ----------      ----------
  Equity in net income(loss) of Justice
   Investors                                      (749,000)        116,000
                                                 ---------       ----------
Other income(loss):
  Net losses on marketable securities             (148,000)     (2,370,000)
  Dividend and interest income                     168,000         127,000
  Margin interest and trading expenses            (156,000)        (95,000)
  Other income, net                                 13,000          86,000
                                                ----------      ----------
    Total other loss                              (123,000)     (2,252,000)
                                                ----------      ----------
Income before income taxes and
 minority interest                              (1,061,000)     (2,385,000)

Income tax benefit                                 413,000         946,000
                                                ----------      ----------
Loss before minority interest                     (648,000)     (1,439,000)

Minority interest benefit, net of tax              189,000         298,000
                                                ----------      ----------
Net Loss                                       $  (459,000)    $(1,141,000)

Preferred stock dividend                           (13,000)        (13,000)
                                                ----------      ----------
Loss available to common shareholders          $  (472,000)    $(1,154,000)
                                                ==========      ==========
Basic loss per share                           $     (0.40)     $    (0.98)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,178,210       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


For the three months ended September 30,               2005          2004
                                                   ----------    ----------
Cash flows from operating activities:
  Net loss                                        $  (459,000)  $(1,141,000)
  Adjustments to reconcile net loss to
   net cash provided by
   operating activities:
    Equity in net (income)loss of Justice Investors   749,000      (116,000)
    Net unrealized losses on marketable securities    228,000     1,847,000
    Minority interest benefit                        (189,000)     (298,000)
    Depreciation expense                               19,000        22,000
    Changes in operating assets and liabilities:
      Investment in marketable securities          (1,361,000)    5,559,000
      Other investments and other assets           (1,631,000)      737,000
      Accounts payable and accrued expenses           138,000      (808,000)
      Due to securities broker                      2,801,000    (3,653,000)
      Obligations for securities sold                (200,000)   (1,610,000)
                                                   ----------    ----------
  Net cash provided by operating activities            95,000       539,000
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                 -             -
                                                   ----------    ----------
  Net cash provided by investing activities                 -             -
                                                   ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable          (8,000)       (8,000)
  Dividends paid to preferred shareholders            (13,000)      (13,000)
                                                   ----------    ----------
Net cash used in financing activities                 (21,000)      (21,000)
                                                   ----------    ----------
Net increase in cash and cash equivalents              74,000       518,000

Cash and cash equivalents at beginning of period       72,000       185,000
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   146,000   $   703,000
                                                   ==========    ==========


See accompanying notes to consolidated financial statements.

                      SANTA FE FINANCIAL CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Significant Accounting Policies
    ---------------------------------------------------------

The consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation ("Santa Fe" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated.

The Company's operations primarily consist of managing a hotel property through the interest of its 68.8%-owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 76.9% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.


Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of September 30, 2005, the conversion price was below the market value of the Company's common stock, consequently, the preferred stock can be considered dilutive. As of September 30, 2004, the conversion price was above the market value of the Company's common stock, consequently, the preferred stock is not considered dilutive.
For the three months ended September 30, 2005 and 2004, the Company had net losses. As the result, the preferred stock is considered anti-dilutive and is not included in the computation for basic loss per share. Therefore, basic and diluted loss per share for the three months ended September 30, 2005 and 2004 are the same.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2005.

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2006.


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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. As of September 30, 2005, the Partnership has incurred approximately $15,093,000 in construction costs related to the renovation. Of this amount, $132,000 is related to capitalized interest. Additionally, the Partnership incurred approximately $3,593,000 in carrying costs related to operations. The

Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. Hilton is presently accepting reservations for Hotel guest arrivals on January 29, 2006 and beyond. The Partnership believes that the renovations will be complete and the Hotel
opened by that date.   The term of the Agreement is for a period of 15 years
commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of September 30,                                            2005
                                                            ----------
Assets
Cash                                                      $ 13,382,000
Other current assets                                         1,416,000
Property, plant and equipment, net of
  accumulated depreciation of $13,538,000                    4,870,000
Construction in progress                                    15,093,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 35,885,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                 $  2,471,000
Long-term debt                                              30,965,000
Partners' capital                                            2,449,000
                                                            ----------
    Total liabilities and partners' capital               $ 35,885,000
                                                            ==========

                               JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2005            2004
                                            ----------      ----------
Hotel revenue                            $           -     $ 4,354,000
Hotel rent                                           -          45,000
Garage rent                                    157,000         306,000
Other income                                    23,000          14,000
Operating expenses                          (1,640,000)     (4,443,000)
                                            ----------      ----------
Net income(loss)                         $  (1,460,000)    $   276,000
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

At September 30, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of September 30, 2005:

                             Gross          Gross             Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $13,176,000    $ 2,522,000     ($1,603,000)      $ 919,000      $ 14,095,000

Of the cumulative gross unrealized loss of $1,603,000, $287,000 of the loss is related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2005, the Company had obligations for securities sold (equities short) of $2,041,000.

As of September 30, 2005, the Company had other investments of $2,042,000. During the three months ended September 30, 2005, the Company invested $900,000 in a hedge fund and another $327,000 in convertible bonds.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

Included in the net losses on marketable securities of $148,000 for the three months ended September 30, 2005 are net unrealized losses of $228,000 and net realized gains of $80,000. Included in the net losses on marketable securities of $2,370,000 for the three months ended September 30, 2004 are net unrealized losses of $1,847,000 and net realized losses of $523,000.

4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a two-unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At September 30, 2005, rental property included the following:

  Land                                          $ 2,430,000
  Buildings, improvements, and equipment          2,566,000
  Accumulated depreciation on buildings,
   improvements, and equipment                     (392,000)
                                                 ----------
                                                $ 4,604,000
                                                 ==========

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

Information below represents reporting segments for the three months ended September 30, 2005 and 2004. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage, which are included in the equity in net income of Justice Investors. Operating income (loss) from investment transactions consist of net investment gains (losses) and dividend and interest income.

                                 REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
September 30, 2005         Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   114,000   $  (749,000)  $    20,000   $         -  $    (615,000)
Operating expenses            (44,000)            -      (156,000)            -       (200,000)
                          -----------   -----------   -----------   -----------   ------------
                               70,000      (749,000)     (136,000)            -       (815,000)
Mortgage interest
 expense                      (51,000)            -             -             -        (51,000)
Depreciation                  (19,000)            -             -             -        (19,000)
General and administrative
 Expense                            -             -             -      (189,000)      (189,000)
Other income                        -             -             -        13,000         13,000
Income tax benefit                  -             -             -       413,000        413,000
Minority interest                   -             -             -       189,000        189,000
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $         -   $  (749,000)  $  (136,000)  $   426,000   $   (459,000)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,604,000   $ 5,049,000   $16,137,000   $ 1,759,000   $ 27,549,000
                          ===========   ===========   ===========   ===========   ============

                                  REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
September 30, 2004         Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income          $   101,000   $   116,000   $(2,243,000)  $         -  $  (2,026,000)
Operating expenses            (39,000)            -       (95,000)            -       (134,000)
                          -----------   -----------   -----------   -----------   ------------
                               62,000       116,000    (2,338,000)            -     (2,160,000)
Mortgage interest
 expenses                     (50,000)            -             -             -        (50,000)
Depreciation                  (22,000)            -             -             -        (22,000)
General and administrative
 expenses                           -             -             -      (239,000)      (239,000)
Other income                        -             -             -        86,000         86,000
Income tax benefit                  -             -             -       946,000        946,000
Minority interest                   -             -             -       298,000        298,000
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $   (10,000)  $   116,000   $(2,338,000)  $ 1,091,000  $  (1,141,000)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,648,000   $ 8,102,000   $19,554,000   $ 1,087,000   $ 33,391,000
                          ===========   ===========   ===========   ===========   ============


6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three ended September 30, 2005 and 2004, the Company and Portsmouth made payments to InterGroup of approximately $40,000 and $42,000 respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, general economic conditions and increased competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, Partnership distributions, the ability of the Partnership to obtain hotel financing for renovations at favorable interest rates and terms, securities markets and concentration of risk, litigation and other factors, including natural disasters, and those discussed below in this section and in the Company's Form 10-KSB for the fiscal year ended June 30, 2005, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. As of September 30, 2005, the Partnership has incurred approximately $15,093,000 in construction costs related to the renovation. Of this amount, $132,000 is related to capitalized interest. Additionally, the Partnership incurred approximately $3,593,000 in carrying costs related to operations. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. Hilton is presently accepting reservations for Hotel guest arrivals on January 29, 2006 and beyond. The Partnership believes that the renovations will be complete and the Hotel
opened by that date.   The term of the Agreement is for a period of 15 years
commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

Effective May 31, 2005, the Partnership elected to close down its Hotel operations to complete renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of approximately seven to nine months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, have remained open during the renovation work.

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

Three Months Ended September 30, 2005 Compared to Three Months
Ended September 30, 2004

The Company had a net loss of $459,000 for the three months ended September 30, 2005 compared to a net loss of $1,141,000 for the three months ended September 30, 2004. As discussed below, the reduction in the net loss was primarily due to the significantly lower net losses suffered on the Company's marketable securities portfolio, partially offset the significant change in the equity in net income(loss) of Justice Investors.

Rental income increased to $114,000 from $101,000 as the result of the reduced vacancies during the three months ended September 30, 2005. Operating expenses increased proportionally to the increase in rents to $44,000 from $39,000. Mortgage interest and depreciation expense remained consistent with the
comparable quarter.   The increase in rent resulted in break-even performance
from the Company's real estate operations compared to a net loss of $10,000 in the comparable quarter.

General and administrative expenses decreased to $189,000 for the three months ended September 30, 2005 from $239,000 for the three months ended September 30, 2004. The decrease is the result of management's cost cutting efforts.

The Company had a loss in equity in net income (loss) of Justice Investors of $749,000 for the three months ended September 30, 2005, compared to net income of $116,000 for the three months ended September 30, 2004. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Thus, Partnership net income for the three months ended September 30, 2005 did not have any operating income from the Hotel, while the three months ended September 30, 2004 included the direct operating results of the Hotel. Net operating income from the Hotel for the three months ended September 30, 2004, was approximately $305,000. The overall decrease in Partnership net income was also attributable to a decrease in garage rent to approximately $167,000 from $306,000 related to the closing of the Hotel, and to increased costs in the current quarter related to higher interest expenses, insurance costs, professional fees and other costs for the repositioning of the Hotel.

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

Management believes that the Hotel could not continue to be competitive under the conditions it operated under while a Holiday Inn Select brand hotel. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership now has greater ability to direct the future of the Hotel. The Hotel is now approximately 25 years old, with no major renovations having been made to the property during that time. The Partnership is committed to make substantial improvements to almost every area of the Hotel before it reopens in the early part of 2006 as the Hilton San Francisco Financial District. The newly renovated Hotel will feature among other amenities: 552 remodeled guest rooms and suites; a new concierge lounge and common areas; modern and expanded meeting rooms; a new ballroom; a new restaurant and bar; a new fitness center; and the existing Tru Spa. The Partnership believes that this renovation project, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to directly compete with all hotels in the Financial District.

Net losses on marketable securities decreased to net losses of $148,000 for the three months ended September 30, 2005 from net losses of $2,370,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, the Company had net unrealized losses of $228,000 and net realized gains of $80,000. For the three months ended September 30, 2004, the Company had net unrealized losses of $1,847,000 and net realized losses of $523,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $168,000 from $127,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $156,000 from $95,000 primarily due to the increase in trading related expenses and the increase in margin interest expense to $75,000 from $57,000.

Minority interest benefit decreased to $189,000 from $298,000 as the result of the reduction in the net loss incurred during the current quarter by the Company's subsidiary, Portsmouth.

The provision for income tax benefit decreased to $413,000 from $946,000 as the result of the lower pre-tax loss incurred by the Company during the three months ended September 30, 2005.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 43 different equity positions. The portfolio contains six equity securities that are more than 5% of the equity value of the portfolio, with the largest being 11.8% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2005, the Company had investments in marketable equity securities of $14,095,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2005.


                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecom and information
    services                           $ 4,276,000               30.3%
   Paper and steel mills and gold        4,058,000               28.8%
   Insurance, banks and brokers          2,298,000               16.3%
   Real estate investment trusts         1,834,000               13.0%
   Motor vehicle parts                     624,000                4.4%
   Electric, pipelines, oil and gas        432,000                3.1%
   Apparel, food and consumer goods        246,000                1.7%
   Other                                   327,000                2.4%
                                        ----------              ------
                                       $14,095,000              100.0%
                                        ==========              ======


As of September 30, 2005, the Company had approximately 30.3% of its marketable securities portfolio invested in the telecom and information services. While such concentration could be considered a risk factor, that industry grouping includes telecom and information service companies that operate in different sectors of telecommunications industry, which the Company believes is consistent with its diversification policies.

The following table shows the net loss on the Company's marketable securities and the associated margin interest and trading expenses for the three ended September 30, 2005 and 2004, respectively.


For the three months ended           September 30, 2005    September 30, 2004
                                     ------------------    ------------------
Net losses on marketable
  securities                           $   (148,000)         $  (2,370,000)
Dividend & interest income                  168,000                127,000
Margin interest expense                     (75,000)               (57,000)
Trading and management expenses             (81,000)               (38,000)
                                       ------------           ------------
Investment loss                        $   (136,000)         $  (2,338,000)
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

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. As of September 30, 2005, $1,000,000 of the LOC was utilized by the Partnership.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest. Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel in the early part of 2006. The Partnership believes that, after the reopening of the Hotel, the revenues expected to be generated from the Hotel operations will be sufficient to meet all of its current and future obligations and financial requirements.

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

Although the Company has suffered a significant decline in hotel revenues and may be facing a significant period of time without partnership distributions, management believes that its cash, securities assets, and capital resources and the cash flows generated from those assets, will be adequate to meet the Company's current and future obligations.


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

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Registrant filed the following report on Form 8-K during the quarter covered by this Report:

  Date of Report      Item Number                Events Reported
-----------------     ------------    -----------------------------------------
  July 27, 2005       Item 8.01       Justice Investors obtaining a $30,000,000
                      Other Events    loan from Prudential Insurance and a
                                      $10,000,000 line of credit from United
                                      Commercial Bank

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: November 10, 2005                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 10, 2005                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: November 10, 2005                   by  /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer)