Form 10QSB
period 2005-12-31
SANTA FE FINANCIAL CORP
filed 2006-02-13
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2005

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,241,810 shares of issuer's $.10 Par Value Common Stock were outstanding as of February 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - December 31, 2005 (Unaudited)           3

    Consolidated Statements of Operations (Unaudited) -
    Three Months ended December 31, 2005 and December 31, 2004           4

    Consolidated Statements of Operations (Unaudited) -
    Six Months ended December 31, 2005 and December 31, 2004             5

    Consolidated Statements of Cash Flows (Unaudited) -
    Six Months ended December 31, 2005 and December 31, 2004             6

    Notes to Consolidated Financial Statements                           7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 14

  Item 3. Controls and Procedures                                       22


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             23


SIGNATURES                                                              23

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of December 31,                                             2005
                                                           -----------
ASSETS
  Cash and cash equivalents                               $    170,000
  Investment in marketable securities                       16,784,000
  Other investments                                          1,857,000
  Investment in Justice Investors                            4,016,000
  Rental property, net                                       4,585,000
  Deferred tax asset                                           415,000
  Other assets                                               1,021,000
                                                           -----------
Total assets                                              $ 28,848,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                   6,878,000
  Obligations for securities sold                            2,717,000
  Mortgage notes payable                                     2,265,000
  Accounts payable and accrued expenses                        377,000
                                                           -----------
Total liabilities                                           12,237,000
                                                           -----------

Minority interest                                            4,786,000
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000                                     -
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          3,834,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                  11,825,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 28,848,000
                                                           ===========

See accompanying notes to consolidated financial statements.

                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended December 31,            2005            2004
                                                ----------      ----------
Real estate operations:
  Rental income                                $   116,000    $    112,000
  Property operating expense                       (46,000)        (41,000)
  Mortgage interest expense                        (50,000)        (51,000)
  Depreciation expense                             (19,000)        (18,000)
                                                ----------      ----------
    Income from real estate operations               1,000           2,000
                                                ----------      ----------

  General and administrative expenses             (236,000)       (218,000)
                                                ----------      ----------
  Equity in net loss of Justice Investors       (1,033,000)       (319,000)
                                                 ---------       ----------
Other income(loss):
  Net gains on marketable securities               764,000       2,902,000
  Impairment loss on other investments             (16,000)        (84,000)
  Dividend and interest income                      64,000         111,000
  Margin interest and trading expenses            (152,000)       (172,000)
  Other income, net                                 13,000           8,000
                                                ----------      ----------
    Total other income                             673,000       2,765,000
                                                ----------      ----------
Income(loss) before income taxes and
 minority interest                                (595,000)      2,230,000

Income tax benefit(expense)                        231,000        (884,000)
                                                ----------      ----------
Income(loss) before minority interest             (364,000)      1,346,000

Minority interest, net of tax                      143,000        (268,000)
                                                ----------      ----------
Net income(loss)                               $  (221,000)    $ 1,078,000

Preferred stock dividend                           (13,000)        (13,000)
                                                ----------      ----------
Income(loss) available to common shareholders  $  (234,000)    $ 1,065,000
                                                ==========      ==========
Basic income(loss) per share                   $     (0.19)     $     0.90
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,241,810       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the six months ended December 31,              2005            2004
                                                ----------      ----------
Real estate operations:
  Rental income                                $   230,000    $    213,000
  Property operating expense                       (90,000)        (80,000)
  Mortgage interest expense                       (101,000)       (101,000)
  Depreciation expense                             (38,000)        (40,000)
                                                ----------      ----------
    Income(loss) from real estate operations         1,000          (8,000)
                                                ----------      ----------

  General and administrative expenses             (425,000)       (457,000)
                                                ----------      ----------
  Equity in net loss of Justice Investors       (1,782,000)       (203,000)
                                                 ---------       ----------
Other income(loss):
  Net gains on marketable securities               616,000         532,000
  Impairment loss on other investments             (16,000)        (84,000)
  Dividend and interest income                     232,000         238,000
  Margin interest and trading expenses            (308,000)       (267,000)
  Other income, net                                 26,000          94,000
                                                ----------      ----------
    Total other income                             550,000         513,000
                                                ----------      ----------
Loss before income taxes and
 minority interest                              (1,656,000)       (155,000)

Income tax benefit                                 644,000          62,000
                                                ----------      ----------
Loss before minority interest                   (1,012,000)        (93,000)

Minority interest benefit, net of tax              332,000          30,000
                                                ----------      ----------
Net Loss                                       $  (680,000)    $   (63,000)

Preferred stock dividend                           (26,000)        (26,000)
                                                ----------      ----------
Loss available to common shareholders          $  (706,000)    $   (89,000)
                                                ==========      ==========
Basic loss per share                           $     (0.57)     $    (0.08)
                                                ==========      ==========
Weighted average number of shares
  outstanding                                    1,241,810       1,178,210
                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


For the six months ended December 31,                 2005          2004
                                                   ----------    ----------
Cash flows from operating activities:
  Net loss                                        $  (680,000)  $   (63,000)
  Adjustments to reconcile net loss to
   net cash provided by
   operating activities:
    Equity in net loss of Justice Investors         1,782,000       203,000
    Net unrealized gains on marketable securities    (686,000)   (1,221,000)
    Impairment loss on other investments               16,000        84,000
    Minority interest benefit                        (332,000)      (30,000)
    Depreciation expense                               38,000        40,000
    Changes in operating assets and liabilities:
      Investment in marketable securities          (3,152,000)   (1,426,000)
      Other investments and other assets           (1,269,000)      344,000
      Accounts payable and accrued expenses           174,000      (100,000)
      Due to securities broker                      3,773,000    (1,354,000)
      Obligations for securities sold                 476,000     3,658,000
                                                   ----------    ----------
  Net cash provided by operating activities           140,000       135,000
                                                   ----------    ----------
Cash flows from investing activities:
  Cash distributions from Justice Investors                 -             -
                                                   ----------    ----------
  Net cash provided by investing activities                 -             -
                                                   ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable         (16,000)      (15,000)
  Dividends paid to preferred shareholders            (26,000)      (26,000)
                                                   ----------    ----------
Net cash used in financing activities                 (42,000)      (41,000)
                                                   ----------    ----------
Net increase in cash and cash equivalents              98,000        94,000

Cash and cash equivalents at beginning of period       72,000       185,000
                                                   ----------    ----------
Cash and cash equivalents at end of period        $   170,000   $   279,000
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

The Company's operations primarily consist of managing a hotel property through the interest of its 68.8%-owned consolidated subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in Justice Investors and its rental properties. The Company also derives income from the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 78% of the voting stock of the Company. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California. Woodland Village is consolidated in the Company's financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of December 31, 2005, there was no preferred stock outstanding. As of December 31, 2004, the conversion price of the preferred stock was above the market value of the Company's common stock, consequently, the preferred stock was not considered dilutive.

Shareholders' Equity

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock")in exchange for a 55.4% interest in Woodland Village from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock has a liquidation preference of $13.50 and is convertible into one share of common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock has voting rights as if converted into common stock. On December 31, 2005, the 63,600 shares of preferred stock were converted to 63,600 shares of common stock.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2005.

The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2006.


2.  Investment in Justice Investors
    -------------------------------

The Company's consolidated subsidiary, Portsmouth, has a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth also serves as one of the two general partners of Justice. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. Justice owns the land, improvements and leaseholds now known as the Hilton San Francisco Financial District, a 549-room hotel in
San Francisco, California (the "Hotel").   The Company's investment in Justice
is recorded on the equity basis. Due to continuing losses incurred by the Partnership during the renovation and repositioning of the Hotel discussed below, the Company's equity in its investment in Justice is currently carried as a liability on the Balance Sheet as of December 31, 2005.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

The Partnership currently estimates that the total cost of the renovation project will be approximately $41 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $6 million for construction interest and estimated carrying costs of operations during the renovation period and for the first couple of months of operations after the hotel opens. As of December 31, 2005, the Partnership has incurred approximately $31,578,000 in construction costs related to the renovation. Of that amount, approximately $636,000 is related to capitalized interest. Additionally, for the six months ended December 31, 2005, the Partnership had an operating loss of approximately $3,491,000.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. The Hotel renovation work was substantially completed on January 12, 2006 at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which number has increased as the Hotel transitions into full operations and all of the guest rooms, suites and amenities are completed. It is expected that project will be totally finished in February 2006.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of December 31,                                             2005
                                                            ----------
Assets
Cash                                                      $  7,474,000
Other assets                                                 2,518,000
Property, plant and equipment, net of
  accumulated depreciation of $13,494,000                    3,981,000
Construction in progress                                    31,578,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 46,675,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                 $  9,473,000
Long-term debt                                              36,779,000
Partners' capital                                              423,000
                                                            ----------
    Total liabilities and partners' capital               $ 46,675,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended December 31,       2005            2004
                                            ----------      ----------
Hotel revenue                            $           -     $ 3,452,000
Hotel rent                                           -               -
Garage rent                                    168,000         244,000
Other income(loss)                            (488,000)         69,000
Operating expenses                          (1,711,000)     (4,406,000)
                                            ----------      ----------
Net loss                                  $ (2,031,000)    $  (641,000)
                                            ==========      ==========


                                 JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the six months ended December 31,          2005            2004
                                            ----------      ----------
Hotel revenue                            $           -     $ 7,806,000
Hotel rent                                           -               -
Garage rent                                    325,000         549,000
Other income(loss)                            (465,000)        129,000
Operating expenses                          (3,351,000)     (8,849,000)
                                            ----------      ----------
Net loss                                  $ (3,491,000)    $  (365,000)
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

At December 31, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of December 31, 2005:

                             Gross          Gross             Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $15,225,000    $ 2,637,000     ($1,078,000)      $ 1,559,000      $ 16,784,000


Of the cumulative gross unrealized loss of $1,078,000, $300,000 of the loss is related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2005, the Company had obligations for securities sold (equities short) of $2,717,000.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the three and six months ended December 31, 2005 and 2004, respectively.


For the three months ended December 31,               2005             2004
                                                  -----------      -----------
Realized loss on marketable securities            $  (150,000)     $  (166,000)
Unrealized gain on marketable securities              914,000        3,068,000
                                                  -----------      -----------
Net gains on marketable securities                    764,000      $ 2,902,000
                                                  ===========      ===========

For the six months ended December 31,                 2005             2004
                                                  -----------      -----------
Realized loss on marketable securities            $   (70,000)     $  (689,000)
Unrealized gain on marketable securities              686,000        1,221,000
                                                  -----------      -----------
Net gains on marketable securities                    616,000      $   532,000
                                                  ===========      ===========


4.  Rental Property
    ---------------

The Company owns and operates a 27-unit multi-family apartment complex and a two-unit multi-family complex located in Los Angeles, California. Units are leased on a short-term basis with no lease extending beyond one year. At December 31, 2005, rental property included the following:

  Land                                          $ 2,430,000
  Buildings, improvements, and equipment          2,566,000
  Accumulated depreciation on buildings,
   improvements, and equipment                     (411,000)
                                                 ----------
                                                $ 4,585,000
                                                 ==========

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

Information below represents reporting segments for the three and six months ended December 31, 2005 and 2004. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage, which are included in the equity in net income of Justice Investors. Operating income (loss) from investment transactions consist of net investment gains (losses) and dividend and interest income.


                                 REAL ESTATE
                          -------------------------
Three months ended           Rental       Justice     Investment
December 31, 2005         Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   116,000   $(1,033,000)  $   812,000   $         -  $    (105,000)
Operating expenses            (46,000)            -      (152,000)            -       (198,000)
                          -----------   -----------   -----------   -----------   ------------
                               70,000    (1,033,000)      660,000             -       (303,000)
Mortgage interest
 expense                      (50,000)            -             -             -        (50,000)
Depreciation                  (19,000)            -             -             -        (19,000)
General and administrative
 Expense                            -             -             -      (236,000)      (236,000)
Other income                        -             -             -        13,000         13,000
Income tax benefit                  -             -             -       231,000        231,000
Minority interest                   -             -             -       143,000        143,000
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $     1,000   $(1,033,000)  $   660,000   $   151,000   $   (221,000)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,585,000   $ 4,016,000   $18,641,000   $ 1,606,000   $ 28,848,000
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
                          ===========   ===========   ===========   ===========   ============

                                 REAL ESTATE
                          -------------------------
Six months ended            Rental       Justice     Investment
December 31, 2005         Properties    Investors   Transactions      Other         Total
                          -----------   -----------  ------------   -----------   ------------
Operating income(loss)    $   230,000   $(1,782,000)  $   832,000   $         -  $    (720,000)
Operating expenses            (90,000)            -      (308,000)            -       (398,000)
                          -----------   -----------   -----------   -----------   ------------
                              140,000    (1,782,000)      524,000             -     (1,118,000)
Mortgage interest
 expense                     (101,000)            -             -             -       (101,000)
Depreciation                  (38,000)            -             -             -        (38,000)
General and administrative
 Expense                            -             -             -      (425,000)      (425,000)
Other income                        -             -             -        26,000         26,000
Income tax benefit                  -             -             -       644,000        644,000
Minority interest                   -             -             -       332,000        332,000
                          -----------   -----------   -----------   -----------   ------------
Net income (loss)         $     1,000   $(1,782,000)  $   524,000   $   577,000   $   (680,000)
                          ===========   ===========   ===========   ===========   ============
Total Assets              $ 4,585,000   $ 4,016,000   $18,641,000   $ 1,606,000   $ 28,848,000
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
                          ===========   ===========   ===========   ===========   ============


6.  Related Party Transactions
    --------------------------

Certain costs and expenses, primarily salaries, rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the utilization of resources. For the three and six ended December 31, 2005, the Company and Portsmouth made payments to InterGroup of $40,000 and $80,000 respectively. For the three and six ended December 31, 2004, the Company and Portsmouth made payments to InterGroup of $42,000 and $84,000 respectively.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

The Partnership currently estimates that the total cost of the renovation project will be approximately $41 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $6 million for construction interest and estimated carrying costs of operations during the renovation period and for the first couple of months of operations after the hotel opens. As of December 31, 2005, the Partnership has incurred approximately $31,578,000 in construction costs related to the renovation. Of that amount, approximately $636,000 is related to capitalized interest. Additionally, for the six months ended December 31, 2005, the Partnership had an operating of loss of approximately $3,491,000.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work.

RECENT DEVELOPMENTS

As of January 12, 2006 the Hotel renovation work was substantially completed, at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which number has increased as the Hotel transitions into full operations and all of the guest rooms, suites and amenities are completed. It is expected that project will be totally finished in February 2006.

The newly opened Hilton hotel will have 549 well appointed guestrooms and luxury suites with bay or city views, featuring large working desks, ergonomic chairs, wired and wireless high-speed Internet access, and "The Suite Dreams" beds by Hilton, complete with duvet, down comforter and jumbo size pillows. The newly redesigned meeting rooms and ballroom will accommodate meetings and events for up to 500 people with video conferencing and premium audio/visual equipment. A new business center and fitness center are additional amenities. The new Hilton hotel also has the only hotel day spa (Tru Spa) in the Financial District. A redesigned entryway is integrated into the lobby and management expects the new restaurant "Seven Fifty" and lounge, with a dramatic fireplace treatment, will bring a new level of excitement and service to the guests of the hotel. Management believes that the new Hilton hotel will now be able to directly compete with all hotels in the Financial District.

On January 20, 2006, the Partnership obtained a $4,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000.

Three Months Ended December 31, 2005 Compared to Three Months
Ended December 31, 2004

The Company had a net loss of $221,000 for the three months ended December 31, 2005 compared to net income of $1,078,000 for the three months ended December 31, 2004. As discussed below, the change was primarily due to the significantly higher loss related to the Company's equity investment in Justice Investors and the significantly lower net gains generated from the Company's marketable securities portfolio.

The loss from the Company's equity investment in Justice Investors increased to $1,033,000 for the three months ended December 31, 2005 from $319,000 for the three months ended December 31, 2004. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Thus, the Partnership net loss for the three months ended December 31, 2005 did not include any operating results from the Hotel, while the three months ended December 31, 2004 included the direct operating results of the Hotel. The net operating loss from the Hotel for the three months ended December 31, 2004, was approximately $490,000. The overall increase in Partnership's net loss was attributable to a decrease in garage rent to approximately $168,000 from approximately $244,000 related to the closing of the Hotel, and increased costs in the current quarter related to higher interest expenses, property taxes, insurance costs, professional fees, security personnel and other costs for the repositioning of the Hotel, including additional costs to meet governmental code and permitting requirements.

Management believed that the hotel could not continue to be competitive under the conditions it operated as a Holiday Inn Select brand hotel. Average daily room rates for the hotel had decreased to approximately $90 in fiscal 2005 from approximately $92 in fiscal 2004, while average monthly occupancy rates had decreased to approximately 65% in fiscal 2005 from approximately 71% in fiscal 2004. While the hotel had traditionally enjoyed a favorable year-round occupancy rate, both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2001 and the hotel has lagged far behind its competitors. Newer and more upscale properties opened in or near the Financial District, which provided greater amenities to their guests, making it difficult for the Partnership's hotel to compete. Those competitors were much better positioned to attract both the business traveler and tourists and to achieve higher occupancy and room rates. The Partnership believes that the major renovations to the Hotel, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to directly compete with all hotels in the Financial District.

Net gains on marketable securities decreased to $764,000 for the three months ended December 31, 2005 from $2,902,000 for the three months ended December 31, 2004. For the three months ended December 31, 2005, the Company had net unrealized gains of $914,000 and net realized losses of $150,000. For the three months ended December 31, 2004, the Company had net unrealized gains of $2,902,000 and net realized losses of $166,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the three months ended December 31, 2005, the Company recorded an impairment loss on other investments(private placement investments) of $16,000 compared to $84,000 during the three months ended December 31, 2004. The Company reviews its other investments for impairment on a periodic basis.

Dividend and interest income decreased to $64,000 from $111,000 as a result of the decreased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $152,000 from $172,000 primarily due to the decrease in administrative, staff and trading research related expenses. Margin interest expense remained consistent with the prior comparable quarter.

The provision for income tax benefit (expense) changed to a tax benefit of $231,000 for the three months ended December 31, 2005 from a tax expense of $884,000 for the three months ended December 31, 2004 as the result of the loss incurred in the current quarter compared to income generated in the comparable quarter.

Minority interest benefit(expense) changed to a benefit of $143,000 from an expense of $268,000 as the result of the net loss incurred during the current quarter by the Company's subsidiary, Portsmouth. In the prior comparable quarter, the subsidiary generated income.


Six Months Ended December 31, 2005 Compared to Six Months
Ended December 31, 2004

The Company had a net loss of $680,000 for the six months ended December 31, 2005 compared to a net loss of $63,000 for the six months ended December 31, 2004. As discussed below, the increase in the net loss was primarily due the the significantly higher loss related to the Company's equity investment in Justice Investors.

The loss from the Company's equity investment in Justice Investors increased to $1,782,000 for the six months ended December 31, 2005 from $203,000 for the six months ended December 31, 2004. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Thus, the Partnership net loss for the six months ended December 31, 2005 did not include any operating results from the Hotel, while the six months ended December 31, 2004 included the direct operating results of the Hotel. The net operating loss from the Hotel for the six months ended December 31, 2004, was approximately $185,000. The overall increase in Partnership's net loss was attributable to a decrease in garage rent to approximately $325,000 from approximately $549,000 related to the closing of the Hotel, and increased costs in the current quarter related to higher interest expenses, property taxes, insurance costs, professional fees, security personnel and other costs for the repositioning of the Hotel, including additional costs to meet governmental code and permitting requirements.

Management believed that the hotel could not continue to be competitive under the conditions it operated as a Holiday Inn Select brand hotel. Average daily room rates for the hotel had decreased to approximately $90 in fiscal 2005 from approximately $92 in fiscal 2004, while average monthly occupancy rates had decreased to approximately 65% in fiscal 2005 from approximately 71% in fiscal 2004. While the hotel had traditionally enjoyed a favorable year-round occupancy rate, both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2001 and the hotel has lagged far behind its competitors. Newer and more upscale properties opened in or near the Financial District, which provided greater amenities to their guests, making it difficult for the Partnership's hotel to compete. Those competitors were much better positioned to attract both the business traveler and tourists and to achieve higher occupancy and room rates. The Partnership believes that the major renovations to the Hotel, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to directly compete with all hotels in the Financial District.

Net gains on marketable securities increased to $616,000 for the six months ended December 31, 2005 from $532,000 for the six months ended December 31, 2004. For the six months ended December 31, 2005, the Company had net unrealized gains of $686,000 and net realized losses of $70,000. For the six months ended December 31, 2004, the Company had net unrealized gains of $1,221,000 and net realized losses of $689,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the six months ended December 31, 2005, the Company recorded an impairment loss on other investments(private placement investments) of $16,000 compared to $84,000 during the six months ended December 31, 2004. The Company reviews its other investments for impairment on a periodic basis.

Margin interest and trading expenses increased to $308,000 from $267,000 due to the increase in margin interest expense to $141,000 from $121,000 as the result of maintaining higher margin balances during the current period. The remaining increase was due to the increase in administrative, staff and trading research related expenses.

Other income decreased to $26,000 from $94,000 due to the receipt of $69,000 in additional fees from Justice Investors for management's work in the positioning of the hotel during the six months ended December 31, 2004.

The provision for income tax benefit increased to $644,000 from $62,000 as the result of the higher pre-tax loss incurred by the Company during the six months ended December 31, 2005 as compared to the six months ended December 30, 2004.

Minority interest benefit increased to $332,000 from $30,000 as the result of the higher loss incurred during the six months ended December 31, 2005 by the Company's subsidiary, Portsmouth, compared to the six months ended December 31, 2004.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 69 different equity positions. The portfolio contains six equity securities that are more than 5% of the equity value of the portfolio, with the largest being 9.4% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2005, the Company had investments in marketable equity securities of $16,784,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2005.


                                                               % of Total
                                                                Investment
   Industry Group                        Market Value           Securities
   --------------                        ------------           ----------
   Telecom and media                     $ 3,677,000               21.9%
   Internet and technology                 2,501,000               14.9%
   Insurance, banks and brokers            1,947,000               11.6%
   Services                                1,855,000               11.1%
   Real estate investment trusts(REITs)    1,658,000                9.9%
   Gold, paper mills and chemicals         1,439,000                8.6%
   Automobiles and motor vehicle parts       932,000                5.6%
   Consumer goods                            800,000                4.8%
   Pharmaceuticals and healthcare            760,000                4.5%
   Other                                   1,215,000                7.1%
                                          ----------              ------
                                         $16,784,000              100.0%
                                          ==========              ======


As of December 31, 2005, the Company had approximately 21.9% of its marketable securities portfolio invested in the telecom and media. While such concentration could be considered a risk factor, that industry grouping includes telecom and media companies that operate in different sectors of telecommunications and media industries, which the Company believes is consistent with its diversification policies.

The following table shows the net loss on the Company's marketable securities and the associated margin interest and trading expenses for the three ended December 31, 2005 and 2004, respectively.


                                    Three months ended    Three months ended
                                     December 31, 2005    December 31, 2004
                                     ------------------    ------------------
Net gains on marketable securities     $    764,000          $   2,902,000
Impairment loss on other invest.            (16,000)               (84,000)
Dividend & interest income                   64,000                111,000
Margin interest expense                     (66,000)               (64,000)
Trading and management expenses             (82,000)              (108,000)
                                       ------------           ------------
Investment income                      $    664,000          $   2,757,000
                                       ============           ============

                                     Six months ended      Six months ended
                                     December 31, 2005     December 31, 2004
                                     ------------------    ------------------
Net gains on marketable securities     $    616,000          $     532,000
Impairment loss on other invest.            (16,000)               (84,000)
Dividend & interest income                  232,000                238,000
Margin interest expense                    (141,000)              (121,000)
Trading and management expenses            (167,000)              (146,000)
                                       ------------           ------------
Investment income                      $    524,000          $     419,000
                                       ============           ============

FINANCIAL CONDITION AND LIQUIDITY

Historically, the Company's cash flows were primarily generated through its general and limited partnership interest in the Justice Investors limited partnership, which derived its income from its lease with Felcor and a lease with Evon. The Company also received monthly limited partnership distributions from Justice Investors as well as monthly management fees as a general partner. The Company also receives revenues generated from the investment of its cash and securities assets. As discussed below, since the Partnership closed down the operations of the Hotel on May 31, 2005 and is expending significant amounts of money to renovate and reposition the Hotel as a Hilton, it will not be paying any monthly limited partnership distributions until some time after operations commence under the Hilton brand. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the total cost of the renovation project will be approximately $41 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $6 million for construction interest and estimated carrying costs of operations during the renovation period and for the first couple of months of operations after the hotel opens. That amount reflects an increase in the Partnership's prior estimates primarily due to increased renovation and design costs related to additional governmental code and permitting requirements.

Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work.

To meet its substantial financial commitments for the renovation project, Justice has relied on additional borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. As of December 31, 2005, $6,778,000 of the LOC was utilized by the Partnership.

On January 20, 2006, the Partnership obtained a $4,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000.

Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and to sustain its operating cash needs until the Hotel begins generating net income which the Partnership expects to be in the Spring of 2006. The Partnership believes that the revenues expected to be generated from the Hotel operations will be sufficient to meet all of its current and future obligations and financial requirements.

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

(b) Registrant did not file any reports on Form 8-K during the quarter covered by this Report.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: February 13, 2006                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2006                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: February 13, 2006                   by  /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer)