Form 10QSB
period 2006-09-30
SANTA FE FINANCIAL CORP
filed 2006-11-14
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,241,810 shares of issuer's $.10 Par Value Common Stock were outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                               PAGE

  Item 1. Consolidated Financial Statements

    Consolidated Balance Sheet - As of September 30, 2006 (Unaudited)        3

    Consolidated Statements of Operations (Unaudited) - For the
     Three Months ended September 30, 2006 and September 30, 2005            4

    Consolidated Statements of Cash Flows (Unaudited) - For the
     Three Months ended September 30, 2006 and September 30, 2005            5

    Notes to Consolidated Financial Statements                               6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     12

  Item 3. Controls and Procedures                                           18


PART II. OTHER INFORMATION

  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                         19

  Item 6.  Exhibits and Reports on Form 8-K.                                20


SIGNATURES                                                                  20

                                  PART I
                           FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)
As of September 30,                                            2006
                                                           -----------
ASSETS
 Investment in hotel, at cost:
  Land                                                    $  1,124,000
  Furniture and equipment                                   15,095,000
  Building and improvements                                 42,204,000
  Accumulated depreciation                                 (15,837,000)
                                                           -----------
                                                            42,586,000
                                                            ----------
 Investment in real estate, at cost:
  Land                                                       2,430,000
  Building and improvements                                  2,575,000
  Accumulated depreciation                                    (468,000)
                                                           -----------
                                                             4,537,000
                                                           -----------
  Cash and cash equivalents                                  2,609,000
  Investment in marketable securities                       15,199,000
  Other investments                                          3,000,000
  Other assets                                               7,431,000
  Deferred tax asset                                         2,018,000
                                                           -----------
Total assets                                              $ 77,380,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                     7,444,000
  Due to securities broker                                   6,239,000
  Obligations for securities sold                            2,664,000
  Mortgage notes payable - real estate                       2,239,000
  Mortgage notes payable - hotel                            45,617,000
                                                           -----------
Total liabilities                                           64,203,000
                                                           -----------

Minority interest                                            1,747,000
                                                           -----------
Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share
   Authorized shares - 1,000,000                                     -
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          3,439,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                  11,430,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 77,380,000
                                                           ===========

See accompanying notes to consolidated financial statements.


                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended September 30,                  2006           2005
                                                       ----------     -----------
Justice Investors operations:
 Hotel and garage revenue                             $ 7,592,000    $          -
  Operating expense                                    (6,360,000)              -
  Interest expense                                       (749,000)              -
  Real estate taxes                                      (180,000)              -
  Depreciation and amortization                        (1,034,000)              -
                                                       ----------      ----------
    Loss from Justice Investors operations               (731,000)              -
                                                       ----------      ----------
Real estate operations:
 Rental income                                            115,000         114,000
  Property operating expense                              (70,000)        (44,000)
  Mortgage interest expense                               (43,000)        (44,000)
  Depreciation expense                                    (19,000)        (19,000)
                                                       ----------      ----------
    Income(loss) from real estate operations              (17,000)          7,000
                                                       ----------      ----------

  Equity in net loss of Justice Investors                       -        (728,000)
                                                       ----------      ----------

  General and administrative expenses                    (221,000)       (189,000)
  Amortization of excess purchase price - Justice         (21,000)        (21,000)
                                                       ----------       ---------
                                                         (242,000)       (210,000)
                                                       ----------       ---------
 Investment transactions:
  Net losses on marketable securities                    (509,000)       (148,000)
  Dividend and interest income                             43,000         161,000
  Margin interest and trading expenses                   (180,000)       (156,000)
  Other income, net                                             -          13,000
                                                       ----------      ----------
    Total other loss                                     (646,000)       (130,000)
                                                       ----------      ----------
Loss before income taxes and
 minority interest                                     (1,636,000)     (1,061,000)

Income tax benefit                                        642,000         413,000
                                                       ----------      ----------
Loss before minority interest                            (994,000)       (648,000)

Minority interest benefit, net of tax                     520,000         189,000
                                                       ----------      ----------
Net loss                                              $  (474,000)    $  (459,000)

Preferred stock dividend                                        -         (13,000)
                                                       ----------      ----------
Loss available to common shareholders                 $  (474,000)    $  (472,000)
                                                       ==========      ==========
Basic loss per share                                  $     (0.38)     $    (0.40)
                                                       ==========      ==========
Weighted average number of shares
  outstanding                                           1,241,810       1,178,210
                                                       ==========      ==========

See accompanying notes to consolidated financial statements.


                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the three months ended September 30,                      2006          2005
                                                           ----------    ----------
Cash flows from operating activities:
  Net loss                                               $   (474,000)  $  (459,000)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Equity in net loss of Justice Investors                         -       749,000
    Net unrealized losses on marketable securities            372,000       228,000
    Minority interest benefit                                (520,000)     (189,000)
    Depreciation and amortization                           1,052,000        19,000
    Changes in operating assets and liabilities:
      Investment in marketable securities                   3,045,000    (1,361,000)
      Other investments and other assets                   (1,486,000)   (1,631,000)
      Accounts payable and accrued expenses                   393,000       138,000
      Due to securities broker                             (1,390,000)    2,801,000
      Obligations for securities sold                        (528,000)     (200,000)
                                                           ----------    ----------
  Net cash provided by operating activities                   464,000        95,000
                                                           ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable                (111,000)       (8,000)
  Dividends paid to preferred shareholders                          -       (13,000)
                                                           ----------    ----------
Net cash used in financing activities                        (111,000)      (21,000)
                                                           ----------    ----------

Cash flows from investing activities:
  Additions to furniture, equipment and
   building improvements                                     (358,000)            -
                                                           ----------    ----------
Net cash used in investing activities                        (358,000)            -
                                                           ----------    ----------

Net (decrease)increase in cash and cash equivalents            (5,000)       74,000

Cash and cash equivalents at beginning of period            2,614,000        72,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $  2,609,000   $   146,000
                                                           ==========    ==========

Supplemental disclosure of non-cash activities:
 Consolidation of Justice Investors
  Gross components:
   Assets(including cash of $2,352,000)                  $(42,975,000)             -
   Liabilities                                             52,366,000              -
   Investment in Justice                                   (7,321,000)             -
   Minority interest                                       (2,343,000)             -


See accompanying notes to consolidated financial statements.

                      SANTA FE FINANCIAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies
    ---------------------------------------------------------

The consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation ("Santa Fe" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated.

The Company's operations primarily consist of owning and managing a hotel property through its 68.8%-owned consolidated subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% interest in Justice. Portsmouth also serves as one of the two general partners of the Partnership. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. As discussed below, the financial statements of Justice have been consolidated with those of the Company, effective as of the first reporting period of its fiscal year beginning July 1, 2006.

The Company also derives income from its rental properties and the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from a related party, The InterGroup Corporation ("InterGroup"), which controls approximately 78.1% of the voting stock of the Company.
Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California. Woodland Village is consolidated in the Company's financial statements.

Certain prior quarter balances have been reclassified to conform with the current quarter presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2006.

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2007.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are the 6% cumulative, convertible, voting preferred stock. As of September 30, 2006, there were no preferred stock outstanding. As of September 30, 2005, the conversion price of the preferred stock was above the market value of the Company's common stock, consequently, the preferred stock was not considered dilutive.


2.  Investment in Justice Investors
    -------------------------------

Justice Investors owns the land, improvements and leaseholds now known as the Hilton San Francisco Financial District, a 549-room hotel located at 750 Kearny Street, San Francisco, California (the "Hotel").
All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit.

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

Under the amendment to paragraph .09 of SOP 78-9 the general partners of a limited partnership should be deemed to control a limited partnership; however, the rights of the limited partners may overcome that presumption of control. The guidance in EITF Issue No. 04-5 should be used to determine whether the rights of the limited partners overcome the presumption of control by the general partners. The presumption of control is not overcome by the rights of the limited partners and if a single general partner controls the limited partnership, that general partner should consolidate the limited partnership and apply the principles of accounting applicable for investments in subsidiaries. For existing partnership agreements such as Justice Investors, the guidance should be applied in financial statements issued for the first reporting period in the fiscal years beginning after December 15, 2005.

During the fiscal quarter ended March 31, 2006, Portsmouth conducted an assessment of its general and limited interest in Justice Investors under the new guidance provided by SOP 78-9-1. The Company determined that, under the limited partnership agreement, the limited partners of Justice do not have either "kick out rights" to remove Portsmouth as a general partner or "substantive participating rights" to direct the business of the Partnership. Significant in that assessment is the fact that the limited partners of Justice do not have the ability to dissolve (liquidate) the Partnership and effectively remove the general partners without the participation and consent of Portsmouth's 50.0% limited partnership interest since any action to sell the Partnership real property and dissolve the Partnership requires the approval of partners entitled to more than 72% of the net profit of the Partnership. Based on its assessment, Portsmouth concluded that rights of the limited partners under the Partnership agreement do not overcome the presumption that Portsmouth, as a general partner and a significant limited partner, controls the Partnership in accordance with guidance set forth in FSP SOP 78-9-1. Thus, effective with the first reporting period of its fiscal year beginning July 1, 2006, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company.

For the three months ended September 30, 2006, the results of operations for Justice were consolidated with those of Portsmouth. However, for the three months ended September 30, 2005, Portsmouth's investment in Justice was accounted for under the equity method. For comparative purposes, the statement of operations for Justice for the three months ended September 30, 2006 and September 30, 2005 are disclosed below.

The Company amortizes on a straight line basis the step up in the asset values which represents the excess purchase price over the underlying book value and is allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

Significant to note is the operations of the Hotel were temporarily closed down effective May 31, 2005, to complete the substantial renovations of the Hotel required by the Hilton Franchise Agreement. Thus, the Hotel did not generate any room or food and beverage revenues during the first quarter of fiscal 2005. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. As of January 12, 2006 the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

                                JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the three months ended September 30,       2006            2005
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  5,881,000     $         -
 Food and beverage                           1,015,000               -
 Rent - hotel garage                           430,000         157,000
 Other                                         266,000         121,000
   Total revenues                           ----------      ----------
                                             7,592,000         278,000
Operating expenses:
 Hotel rooms                                (1,917,000)         (6,000)
 Food and beverage                          (1,300,000)       (103,000)
 Other operating expenses                   (2,334,000)       (320,000)
 Interest expense                             (749,000)       (141,000)
 Real estate taxes                            (180,000)       (133,000)
 Depreciation and amortization              (1,034,000)       (140,000)
 General and administrative                   (822,000)       (900,000)
                                            ----------      ----------
   Total expenses                           (8,336,000)     (1,743,000)
                                            ----------      ----------
                                              (744,000)     (1,465,000)
Intercompany eliminations                       13,000          11,000
                                            ----------      ----------
Net loss                                  $   (731,000)    $(1,454,000)
                                            ==========      ==========

During the three months ended September 30, 2006, Portsmouth received monthly general partner management fees in the amount of $13,000 from Justice Investors. This amount was eliminated from Justice operating expenses during consolidation.

Below are the comparative standalone statements of operations for the Hotel for the indicated periods.

For the three months ended September 30,          2006           2005
                                               -----------     ----------
Operating revenue:
 Room                                         $  5,881,000    $         -
 Food and beverage                               1,015,000              -
 Other operating revenue                           178,000              -
                                               -----------     ----------
  Total operating revenue                        7,074,000              -
                                               -----------     ----------
Operating expenses:
 Rooms                                          (1,917,000)        (6,000)
 Food and beverage                              (1,300,000)      (103,000)
 Other operating expenses                       (3,214,000)      (509,000)
                                               -----------     ----------
  Total operating expenses                      (6,431,000)      (618,000)
                                               -----------     ----------
Net income(loss) from Hotel operations             643,000       (618,000)
Net expenses at Justice Investors               (1,374,000)      (836,000)
                                               -----------     ----------
Net loss from Justice Investors               $   (731,000)   $(1,454,000)
                                               ===========     ==========

3.  Investment in Marketable Securities
    -----------------------------------

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At September 30, 2006, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of September 30, 2006:

                             Gross          Gross             Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $12,260,000    $ 3,677,000     ($738,000)      $ 2,939,000      $ 15,199,000


As of September 30, 2006, the Company had $488,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2006, the Company had obligations for securities sold (equities short) of $2,664,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the three months ended September 30, 2006 and September 30, 2005, respectively.

For the three months ended September 30,              2006             2005
                                                  -----------      -----------
Realized (losses)gains on marketable securities   $  (137,000)     $    80,000
Unrealized losses on marketable securities           (372,000)        (228,000)
                                                  -----------      -----------
Net losses on marketable securities                  (509,000)     $  (148,000)
                                                  ===========      ===========


4.  Segment Information
    -------------------

The Company operates in three reportable segments, the operations of Justice Investors, its multi-family residential properties and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three months ended September 30, 2006 and September 30, 2005, respectively. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage. Operating income
(loss) from investment transactions consist of net investment gains(losses) and dividend and interest income.

                                   REAL ESTATE
                            -------------------------
Three months ended            Justice       Rental      Investment
September 30, 2006           Investors    Properties   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Operating income(loss)      $ 7,592,000   $   115,000   $  (466,000)  $         -  $   7,240,000
Operating expenses           (6,540,000)      (70,000)     (180,000)            -     (6,790,000)
                            -----------   -----------   -----------   -----------   ------------
                              1,052,000        45,000      (646,000)            -        450,000
Mortgage interest
 expense                       (749,000)      (43,000)            -             -       (792,000)
Depreciation and amort.      (1,034,000)      (19,000)            -             -     (1,052,000)
General and administrative
 Expense                              -             -             -      (221,000)      (221,000)
Amortization of excess
 purchase price                 (21,000)            -             -             -        (21,000)
Income tax benefit                    -             -             -       642,000        642,000
Minority interest               373,000             -             -       147,000        520,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $  (379,000)  $   (17,000)  $  (646,000)  $   568,000   $   (474,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $42,586,000   $ 4,537,000   $18,199,000   $12,058,000   $ 77,380,000
                            ===========   ===========   ===========   ===========   ============

                                    REAL ESTATE
                            -------------------------
Three months ended            Justice       Rental      Investment
September 30, 2005           Investors    Properties   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Operating income(loss)      $  (728,000)  $   114,000   $    13,000   $         -  $    (601,000)
Operating expenses                    -       (44,000)     (156,000)            -       (200,000)
                            -----------   -----------   -----------   -----------   ------------
                               (728,000)       70,000      (143,000)            -       (801,000)
Mortgage interest
 expense                              -       (44,000)            -             -        (44,000)
Depreciation                          -       (19,000)            -             -        (19,000)
General and administrative
 Expense                              -             -             -      (189,000)      (189,000)
Amortization of excess
 purchase price                 (21,000)            -             -             -        (21,000)
Other income                          -             -             -        13,000         13,000
Income tax benefit                    -             -             -       413,000        413,000
Minority interest                     -             -             -       189,000        189,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $  (749,000)  $     7,000   $  (143,000)  $   426,000   $   (459,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $ 4,604,000   $ 5,049,000   $16,137,000   $ 1,759,000   $ 27,549,000
                            ===========   ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2006 and September 30, 2005, the Company and Portsmouth made payments to InterGroup of $36,000 and $40,000, respectively.

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

During the three months ended September 30, 2006, Portsmouth received monthly general partner management fees in the total amount of $13,000 and $50,000 in repositioning fees from Justice Investors. Portsmouth also has a receivable from Justice in the amount of $50,000 for the balance of repositioning fees earned during the prior fiscal year. All of those amounts were eliminated in the consolidation of Justice.



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Form 10-KSB Report for the fiscal year ended June 30, 2006, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's 68.8% owned subsidiary, Portsmouth, has a 50.0% interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). Portsmouth serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 2 to the Consolidated Financial Statements.

The Hotel is operated by the Partnership, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to-day management functions. The Partnership also derives income from the lease of the garage portion of the property to Evon Corporation ("Evon"), the managing general partner of Justice, and from a lease with Tru Spa for a portion of the lobby level of the Hotel. The Company also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets.

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

Effective May 31, 2005, the Partnership temporarily closed down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby remained open during the renovation work, although the operations of both were impacted during that period of time.

As of January 12, 2006 the Hotel renovation work was substantially completed, at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.


Three Months Ended September 30, 2006 Compared to Three Months
Ended September 30, 2005

The Company had a net loss of $474,000 for the three months ended September 30, 2006 compared to a net loss of $459,000 for the three months ended September 30, 2005. As discussed below, although the net loss remained relatively consistent, the Company had a significantly smaller loss related to the operations of Justice Investors, partially offset by the significant increase in the net loss from marketable securities, the reduction of dividend and interest income, the increase in general and administrative expenses and the loss from real estate operations.

The net loss from the operations of Justice Investors decreased to $744,000 for the three months ended September 30, 2006 from a net loss of $1,465,000(before minority interest of $727,000) for the three months ended September 30, 2005. That decrease was primarily attributable to net income generated from the operations of the Hotel during the current quarter compared to the prior quarter when the Hotel was temporarily closed for major renovations and from higher garage rental income in the current quarter. Those results were partially offset by higher interest costs, insurance costs, property taxes and greater depreciation and amortization expenses resulting from the renovation of the Hotel.

For the three months ended September 30, 2006, the Hotel operations generated net income of $643,000 on total operating revenues of approximately $7,074,000, while there were no revenues from the operations of the Hotel during the three months ended September 30, 2005. Garage rent increased to $430,000 from $157,000 primarily due to the Hotel being open during the current quarter. The average daily room rate for the Hotel was approximately $151 and the average occupancy rate was approximately 77% for the three months ended September 30, 2006.

Occupancy and average daily room rates have continued to improve since the Hotel's reopening in January 2006 as the Hotel ramped up its operations and new programs were implemented to increase revenues. However, the Hotel's food and beverage operations remain problematic as they continue to generate losses, primarily attributable to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants. Management will continue to work closely with Dow and Hilton to address these issues and to improve the operations of the Hotel.

From its real estate operations, the Company had a loss of $17,000 for the three months ended September 30, 2006 as compared to income of $7,000 for the three months ended September 30, 2006. Rental income remained consistent, however, operating expenses increased to $70,000 from $44,000 as the result of the higher replacement and repair expenses related to the Company's 27-unit apartment building.

Corporate general and administrative expenses increased to $221,000 for the three months ended September 30, 2006 from $189,000 for the three months ended September 30, 2005 primarily as the result of the increase in audit related fees.

Net losses on marketable securities increased to $509,000 for the three months ended September 30, 2006 from $148,000 for the three months ended September 30, 2005. For the three months ended September 30, 2006, the Company had net unrealized losses of $372,000 and net realized losses of $137,000. For the three months ended September 30, 2005, the Company had net unrealized losses of $228,000 and net realized gains of $80,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $43,000 for the three months ended September 30, 2006 from $161,000 for the three months ended September 30, 2005 as a result of the decreased investment in income yielding securities during the quarter ended September 30, 2006.

The provision for income tax benefit increased to $642,000 for the three months ended September 30, 2006 from $413,000 for the three months ended September 30, 2005 as the result of the higher pre-tax loss incurred by the Company during the current quarter.

Minority interest benefit increased to $520,000 from $189,000 primarily as the result of the $373,000 minority interest benefit recognized during the quarter ended September 30, 2006 related to the consolidation of Justice Investors. This was the first quarter Portsmouth consolidated Justice Investors.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 41 different equity positions. The portfolio contains five equity securities that are more than 5% of the equity value of the portfolio, with the largest being 10.7% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2006, the Company had investments in marketable equity securities of $15,199,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2006.

                                                               % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   REITs and building materials        $ 2,548,000               16.8%
   Telecommunications and media          2,076,000               13.7%
   Technology and internet               1,998,000               13.1%
   Retail and consumer goods             1,816,000               11.9%
   Services                              1,623,000               10.7%
   Newspapers and paper mills            1,103,000                7.3%
   Dairy products                        1,050,000                6.9%
   Insurance, banks and brokers            829,000                5.5%
   Pharmaceuticals and healthcare          771,000                5.1%
   Other                                 1,385,000                9.0%
                                       ------------           ----------
                                       $15,199,000              100.0%
                                       ============           ==========

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective period.

For the three months ended September 30,        2006              2005
                                            -------------     -------------

Net losses on marketable securities          $  (509,000)     $   (148,000)
Dividend and interest income                      43,000           161,000
Margin interest expense                          (97,000)          (75,000)
Trading and management expenses                  (83,000)          (81,000)
                                              ----------        ----------
                                             $  (646,000)     $   (143,000)
                                              ==========        ==========


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel operations of the Hotel were temporarily closed down on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, the partnership is not expected to pay any limited partnership distributions until some time after operations of the Hotel stabilize under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company has had to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

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

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank ("UCB"). The term of the LOC is for 60 months at an annual interest rate, based on an index selected by Justice at the time of the advance, equal to the Wall Street Journal Prime Rate or the Libor

Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due a maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership pursuant to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. On May 23, 2006, Justice obtained a short term increase of its LOC of an additional $2,000,000, raising the total amount available to the Partnership to $16,500,000. If the short term increase of is not paid off by December 31, 2006, UCB has the right to record a lien on the Hotel property for the additional $2,000,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of September 30, 2006, approximately $16,079,000 of the LOC was utilized.

The Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and the period of time necessary to ramp up operations. The Hotel started to generate net operating income from its operations in June 2006, which have continued to improve in the first quarter of the Company's current fiscal year. Management believes that the revenues expected to be generated from the Hotel operations and the garage lease will be sufficient to meet all of its current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary.

The additional amount of leverage related to the Prudential Loan and the utilization of the LOC and the associated debt service will create additional risk for the Company and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. Justice also does not anticipate paying any partnership distributions until net income from the operations of the Hotel and capital requirements warrant such distributions.
As a result, the Company may have to continue to rely on revenues generated from the investment of its cash and securities assets during that transition period.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

Although the Company may be facing a period of time without partnership distributions, management believes that its cash, securities assets, and the cash flows generated from those assets, will be adequate to meet the Company's current and future obligations.


MATERIAL CONTRACTUAL OBLIGATIONS

The Company does not have any material contractual obligations or commercial commitments other than the mortgages of its rental properties and Justice Investors' first mortgage loan with Prudential and its LOC with United Commercial Bank.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that the Dow is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

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



                              PART II.
                          OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) Purchases of equity securities by the small business issuer and affiliated purchasers.

Santa Fe did not repurchase any of its own securities during the first quarter of its fiscal year ending June 30, 2007 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe's common stock made by The InterGroup Corporation, for its own account, during the first quarter of fiscal 2007. InterGroup can be considered an affiliated purchaser.


              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly     Yet Be Purchased
 2007         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(July 1-          -               -                -                      N/A
July 31)
--------------------------------------------------------------------------------------
Month #2
(Aug. 1-          -               -                -                      N/A
Aug. 31)
--------------------------------------------------------------------------------------
Month #3
(Sept. 1-     1,000          $17.55                -                      N/A
Sept. 30)
--------------------------------------------------------------------------------------
Total         1,000          $17.55                -                      N/A
--------------------------------------------------------------------------------------


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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: November 14, 2006                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 14, 2006                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: November 14, 2006                   by  /s/ David T. Nguyen
                                              --------------------------
                                              David T. Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer