Form 10QSB
period 2007-03-31
SANTA FE FINANCIAL CORP
filed 2007-05-14
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,241,810 shares of issuer's $.10 Par Value Common Stock were outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                               PAGE

  Item 1. Consolidated Financial Statements
    Consolidated Balance Sheet - As of March 31, 2007 (Unaudited)            3

    Consolidated Statements of Operations (Unaudited) - For the
     Three Months ended March 31, 2007 and March 31, 2006                    4

    Consolidated Statements of Operations (Unaudited) - For the
     Nine Months ended March 31, 2007 and March 31, 2006                     5

    Consolidated Statements of Cash Flows (Unaudited) - For the
     Nine Months ended March 31, 2007 and March 31, 2006                     6

    Notes to Consolidated Financial Statements                               7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     15

  Item 3. Controls and Procedures                                           24


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Shareholders                  25

  Item 5.  Exhibits and Reports on Form 8-K.                                25

SIGNATURES                                                                  26

                                  PART I
                           FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of March 31,                                                2007
                                                           -----------
ASSETS
 Investment in hotel, at cost:
  Land                                                    $  1,124,000
  Furniture and equipment                                   15,260,000
  Building and improvements                                 42,961,000
  Accumulated depreciation                                 (17,812,000)
                                                           -----------
                                                            41,533,000
                                                            ----------
 Investment in real estate, at cost:
  Land                                                       2,430,000
  Building and improvements                                  2,578,000
  Accumulated depreciation                                    (509,000)
                                                           -----------
                                                             4,499,000
                                                           -----------
  Cash and cash equivalents                                  3,104,000
  Investment in marketable securities                       13,651,000
  Other investments                                          5,225,000
  Other assets                                               8,332,000
  Deferred tax asset                                         2,018,000
                                                           -----------
Total assets                                              $ 78,362,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                  $  7,835,000
  Due to securities broker                                   7,205,000
  Obligations for securities sold                              717,000
  Mortgage notes payable - real estate                       2,222,000
  Mortgage notes payable - hotel                            48,316,000
                                                           -----------
Total liabilities                                           66,295,000
                                                           -----------

Minority interest                                               21,000

Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share; none issued
   Authorized shares - 1,000,000                                     -
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          4,055,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                  12,046,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 78,362,000
                                                           ===========

The accompanying notes are an integral part of the consolidated financial statements.


                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended March 31,                      2007           2006
                                                       ----------     -----------
Justice Investors operations:
 Hotel and garage revenue                             $ 7,654,000    $          -
 Operating expense                                     (7,297,000)              -
 Interest expense                                        (745,000)              -
 Real estate taxes                                       (176,000)              -
 Depreciation and amortization                         (1,042,000)              -
                                                       ----------      ----------
    Loss from Justice Investors operations             (1,606,000)              -
                                                       ----------      ----------

Equity in net loss of Justice Investors                         -      (1,564,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            127,000         109,000
 Property operating expense                               (83,000)        (51,000)
 Mortgage interest expense                                (43,000)        (43,000)
 Depreciation expense                                     (20,000)        (19,000)
                                                       ----------      ----------
    Loss from real estate operations                      (19,000)         (4,000)
                                                       ----------      ----------

  General and administrative expenses                    (279,000)       (185,000)
  Other expense                                           (21,000)        (21,000)
                                                       ----------       ---------
                                                         (300,000)       (206,000)
                                                       ----------       ---------
 Investment transactions:
  Net gains on marketable securities                    1,017,000       2,456,000
  Dividend and interest income                             41,000          69,000
  Margin interest and trading expenses                   (194,000)       (178,000)
  Other income, net                                             -         232,000
                                                       ----------      ----------
    Total other income                                    864,000       2,579,000
                                                       ----------      ----------
Income(loss) before income taxes and
 minority interest                                     (1,061,000)        805,000

Income tax benefit(expense)                               448,000        (259,000)
                                                       ----------      ----------
Income(loss) before minority interest                    (613,000)        546,000

Minority interest benefit, net of tax                     854,000          13,000
                                                       ----------      ----------
Net income                                            $   241,000     $   559,000
                                                       ==========      ==========
Basic income per share                                $      0.19     $      0.45
                                                       ==========      ==========
Weighted average number of shares
  outstanding                                           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.


                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the nine months ended March 31,                       2007           2006
                                                       ----------     -----------
Justice Investors operations:
 Hotel and garage revenue                            $ 23,362,000    $          -
 Operating expense                                    (20,760,000)              -
 Interest expense                                      (2,180,000)              -
 Real estate taxes                                       (558,000)              -
 Depreciation and amortization                         (3,116,000)              -
                                                       ----------      ----------
    Loss from Justice Investors operations             (3,252,000)              -
                                                       ----------      ----------

Equity in net loss of Justice Investors                         -      (3,303,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            367,000         339,000
 Property operating expense                              (197,000)       (142,000)
 Mortgage interest expense                               (129,000)       (130,000)
 Depreciation expense                                     (60,000)        (57,000)
                                                       ----------      ----------
    Income(loss) from real estate operations              (19,000)         10,000
                                                       ----------      ----------

  General and administrative expenses                    (696,000)       (610,000)
  Other expense                                           (63,000)        (63,000)
                                                       ----------       ---------
                                                         (759,000)       (673,000)
                                                       ----------       ---------
 Investment transactions:
  Net gains on marketable securities                    1,679,000       3,072,000
  Impairment loss on other investments                          -         (16,000)
  Dividend and interest income                            136,000         287,000
  Margin interest and trading expenses                   (534,000)       (486,000)
  Other income, net                                             -         258,000
                                                       ----------      ----------
    Total other income                                  1,281,000       3,115,000
                                                       ----------      ----------
Loss before income taxes and
 minority interest                                     (2,749,000)       (851,000)

Income tax benefit                                      1,145,000         385,000
                                                       ----------      ----------
Loss before minority interest                          (1,604,000)       (466,000)

Minority interest benefit, net of tax                   1,746,000         345,000
                                                       ----------      ----------
Net income(loss)                                      $   142,000     $  (121,000)

Preferred stock dividend                                        -         (26,000)
                                                       ----------      ----------
Income(loss) available to common shareholders         $   142,000     $  (147,000)
                                                       ==========      ==========
Basic income(loss) per share                          $      0.11     $     (0.13)
                                                       ==========      ==========
Weighted average number of shares
  outstanding                                           1,241,810       1,199,101
                                                       ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.


                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the nine months ended March 31,                           2007          2006
                                                           ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                       $    142,000   $  (121,000)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Equity in net income(loss) of Justice Investors                 -     3,303,000
    Net unrealized losses(gains) on marketable securities      44,000    (3,184,000)
    Impairment loss on other investments                            -        16,000
    Minority interest                                      (1,746,000)     (345,000)
    Depreciation and amortization                           3,176,000        57,000
    Changes in assets and liabilities:
      Investment in marketable securities                   4,921,000    (5,088,000)
      Other investments and other assets                   (4,612,000)   (1,129,000)
      Accounts payable and other liabilities                  784,000       167,000
      Due to securities broker                               (424,000)    5,966,000
      Obligations for securities sold                      (2,475,000)      616,000
                                                           ----------    ----------
  Net cash (used in) provided by operating activities        (190,000)      258,000
                                                           ----------    ----------
Cash flows from investing activities:
  Additions to furniture, equipment and
   building improvements                                   (1,391,000)            -
                                                           ----------    ----------
Net cash used in investing activities                      (1,391,000)            -
                                                           ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable                 (26,000)      (25,000)
  Proceeds from new mortgage note payable                  19,000,000
  Pay-off of letter of credit                             (16,403,000)
  Dividends paid to preferred shareholders                          -       (26,000)
  Cash distributions to minority partners                    (500,000)
                                                           ----------    ----------
Net cash provided by(used in) financing activities          2,071,000       (51,000)
                                                           ----------    ----------
Net increase in cash and cash equivalents                     490,000       207,000

Cash and cash equivalents at beginning of period            2,614,000        72,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $  3,104,000   $   279,000
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

The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2007.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares were the 6% cumulative, convertible, voting preferred stock. As of March 31, 2007 and 2006, there was no preferred stock outstanding.


2.  Investment in Justice Investors
    -------------------------------

Justice Investors owns the land, improvements and leaseholds known as the Hilton San Francisco Financial District, a 545-room hotel located at 750 Kearny Street, San Francisco, California (the "Hotel").

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

On March 27, 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership's first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

As a condition of the Second Prudential Loan, Justice was required to obtain a standby letter of credit in an amount of $1,500,000 to serve as security for potential liabilities arising out of the litigation pending between the Partnership and Allied Construction Management, Inc. and its subcontractors (the "Allied Litigation") over disputed construction change orders. Justice believes that it has good and meritorious defenses to the claims asserted in the Allied Litigation and that the funds provided for by the letter of credit will not have to be used.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of March 31, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related for the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

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

For the three and nine months ended March 31, 2007, the results of operations for Justice were consolidated with those of the Company. However, for the three and nine months ended March 31, 2006, the Company's investment in Justice was accounted for under the equity method. For comparative purposes, the statement of operations for Justice for the three and nine months ended March 31, 2007 and March 31, 2006 are disclosed below.

Significant to note is the operations of the Hotel were temporarily closed down effective May 31, 2005, to complete the substantial renovations of the Hotel required by the Hilton Franchise Agreement. Thus, the Hotel did not generate any room or food and beverage revenues during the first six and one-half months of fiscal 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. As of January 12, 2006 the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

                                JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the three months ended March 31,           2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  5,705,000     $ 2,461,000
 Food and beverage                           1,456,000         649,000
 Rent - hotel garage                           348,000         279,000
 Other                                         145,000         266,000
   Total revenues                           ----------      ----------
                                             7,654,000       3,655,000
Operating expenses:
 Hotel rooms                                (1,906,000)     (1,215,000)
 Food and beverage                          (1,494,000)     (1,095,000)
 Other operating expenses                   (2,420,000)     (2,209,000)
 Interest expense                             (745,000)       (490,000)
 Real estate taxes                            (176,000)       (163,000)
 Depreciation and amortization              (1,042,000)       (555,000)
 General and administrative                 (1,628,000)     (1,069,000)
                                            ----------      ----------
   Total expenses                           (9,411,000)     (6,796,000)
                                            ----------      ----------
                                            (1,757,000)     (3,141,000)
Intercompany eliminations                      151,000         232,000
                                            ----------      ----------
Net loss                                  $ (1,606,000)    $(2,909,000)
                                            ==========      ==========


                               JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the nine months ended March 31,             2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $ 17,773,000     $ 2,460,000
 Food and beverage                           3,781,000         649,000
 Rent - hotel garage                         1,159,000         604,000
 Other                                         649,000         301,000
   Total revenues                           ----------      ----------
                                            23,362,000       4,014,000
Operating expenses:
 Hotel rooms                                (5,623,000)     (1,400,000)
 Food and beverage                          (4,138,000)     (1,152,000)
 Other operating expenses                   (7,520,000)     (3,434,000)
 Interest expense                           (2,180,000)       (506,000)
 Real estate taxes                            (558,000)       (346,000)
 Depreciation and amortization              (3,116,000)       (839,000)
 General and administrative                 (3,656,000)     (2,969,000)
                                            ----------      ----------
   Total expenses                          (26,791,000)    (10,646,000)
                                            ----------      ----------
                                            (3,429,000)     (6,632,000)
Intercompany eliminations                      177,000         258,000
                                            ----------      ----------
Net loss                                  $ (3,252,000)    $(6,374,000)
                                            ==========      ==========

During the three and nine months ended March 31, 2007, Portsmouth received monthly general partner management fees in the amount of $151,000 and $177,000, respectively, from Justice Investors. These amounts were eliminated from the Justice operating expenses during consolidation.

Below are the comparative standalone statements of operations for the Hotel for the indicated periods.


For the three months ended March 31,               2007           2006
                                               -----------     ----------
Operating revenue:
 Room                                         $  5,705,000    $ 2,461,000
 Food and beverage                               1,456,000        649,000
 Other operating revenue                           110,000        232,000
                                               -----------     ----------
  Total operating revenue                        7,271,000      3,342,000
                                               -----------     ----------
Operating expenses:
 Rooms                                          (1,906,000)    (1,215,000)
 Food and beverage                              (1,494,000)    (1,095,000)
 Other operating expenses                       (3,371,000)    (2,804,000)
                                               -----------     ----------
  Total operating expenses                      (6,771,000)    (5,114,000)
                                               -----------     ----------
Net income(loss) from Hotel operations             500,000     (1,772,000)
Net expenses at Justice Investors               (2,106,000)    (1,137,000)
                                               -----------     ----------
Net loss from Justice Investors               $ (1,606,000)   $(2,909,000)
                                               ===========     ==========


For the nine months ended March 31,                 2007           2006
                                               -----------     ----------
Operating revenue:
 Room                                         $ 17,773,000    $ 2,460,000
 Food and beverage                               3,781,000        649,000
 Other operating revenue                           459,000        240,000
                                               -----------     ----------
  Total operating revenue                       22,013,000      3,349,000
                                               -----------     ----------
Operating expenses:
 Rooms                                          (5,623,000)    (1,400,000)
 Food and beverage                              (4,138,000)    (1,152,000)
 Other operating expenses                      (10,288,000)    (4,763,000)
                                               -----------     ----------
  Total operating expenses                     (20,049,000)    (7,315,000)
                                               -----------     ----------
Net income(loss) from Hotel operations           1,964,000     (3,966,000)
Net expenses at Justice Investors               (5,216,000)    (2,408,000)
                                               -----------     ----------
Net loss from Justice Investors               $ (3,252,000)   $(6,374,000)
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

At March 31, 2007, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of March 31, 2007:

                             Gross          Gross             Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $10,329,000    $ 3,874,000     ($552,000)      $ 3,322,000      $ 13,651,000


As of March 31, 2007, the Company had $341,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2007, the Company had obligations for securities sold (equities short) of $717,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the two components for the three and nine months ended March 31, 2007 and March 31, 2006, respectively.


For the three months ended March 31,                   2007             2006
                                                    -----------      -----------
Realized gains(losses) on marketable securities     $   303,000      $   (42,000)
Unrealized gains on marketable securities               714,000        2,498,000
                                                    -----------      -----------
Net gains on marketable securities                  $ 1,017,000      $ 2,456,000
                                                    ===========      ===========

For the nine months ended March 31,                    2007             2006
                                                    -----------      -----------
Realized gains(losses) on marketable securities     $ 1,723,000      $  (112,000)
Unrealized (losses)gains on marketable securities       (44,000)       3,184,000
                                                    -----------      -----------
Net gains on marketable securities                  $ 1,679,000      $ 3,072,000
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

Information below represents reporting segments for the three and nine months ended March 31, 2007 and March 31, 2006, respectively. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage. Operating income from investment transactions consist of net investment gains (losses) and dividend and interest income.

                                   REAL ESTATE
                            -------------------------
Three months ended            Justice       Rental      Investment
March 31, 2007               Investors    Properties   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Operating income            $ 7,654,000   $   127,000   $ 1,058,000   $         -  $   8,839,000
Operating expenses           (7,473,000)      (83,000)     (194,000)            -     (7,750,000)
                            -----------   -----------   -----------   -----------   ------------
                                181,000        44,000       864,000             -      1,089,000
Mortgage interest
 expense                       (745,000)      (43,000)            -             -       (788,000)
Depreciation and amort.      (1,042,000)      (20,000)            -             -     (1,062,000)
General and administrative
 Expense                              -             -             -      (279,000)      (279,000)
Other expense                   (21,000)            -             -             -        (21,000)
Income tax benefit                    -             -             -       448,000        448,000
Minority interest               879,000             -             -       (25,000)       854,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $  (748,000)  $   (19,000)  $   864,000   $   144,000   $    241,000
                            ===========   ===========   ===========   ===========   ============
Total Assets                $46,679,000   $ 4,499,000   $18,876,000   $ 8,319,000   $ 78,373,000
                            ===========   ===========   ===========   ===========   ============

                                   REAL ESTATE
                            -------------------------
Three months ended            Justice       Rental      Investment
March 31, 2006               Investors    Properties   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Operating income(loss)      $(1,564,000)   $  109,000   $ 2,525,000   $         -  $   1,070,000
Operating expenses                    -       (51,000)     (178,000)            -       (229,000)
                            -----------   -----------   -----------   -----------   ------------
                             (1,564,000)       58,000     2,347,000             -        841,000
Mortgage interest
 expense                              -       (43,000)            -             -        (43,000)
Depreciation and amort.               -       (19,000)            -             -        (19,000)
General and administrative
 Expense                              -             -             -      (185,000)      (185,000)
Other income(expense)           (21,000)            -             -       232,000        211,000
Income tax expense                    -             -             -      (259,000)      (259,000)
Minority interest                     -             -             -        13,000         13,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(1,585,000)  $    (4,000)  $ 2,347,000   $  (199,000)  $    559,000
                            ===========   ===========   ===========   ===========   ============
Total Assets                $ 4,566,000   $ 2,431,000   $23,081,000   $ 1,635,000   $ 31,713,000
                            ===========   ===========   ===========   ===========   ============

                                   REAL ESTATE
                            -------------------------
Nine months ended             Justice       Rental      Investment
March 31, 2007               Investors    Properties   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Operating income            $23,362,000   $   367,000   $ 1,815,000   $         -  $  25,544,000
Operating expenses          (21,318,000)     (197,000)     (534,000)            -    (22,049,000)
                            -----------   -----------   -----------   -----------   ------------
                              2,044,000       170,000     1,281,000             -      3,495,000
Mortgage interest
 expense                     (2,180,000)     (129,000)            -             -     (2,309,000)
Depreciation and amort.      (3,116,000)      (60,000)            -             -     (3,176,000)
General and administrative
 Expense                              -             -             -      (696,000)      (696,000)
Other expense                   (63,000)            -             -             -        (63,000)
Income tax benefit                    -             -             -     1,145,000      1,145,000
Minority interest             1,714,000             -             -        32,000      1,746,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(1,601,000)  $   (19,000)  $ 1,281,000   $   481,000   $    142,000
                            ===========   ===========   ===========   ===========   ============
Total Assets                $46,679,000   $ 4,499,000   $18,876,000   $ 8,319,000   $ 78,373,000
                            ===========   ===========   ===========   ===========   ============

                             REAL ESTATE
                            -------------------------
Nine months ended             Justice       Rental      Investment
March 31, 2006               Investors    Properties   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Operating income(loss)      $(3,303,000)   $  339,000   $ 3,343,000   $         -  $     379,000
Operating expenses                    -      (142,000)     (486,000)            -       (628,000)
                            -----------   -----------   -----------   -----------   ------------
                             (3,303,000)      197,000     2,857,000             -       (249,000)
Mortgage interest
 expense                              -      (130,000)            -             -       (130,000)
Depreciation and amort.               -       (57,000)            -             -        (57,000)
General and administrative
 Expense                              -             -             -      (610,000)      (610,000)
Other income(expense)           (63,000)            -             -       258,000        195,000
Income tax benefit                    -             -             -       385,000        385,000)
Minority interest                     -             -             -       345,000        345,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(3,366,000)  $    10,000   $ 2,857,000   $   378,000   $   (121,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $ 4,566,000   $ 2,431,000   $23,081,000   $ 1,635,000   $ 31,713,000
                            ===========   ===========   ===========   ===========   ============

5.  Related Party Transactions
    --------------------------

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 2007 and March 31, 2006, the Company and Portsmouth made payments to InterGroup of $36,000 and $40,000, respectively. For the nine months ended March 31, 2007 and March 31, 2006, the Company and Portsmouth made payments to InterGroup of $108,000 and $120,000, respectively.

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


RESULTS OF OPERATIONS

The Company's 68.8% owned subsidiary, Portsmouth, has a 50.0% interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). Portsmouth serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 2 to the Consolidated Financial Statements.

The Hotel is operated by the Partnership, with the assistance of a Management Agreement with Prism Hospitality L.P. ("Prism Hospitality") to perform the day-to-day management functions.

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


Recent Developments

On February 9, 2007, Justice entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to another management company, Prism Hospitality. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas and the Caribbean. The management agreement with Prism is on the same general terms and conditions as the agreement with Dow, with the exception of certain provisions unique to renovation and transition of the Hotel that are no longer applicable. Like the Dow agreement, the management agreement with Prism can be terminated by the Partnership upon ninety days written notice. The effective date of the transition of the management agreement to Prism was February 10, 2007. The operations of the Hotel continued uninterrupted as if no termination had occurred and Justice honored all bookings and contracts for the use of the Hotel and retained all of the on-site employees with the exception of one management position. Justice continues to work with Dow to finalize the prorations and allocations of certain insurance costs and management fees.

On March 27, 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership's first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

As a condition of the Second Prudential Loan, Justice was required to obtain a standby letter of credit in an amount of $1,500,000 to serve as security for potential liabilities arising out of the litigation pending between the Partnership and Allied Construction Management, Inc. and its subcontractors (the "Allied Litigation") over disputed construction change orders. Justice believes that it has good and meritorious defenses to the claims asserted in the Allied Litigation and that the funds provided for by the letter of credit will not have to be used.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of March 31, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related for the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

On March 28, 2007, Justice paid a special limited partnership distribution in a total amount of $1,000,000, of which $500,000 is eliminated in consolidation. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant a special distribution, especially with the new financings in place to meet any additional capital needs. The general partners expect to conduct a review each quarter to set the amount of any quarterly distribution that may be appropriate based on the results of operations of the Hotel and other factors.


Three Months Ended March 31, 2007 Compared to Three Months
Ended March 31, 2006

The Company had net income of $241,000 for the three months ended March 31, 2007 compared to a net income of $559,000 for the three months ended March 31, 2006. As discussed below, the change was primarily due to a decrease in the net gains from marketable securities, partially offset by a reduction in the net loss from the operations of Justice Investors.

The net loss from the operations of Justice Investors was $1,606,000 for the three months ended March 31, 2007, compared to a net loss of $2,909,000 for the three months ended March 31, 2006 (see Footnote 2 for more details). The decrease was primarily attributable to net income generated from the operations of the Hotel during the current quarter compared to the comparable quarter when the Hotel did not reopen until January 12, 2006 after undergoing major renovations, and from higher garage rental income in the current quarter.
Those results were partially offset by greater depreciation and amortization expenses, interest costs, insurance costs and real estate taxes resulting from the renovation of the Hotel and from higher general and administrative expenses primarily due to increased legal and consulting fees related to the Allied Litigation, the termination and transition of the Hotel management agreement from Dow to Prism, and zoning issues.

For the three months ended March 31, 2007, the operations of the Hotel (on a standalone basis - see Footnote 2) generated net income of $500,000 on total operating revenues of approximately $7,271,000, compared to a loss from Hotel operations of $1,772,000 on total operating revenues of $3,342,000 during the three months ended March 31, 2006, when the Hotel first reopened on a limited basis on January 12, 2006. Garage rent increased to $348,000 from $279,000 primarily due to the Hotel being open for a longer period of time in the current quarter. The average daily room rate for the Hotel was approximately

$164 and the average occupancy rate was approximately 71% for the three months ended March 31, 2007, compared to an average daily rate of approximately $147 and an average occupancy rate of approximately 37% during the three months ended March 31, 2006 when the Hotel was opened on a limited basis.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have held steady this fiscal year even in December, January and February, which are typically three of the slower months in the San Francisco market. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. While the Hotel's food and beverage operations remain challenging, management was able to further reduce losses in that department during the current quarter. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

General and administrative expenses increased to $279,000 for the three months ended March 31, 2007 from $185,000 for the three months ended March 31, 2006 primarily as the result of $90,000 in Board authorized meeting fees paid to the members of the Company's Special Hotel Committee for their active oversight and involvement in the renovation and repositioning of the Hotel.

Net gains on marketable securities decreased to $1,017,000 for the three months ended March 31, 2007 from $2,456,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company had net realized gains of $303,000 and net unrealized gains of $714,000. For the three months ended March 31, 2006, the Company had net realized losses of $42,000 and net unrealized gains of $2,498,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $41,000 for the three months ended March 31, 2007 from $69,000 for the three months ended March 31, 2006 as a result of the decreased investment in income yielding securities during the quarter ended March 31, 2007.

The provision for income tax benefit (expense) changed to a tax benefit of $448,000 for the three months ended March 31, 2007 from a tax expense of $259,000 for the three months ended March 31, 2006 as the result of the pre-tax loss incurred by the Company during the quarter ended March 31, 2007.

Minority interest benefit increased to $854,000 from $13,000 primarily as the result of the $879,000 minority interest benefit recognized during the quarter ended March 31, 2007 related to the consolidation of Justice Investors. For the three months ended March 31, 2006, the Company's investment in Justice Investors was recorded on an equity basis.

Nine Months Ended March 31, 2007 Compared to Nine Months
Ended March 31, 2006

The Company had net income of $142,000 for the nine months ended March 31, 2007 compared to a net loss of $121,000 for the nine months ended March 31, 2006.
As discussed below, the significant change was primarily due to the reduction in the net loss from the operations of Justice Investors partially offset by the decrease in the net gains from marketable securities.

The net loss from the operations of Justice Investors was $3,252,000 for the nine months ended March 31, 2007, compared to a net loss of $6,374,000 for the nine months ended March 31, 2006 (see Footnote 2 for more details). The decrease was primarily attributable to net income generated from the operations of the Hotel during the current period compared to the comparable nine months when the Hotel was temporarily closed for major renovations for approximately six and one-half months of that period and from higher garage rental income in the current period. Those results were partially offset by greater depreciation and amortization expenses, interest costs, insurance costs and real estate taxes resulting from the renovation of the Hotel and from higher general and administrative expenses primarily due to increased legal and consultant fees related to the Allied Litigation, the termination and transition of the Hotel management agreement from Dow to Prism, and zoning issues.

For the nine months ended March 31, 2007, the operations of the Hotel (on a standalone basis - see Footnote 2) generated net income of $1,964,000 on total operating revenues of approximately $22,013,000, while revenues from the operations of the Hotel during the nine months ended March 31, 2006 were limited to approximately two and a half months after the Hotel reopened on a limited basis on January 12, 2006. Garage rent increased to $1,159,000 from $604,000 primarily due to the Hotel being open during the entire current period. The average daily room rate for the Hotel was approximately $158 and the average occupancy rate was approximately 75% for the nine months ended March 31, 2007, compared to an average daily rate of approximately $147 and an average occupancy rate of approximately 37% during the two and one-half months the Hotel was only open on a limited basis in the prior period.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have held steady this fiscal year even in December, January and February, which are typically three of the slower months in the San Francisco market. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. While the Hotel's food and beverage operations remain challenging, management was able to further reduce losses in that department, particularly in the current quarter. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

General and administrative expenses increased to $696,000 for the nine months ended March 31, 2007 from $610,000 for the nine months ended March 31, 2006 primarily as the result of $90,000 in Board authorized meeting fees paid to the members of the Company's Special Hotel Committee for their active oversight and involvement in the renovation and repositioning of the Hotel.

Net gains on marketable securities decreased to $1,679,000 for the nine months ended March 31, 2007 from $3,072,000 for the nine months ended March 31, 2006. For the nine months ended March 31, 2007, the Company had net realized gains of $1,723,000 and net unrealized losses of $44,000. For the nine months ended March 31, 2006, the Company had net realized losses of $112,000 and net unrealized gains of $3,184,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $136,000 for the nine months ended March 31, 2007 from $287,000 for the nine months ended March 31, 2006 as a result of the decreased investment in income yielding securities during the Nine months ended March 31, 2007.

The provision for income tax benefit increased to $1,145,000 for the nine months ended March 31, 2007 from $385,000 for the nine months ended March 31, 2006 as the result of the higher pre-tax loss incurred by the Company during the nine months ended March 31, 2007.

Minority interest benefit increased to $1,746,000 from $345,000 primarily as the result of the $1,714,000 minority interest benefit recognized during the nine months ended March 31, 2007 related to the consolidation of Justice Investors. For the nine months ended March 31, 2006, the Company's investment in Justice Investors was recorded on an equity basis.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 28 different equity positions. The portfolio contains six equity securities that are more than 5% of the equity value of the portfolio, with the largest being 15.4% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2007, the Company had investments in marketable equity securities of $13,651,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2007.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Insurance, banks and brokers          2,913,000               21.3%
   Retail and consumer goods             2,106,000               15.4%
   Services                              2,074,000               15.2%
   Dairy products                        1,559,000               11.4%
   Telecommunications and media          1,511,000               11.1%
   REITs and building materials          1,212,000                8.9%
   Investment funds                      1,116,000                8.2%
   Pharmaceuticals and healthcare          466,000                3.4%
   Other                                   694,000                5.1%
                                       ------------           ----------
                                       $13,651,000              100.0%
                                       ============           ==========

 The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective period.

For the three months ended March 31,             2007              2006
                                            -------------     -------------

Net gains on marketable securities           $ 1,017,000      $  2,456,000
Dividend and interest income                      41,000            69,000
Margin interest expense                         (108,000)          (91,000)
Trading and management expenses                  (86,000)          (87,000)
                                              ----------        ----------
                                             $   864,000      $  2,347,000
                                              ==========        ==========

For the nine months ended March 31,              2007              2006
                                            -------------     -------------

Net gains on marketable securities           $ 1,679,000      $  3,072,000
Impairment loss on other investments                   -           (16,000)
Dividend and interest income                     136,000           287,000
Margin interest expense                         (283,000)         (232,000)
Trading and management expenses                 (251,000)         (254,000)
                                              ----------        ----------
                                             $ 1,281,000      $  2,857,000
                                              ==========        ==========


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel operations of the Hotel were temporarily closed down on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

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

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. As of March 31, 2007, the total amount outstanding of the Prudential Loan was approximately $29,316,000.

On March 27, 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership's first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of March 31, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related for the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

The Hotel started to generate net operating income from its operations in June 2006, which have continued to improve during the first nine months of the Company's current fiscal year. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant a special distribution, especially with the new financings in place to meet any additional capital needs. The general partners expect to conduct a review each quarter to set the amount of any quarterly distribution that may be appropriate based on the results of operations of the Hotel and other factors.

While the debt service requirements related to the two Prudential Loans, as well as any utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage lease will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

Management believes that its cash, securities assets, real estate operations and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company's current and future obligations.


MATERIAL CONTRACTUAL OBLIGATIONS

The Company does not have any material contractual obligations or commercial commitments other than the mortgages of its rental properties and Justice Investors' mortgage loans with Prudential.


OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.


IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Prism is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

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

                              PART II.

                         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.

The Fiscal 2006 Annual Meeting of the Shareholders of the Company was held on February 22, 2007 at the Hilton San Francisco Financial District, 750 Kearny Street, San Francisco, California. At that meeting, all of management's nominees: John V. Winfield, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2007. A tabulation of the vote follows:


Proposal (1) - Directors:              Votes For      Withheld
                                       ---------      --------
   John V. Winfield                    1,172,643       3,450
   John C. Love                        1,172,943       3,150
   William J. Nance                    1,172,943       3,150

Proposal (2) - Accountants:            Votes For      Against    Abstained
                                       ---------      -------    ---------
   PricewaterhouseCoopers LLP          1,172,531       3,150        412



Item 5.  Exhibits and Reports on Form 8-K.

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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: May 11, 2007                        by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 11, 2007                        by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: May 11, 2007                        by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer