Form 10KSB
period 2007-06-30
SANTA FE FINANCIAL CORP
filed 2007-10-01
CIK 86759

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2007

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

                               (310) 889-2500
              ----------------------------------------------------
                        (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          $.10 Par Value Common Stock
                          ---------------------------
                                (Title of Class)

    Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. [ ]

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

    The issuer's revenues for the year ended June 30, 2007 were $32,216,000.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the price of $20.00 at which the stock last sold on August 29, 2007 is $5,199,020.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 21, 2007, was 1,241,810.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                     DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

PART I                                                               PAGE

    Item  1.  Description of Business.                                 4

    Item  2.  Description of Property.                                10

    Item  3.  Legal Proceedings.                                      14

    Item  4.  Submission of Matters to a Vote of Security Holders.    14

PART II

    Item  5.  Market For Common Equity and Related                    15
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       17
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            25

    Item  8.  Changes in and Disagreements with Accountants on        43
              Accounting and Financial Disclosure.

    Item  8A. Controls and Procedures.                                44

    Item  8B. Other Information.                                      44

PART III

    Item  9.  Directors, Executive Officers, Promoters and            45
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 47

    Item 11.  Security Ownership of Certain Beneficial Owners and     50
              Management.

    Item 12.  Certain Relationships and Related Transactions.         52

    Item 13.  Exhibits.                                               54

    Item 14.  Principal Accountant Fees and Services.                 55

SIGNATURES                                                            56

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," expect," "project," intend," "plan," "believe" "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-QSB and 8-K, Annual reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward looking statement. Consequently, no forward looking statement can be guaranteed and our actual future results may differ materially.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

    * risks associated with the hotel industry, including competition, increases in wages, labor relations, energy costs, actual and threatened terrorist attacks, and downturns in economic and market conditions, particularly in the San Francisco Bay area;

    * risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

    * the availability and terms of financing and capital and the general volatility of securities markets;

    * changes in the competitive environment in the hotel industry and

    * risks related to natural disasters;

    * litigation; and

    * other risk factors discussed below in this Report.

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

One of the Company's principal sources of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). Portsmouth is limited partner, and one of two general partners in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). In April 2006, Portsmouth purchased a 0.20% limited partnership interest in Justice from another limited partner, which brought Portsmouth's limited partnership interest in Justice to exactly 50.0%. The other general partner, Evon Corporation ("Evon"), acts as the managing general partner. All significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2007, there were 85 limited partners in Justice (not including multiple family accounts).

In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interest and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006. In prior years, Portsmouth's interest in Justice was recorded on the equity basis. Please see Item 7. "Financial Statements." - Note 2 to the consolidated financial statements for a further discussion.

The Company's principal business is conducted through its limited and general partnership interest in Justice. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, now known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor", NYSE:
FCH) in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004.

With the termination of the Hotel lease, Justice assumed the role of an owner/operator with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation.

The Partnership also derives income from its lease of the garage portion of the to Evon and the lease of approximately 5,400 square feet on the lobby level of the Hotel to Tru Spa, LLC for the operation of a health and beauty spa. The garage and Tru Spa remained open during the renovation work.

The Company also derives income from management fees as a general partner in Justice, rental income from its multi-family, residential rental properties and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. Please see discussion of Investment Policies under Item 2 "Description of Property" below.


Recent Developments

In August 2007, the Portsmouth's Board of Directors authorized an investment of $973,000 for Portsmouth to acquire a 50% equity interest in Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in a related party transaction. Uluniu is a 100% owned subsidiary of The InterGroup Corporation ("InterGroup"). Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. The Company's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. The fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it more advantageous to sell the entitled property or to commence with construction. As of September 5, 2007, $758,000 of the investment amount had been paid by Portsmouth and the proceeds were used by Uluniu to retire the mortgage on the property in the approximate amount of $756,000. The balance of the proceeds will be used to fund predevelopment costs and to meet other requirements to try to enhance the value of the property.


HILTON HOTELS FRANCHISE LICENSE AGREEMENT

With the termination of the Hotel Lease to Felcor, the Partnership was able to actively pursue a franchise agreement with a new nationally recognized brand in an effort to move the Hotel up-market and become more competitive. After considering and negotiating with several brands, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") on December 10, 2004 for the right to operate the Hotel as a Hilton brand hotel. The term of the Hilton Franchise Agreement is for 15 years commencing on the opening date of the Hotel, January 12, 2006, with an option to extend that Agreement for another five years, subject to certain conditions.

The Partnership will pay monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month, the third year will be four percent (4%) of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent of the Hotel's gross room revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the monthly program fee will not exceed five percent of gross room revenue.

Prior to operating the Hotel as a Hilton hotel, the Partnership was required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan ("PIP") agreed upon by Hilton and the Partnership, as well as comply with other brand standards. That project included a complete renovation and upgrade of all of the Hotel's guestrooms, meeting rooms, common areas and restaurant and bar. As of January 12, 2006, the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

The total cost of the construction-renovation project of the Hotel was approximately $37,030,000, which includes approximately $630,000 in interest costs incurred during the construction phase that were capitalized. To meet those substantial financial commitments, and the costs of operations during the renovation period and for the first five months when the Hotel ramped up its operations, the Partnership has relied on additional borrowings to meet its obligations. As discussed in Item 2 herein, the Partnership has been able to secure adequate financing, collateralized by the Hotel, to meet those commitments.

HOTEL MANAGEMENT COMPANY AGREEMENTS

In February 2007, the Partnership entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee was due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the year ended June 30, 2007. Management fees paid to Prism during the year ended June 30, 2007 were $212,000.

Prior to the Prism management agreement, the Hotel was managed and operated by Dow Hotel Company, LLC ("DOW") from July 1, 2004 until February 9, 2007. On February 9, 2007, Justice entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to Prism. The management agreement with Dow was on the same basic terms and conditions as the agreement with Prism, with the exception of certain provisions that were unique to the renovation and transition of the Hotel. No incentive management fees were earned by Dow during the fiscal years ended June 2007 and 2006. Management fees paid to DOW during the years ended June 30 2007 and 2006 were $311,000 and $193,000, respectively.


GARAGE LEASE AND OPERATIONS

The garage lease between the Partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $19,764 per month. That lease expires in November 2010. The garage lessee, Evon, is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ace Parking Management, Inc. ("Ace Parking") pursuant to a parking facility management agreement with the garage lessee.

TRU SPA LEASE

Approximately 5,400 square feet of space on the lobby level of the Hotel is leased to Tru Spa, LLC ("Tru Spa") for the operation of a health and beauty spa. The lease expires in May 2013, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,667, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Minimum rental amounts are subject to adjustment every three years based on increases in the Consumer Price Index.


CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the "Foundation") for the third floor space of the Hotel commonly known as the Chinese Cultural Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease. The amended lease requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. This amendment allowed Justice to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.


COMPENSATION OF GENERAL PARTNERS AND REPOSITIONING FEES

Effective May 31, 2004, and as amended on February 23, 2006, Justice entered into a new General Partner Compensation Agreement (the "Compensation Agreement") with its two general partners, Evon and Portsmouth, to compensate them for their services to the Partnership. In order to plan, implement, and administer the repositioning and major changes in the operations of the Hotel, it is necessary for Evon and Portsmouth to devote substantial time, expertise, and effort in the renovation and in managing the Partnership's assets. The Compensation Agreement is structured to provide adequate compensation to Evon and Portsmouth and provide incentives to the general partners to encourage excellence in the performance of their responsibilities.

The Compensation Agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $263,000, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum is payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth.

In accordance with the General Partner Compensation Agreement as restated on February 23, 2006, the partners were also to receive a fee for services rendered to the Partnership with the respect to repositioning the hotel in the amount of $755,000, which amount was to be paid equally to both general partners after achieving certain milestones related to the renovation and repositioning of the Hotel. For the fiscal years ended June 30, 2007 and 2006, a total of $387,611 and $376,389 in repositioning fees were earned by the general partners, with each general partner entitled to one half of those amounts. As of June 30, 2007, all milestones had been achieved and all repositioning fees had been paid.

Seasonality

Hotel's operations historically have been seasonal. Like most hotels in the San Francisco area, the Hotel generally maintains higher occupancy and room rates during the first and second quarters of its fiscal year (July 1 through December 31) than it does in the third and fourth quarters (January 1 through June 30). These seasonal patterns can be expected to cause fluctuations in the quarterly revenues from the Hotel.

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general as described more fully under Item 2. "Description of Property". Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate ("ADR") and room revenue per available room ("RevPar") and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition. Because the Hotel operates in an upper scale segment of the market, we could also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. As a result, there could be pressure to lower average daily rates during such periods to compete for these guests.

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

   * Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

   * increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

   *  labor strikes, disruptions or lock outs;

   * dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

   * increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

   * terrorism, terrorism alerts and warnings, wars and other military actions, SARS, pandemic or other medical events or warnings which may result in decreases in business and leisure travel; and

   *  adverse effects of weak general and local economies.

Environmental Matters

In connection with the ownership of the Hotel, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances.

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2007 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership's first mortgage loan obtained in July 2005. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

The Company believes that the Hotel and its rental properties are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company. The Company has not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present properties.


EMPLOYEES

As of June 30, 2007, the Company had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory. Although the employees of Portsmouth and Justice are not unionized, most employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). In September 2007, a new contract was reached with Local 2 that expires on August 14, 2009. As part of that agreement, Justice also settled all claims with Local 2 arising out of the temporary closing of the hotel for renovations. The Hotel also has labor agreements with Stationary Engineers, Local 39 and Teamsters, Local 856. Those contracts expire on January 11, 2009 and December 31, 2008, respectively.

Item 2.  Description of Property.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

The Hotel is located in an area of intense competition from other hotels in the Financial District. After being closed for more than seven months for a substantial renovation project in fiscal 2006, it has taken some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 35 years. The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Management, in conjunction with its management company Prism and Hilton, will make every effort to market the Hotel as an upscale property to business travelers, leisure customers and small to medium size groups. While it may take some time for the Hotel to be fully recognized and reach its full potential, Management believes that the substantial renovations made to the Hotel, coupled with the strength of the Hilton brand and its Hilton Honors program, have provided the foundation for the Hotel to meet or exceed all of its competition.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to reserve approximately 4% of gross annual Hotel revenues each year for future capital requirements. In the opinion of management, the property is adequately covered by insurance.

HOTEL PERFORMANCE

The following table presents certain statistical data and certain performance information for the Hotel for the fiscal years ended June 30, 2007 and 2006. For additional information, see Item 7. "Financial Statements" - Note 2 to the Company's consolidated financial statements.

Fiscal Year Ended         Average           Average
     June 30,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $159.90            75.8%            $121.53
      2006(1)             $147.39            50.2%            $ 74.29
-----------------

(1) Includes only five and one half months of operations after the Hotel was reopened in January 2006 after major renovations.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30 year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice.

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

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of June 30, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.


LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2007, real estate property taxes were approximately $53,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. As of June 30, 2007, the outstanding mortgage balance was $1,782,000. The mortgage carries a fixed interest rate of 7.73% and matures in October 2029.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2007, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $431,000 at June 30, 2007 and the maturity date of the mortgage is January 2032 and is collateralized by the property. The interest rate is variable and was 7.00% at June 30, 2007.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage both of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century
West is for a term of twelve months ending on July 31, 2006 and will continue thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident mangers. For the year ended June 30, 2007 and 2006, management fees were $20,000 and $17,000, respectively.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2007, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 72% and 98%, respectively. The physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2007 for Woodland Village and Acanto was 98% and 98%, respectively.

In the opinion of management, both rental properties are adequately covered by insurance.


INVESTMENT POLICIES

The most significant real estate investment of the Company is the San Francisco Hotel through its control of Portsmouth. The Company will continue to explore ways to increase the value of Justice Investors and to improve operations of the Hotel. The Company has also invested in multifamily residential properties through its 55.4% controlling interest in Woodland Village and its wholly owned subsidiary Acanto.

The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company may borrow funds to leverage its investment capital. The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property's projected cash flows to support the operations and debt service.

The Company also invests from time to time in income producing instruments, corporate debt and equity securities, mortgage backed securities, and securities issued by REIT's, where financial benefit can be obtained through income and/or capital gain.

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq Stock Market; (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company's investment portfolio is diversified with 31 different equity positions. The portfolio contains six individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 14.9% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2007, the market value of the Company's marketable securities was $13,693,000.

The Company may also use exchange traded funds, options and futures to manage market risk against certain stock positions and index futures and to enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2007, the Company had obligations for securities sold (equities short) of $1,056,000. The Company has no naked short positions.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2007, the Company had other investments of $4,175,000.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2007, the Company had a margin balance of $5,901,000 and incurred $395,000 and $352,000 in margin interest during the fiscal years ended June 30, 2007 and 2006, respectively.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The terms of that compensation arrangement is discussed in detail in Item 10 "Executive Compensation" of this Report. During the years ended June 30, 2007 and 2006, no performance based compensation was earned by the Company's CEO.

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


Item 3.  LEGAL PROCEEDINGS

Bacon Plumbing Co., Inc. and Golden Electric Company v. Allied Construction, et al., San Francisco County Superior Court, Case No. 06-455440.

This is to update matters previously reported regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco Hotel property. All of those claims were consolidated into the above entitled action. In August 2007, the Partnership reached tentative settlements, subject to court approval, with all of the subcontractors that filed liens in an aggregate amount of approximately $1,580,000. The total amount of the liens filed by the subcontractors was approximately $1,756,000. Still unresolved is the balance of the claim asserted by Allied in the approximate amount of $600,000. Justice, Evon and Portsmouth dispute that any amounts are owed to Allied and will vigorously defend the balance of this action against the Allied claims.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol: SFEF.OB The following table sets forth the range of the high and low bid information as reported by the OTCBB for Santa Fe's common stock for each full quarterly period for the fiscal years ended June 30, 2007 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2007                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $18.01         $15.50
Second Quarter (10/1 to 12/31)         $20.00         $17.50
Third Quarter (1/1 to 3/31)            $20.00         $17.50
Fourth Quarter (4/1 to 6/30)           $18.25         $17.85


Fiscal 2006                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $18.00         $15.35
Second Quarter (10/1 to 12/31)         $18.70         $18.00
Third Quarter (1/1 to 3/31)            $20.00         $18.35
Fourth Quarter (4/1 to 6/30)           $22.00         $16.50


As of September 14, 2007, the number of holders of record of the Company's Common Stock was 264. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. There are approximately 400 beneficial shareholders of the Company's Common Stock.

Dividends

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends on its Common Stock in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating activities.

On December 31, 1997, the Company issued 31,800 shares of 6% cumulative, convertible voting preferred stock (the "Preferred Stock") in exchange for a 55.4% interest in Woodland from InterGroup. As a result of the Company's two-for-one stock split, the number of Preferred Shares was adjusted to 63,600. Each share of Preferred Stock had a liquidation preference of $13.50 and was convertible into one share of restricted common stock of the Company at an exercise price of $13.50 per share, with an eight-year conversion exercise period. The preferred stock had voting rights as if converted into common stock. On December 31, 2005, InterGroup converted the 63,600 shares of preferred stock into 63,600 shares of common stock. During the year ended June 30, 2006, the Company paid Preferred Stock dividends of $26,000.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Santa Fe has no securities authorized for issuance under equity compensation plans.

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2007 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe's common stock made by The InterGroup Corporation, for its own account, during the last quarter of fiscal 2007. InterGroup can be considered an affiliated purchaser.


              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly     Yet Be Purchased
 2007         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-         -               -                 -                      N/A
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-           -               -                 -                      N/A
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-      12,295         $18.02                 -                      N/A
June 30)
--------------------------------------------------------------------------------------
Total         12,295         $18.02                 -                      N/A
--------------------------------------------------------------------------------------


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


Recent Developments

On March 28, 2007, Justice paid a special distribution to its limited partners in a total amount of $1,000,000, of which $500,000 is eliminated in consolidation. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant a special distribution, especially with the new financings in place to meet any additional capital needs. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

In August 2007, Portsmouth's Board of Directors authorized an investment of $973,000 for Portsmouth to acquire a 50% equity interest in Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in a related party transaction. Uluniu is a 100% owned subsidiary of The InterGroup Corporation ("InterGroup"). Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. The Company's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. The fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it more advantageous to sell the entitled property or to commence with construction. As of September 5, 2007, $758,000 of the investment amount had been paid by Portsmouth and the proceeds were used by Uluniu to retire the mortgage on the property in the approximate amount of $756,000. The balance of the proceeds will be used to fund predevelopment costs and to meet other requirements to try to enhance the value of the property.


Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

The Company had a net loss of $1,962,000 for the year ended June 30, 2007 compared to a net loss of $602,000 for the year ended June 30, 2006. The increase in the net loss was attributable to the decrease in income from investment related activities to $639,000 for the year ended June 30, 2007 from income of $2,305,000 for the year ended June 30, 2006, significantly offset by the Company's portion of the loss related to Justice Investors. For the year ending June 30, 2007, the Company consolidated the operations of Justice Investors for the first time.

The net loss from the operations of Justice Investors was $4,601,000 for the fiscal year ended June 30, 2007, compared to a net loss of $8,330,000 for the fiscal year ended June 30, 2006 (see Note 2 for more details). The decrease was primarily attributable to net income generated from the operations of the Hotel for a full fiscal year in 2007, compared to the prior fiscal year when the Hotel did not reopen until January 12, 2006 after undergoing major renovations, and from higher garage rental income in the current year. Those results were partially offset by greater depreciation and amortization expenses of $4,172,000 for fiscal 2007 from $2,285,000 in fiscal 2006, an increase in interest expense to $2,919,000 in fiscal 2007 from $1,373,000 in 2006 and an increase in insurance costs to $1,230,000 for fiscal 2007 compared to $367,000 in fiscal 2006. The increase in those costs are attributable to the renovation and improvements to the Hotel. Justice also incurred higher general and administrative expenses due to an increase in certain legal and consulting fees in the current year. Those nonrecurring costs related to the Allied Litigation, the termination and transition of the Hotel management agreement from Dow to Prism, and zoning issues were approximately $1.5 million.


For the fiscal year ended June 30, 2007, the operations of the Hotel on a standalone basis (see Note 2) generated net income of $2,443,000 on total operating revenues of approximately $29,984,000 compared to a loss from Hotel operations of $3,787,000 on total operating revenues of $9,054,000 for the fiscal year ended June 30, 2006, when the Hotel first reopened on a limited basis on January 12, 2006. Garage rent increased to $1,533,000 for fiscal 2007 from $945,000 in fiscal 2006 primarily due to the Hotel being open for a full year in fiscal 2007.

The following table sets forth the average daily room rate ("ADR"), average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the fiscal years ended June 30, 2007 and 2006.

Fiscal Year Ended         Average           Average
     June 30,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $159.90            75.8%            $121.53
      2006(1)             $147.39            50.2%            $ 74.29
-----------------

(1) Includes only five and one half months of operations after the Hotel was reopened in January 2006 after major renovations.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have increased dramatically this fiscal year. As a result, the Hotel has shown an approximately $47 increase in RevPar. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. While the Hotel's food and beverage operations remain challenging, management was able to reduce losses in that department during the current fiscal year. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

We anticipate that the operating results of the Hotel will continue to improve in fiscal 2008 with increases in ADRs, occupancy and RevPar as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. We also foresee a reduction in Partnership general and administrative expenses for legal and consulting fees in fiscal 2008, as many of those expenses were attributable to nonrecurring legal and transition matters that took place in fiscal 2007. We also expect that the Partnership will start making more regular distributions to its limited partners in fiscal 2008 if cash flows from the Hotel operations continue to improve.


Income(loss) from real estate operations improved to income of $3,000 compared to a loss of $11,000. The increase is primarily as the result the increase rental income to $501,000 from $441,000 from the Company's two multi-family apartment complexes as the result of improved occupancy. Property operating expense also increased to $246,000 from $203,000 as the result of the increase in occupancy.

Net gains on marketable securities decreased to $2,038,000 for the year ended June 30, 2007 from $2,666,000 for the year ended June 30, 2006. For the year ended June 30, 2007, the Company had net realized gains of $1,936,000 and net unrealized gains $102,000. For the year ended June 30, 2006, the Company had net realized gains of $468,000 and unrealized gains of $2,198,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2007, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $875,000. During the year ended June 30, 2006, the Company recorded an other than temporary impairment loss on other investments of $16,000.

Dividend and interest income decreased to $251,000 for the year ended June 30, 2007 from $344,000 for the year ended June 30, 2006 as a result of the decreased investment in income yielding securities during most recent fiscal year.

Margin interest and trading expenses increased to $775,000 for the year ended June 30, 2007 from $689,000 for the year ended June 30, 2006. The increase is primarily due to the increase in margin interest expense to $395,000 for the year ended June 30, 2007 as compared to $352,000 for the year ended June 30, 2006. The increase is due to the higher margin interest rates and the higher average daily margin balances.

The provision for income tax benefit decreased to $199,000 for the year ended June 30, 2007 from $1,656,000 for the year ended June 30, 2006 primarily as the result of management recording a valuation allowance of $839,000 against the total deferred assets during the year ended June 30, 2007. Management believes that it is more likely than not that the Company will not realize the benefit of the deferred asset as of June 30, 2007.

Minority interest benefit increased to $2,896,000 from $506,000 primarily as the result of the $2,423,000 minority interest benefit recognized during the year ended June 30, 2007 related to the consolidation of Justice Investors.
For the year ended June 30, 2006, the Company's investment in Justice Investors was recorded on an equity basis.


MARKETABLE SECURITIES

As of June 30, 2007, the Company had investments in marketable equity securities totaling $13,693,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of June 30, 2007.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Technology                          $  2,636,000                19.3%
   Retail and consumer goods              2,250,000                16.4%
   Insurance, banks and brokers           1,663,000                12.1%
   REITs                                  1,507,000                11.0%
   Telecommunications and media           1,185,000                 8.7%
   Diary products                         1,157,000                 8.4%
   Services                               1,049,000                 7.7%
   Holding companies                        642,000                 4.7%
   Pharmaceuticals and healthcare           506,000                 3.7%
   Other                                  1,098,000                 8.0%
                                       ------------           ----------
                                       $ 13,693,000               100.0%
                                       ============           ==========

The Company's investment portfolio is diversified with 31 different equity positions. The portfolio contains six individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 14.9% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq Stock Market; (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities investment Committee may modify these guidelines at any time from time to time.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2007, the Company had obligations for securities sold (equities short) of $1,056,000.
The Company has no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2007, the Company had a margin balance of $5,901,000.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,                     2007              2006
                                            -------------     -------------

Net gains on marketable securities           $ 2,038,000      $  2,666,000
Impairment loss on other investments            (875,000)          (16,000)
Dividend and interest income                     251,000           344,000
Margin interest expense                         (395,000)         (352,000)
Trading and management expenses                 (380,000)         (337,000)
                                              ----------        ----------
                                             $   639,000      $  2,305,000
                                              ==========        ==========

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel were temporarily closed down on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The total cost of the construction-renovation project of the Hotel was approximately $37,030,000, which includes approximately $630,000 in interest costs incurred during the construction phase that were capitalized.

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of June 30, 2007, the total amount outstanding of the Prudential Loan was approximately $29,203,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30 year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of June 30, 2007, the total amount outstanding of the Second Prudential Loan was approximately $18,965,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of June 30, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related for the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

The Hotel started to generate net income from its operations in June 2006 (see
Note 2 for more details), which have continued to improve during the Company's fiscal year ended June 30, 2007. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant a special distribution, especially with the new financings in place to meet any additional capital needs. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

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

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statement of operations.

Management believes that its cash, securities assets, and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company's current and future obligations.


MATERIAL CONTRACTUAL OBLIGATIONS


Other than Justice's mortgage loans with Prudential, the Company's contractual obligations and commercial commitments are its mortgage notes payable on its rental properties. The annual principal payments on all of the mortgage notes payable for the five-year period commencing July 1, 2007 are approximately as follows:

          For the year ending June 30,

          2008                        $   724,000
          2009                            766,000
          2010                            812,000
          2011                            859,000
          2012                            910,000
          Thereafter                   46,310,000
                                      -----------
                                      $50,381,000
                                      ===========

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


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Item 7. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                         PAGE

Report of Independent Registered Public Accounting Firm             25

Consolidated Balance Sheet -June 30, 2007                           26

Consolidated Statements of Operations - For
  Years Ended June 30, 2007 and 2006                                27

Consolidated Statements of Shareholders' Equity - For
  Years Ended June 30, 2007 and 2006                                28

Consolidated Statements of Cash Flows - For
  Years Ended June 30, 2007 and 2006                                29

Notes to Consolidated Financial Statements                          30





          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Santa Fe Financial Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Santa Fe Financial Corporation and its subsidiaries at June 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for a partnership investment on July 1, 2006.

/s/ PricewaterhouseCoopers LLP

Irvine, California
September 28, 2007


                SANTA FE FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEET


As of June 30,                                                2007
                                                           -----------
ASSETS

  Cash and cash equivalents                               $    851,000
  Restricted cash                                            1,500,000
  Investment in marketable securities                       13,693,000
  Other investments                                          4,175,000
  Accounts receivable, net                                   1,044,000
  Other assets, net                                          1,516,000
  Deferred tax asset                                         2,218,000
  Minority interest                                          1,128,000
  Investment in real estate, net                             4,476,000
  Investment in hotel, net                                  45,233,000
                                                           -----------
Total assets                                              $ 75,834,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                  $  8,554,000
  Due to securities broker                                   5,901,000
  Obligations for securities sold                            1,056,000
  Mortgage notes payable - real estate                       2,213,000
  Mortgage notes payable - hotel                            48,168,000
                                                           -----------
Total liabilities                                           65,892,000
                                                           -----------

Commitments and contingencies (Note 13)

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share; none issued
   Authorized shares - 1,000,000                                     -
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          1,951,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                   9,942,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 75,834,000
                                                           ===========


The accompanying notes are an integral part of the consolidated financial statements.


                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations


For the years ended June 30,                              2007           2006
                                                       ----------     -----------
Justice Investors operations:
 Hotel and garage revenue                            $ 31,715,000    $          -
 Operating expense                                    (28,664,000)              -
 Interest expense                                      (2,919,000)              -
 Real estate taxes                                       (561,000)              -
 Depreciation and amortization                         (4,172,000)              -
                                                       ----------      ----------
    Loss from Justice Investors operations             (4,601,000)              -
                                                       ----------      ----------

Equity in net loss of Justice Investors                         -      (4,288,000)
Management fees from Justice Investors                          -         271,000
                                                       ----------      ----------
                                                                -      (4,017,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            501,000         441,000
 Property operating expense                              (246,000)       (203,000)
 Mortgage interest expense                               (172,000)       (173,000)
 Depreciation expense                                     (80,000)        (76,000)
                                                       ----------      ----------
    Income(loss) from real estate operations                3,000         (11,000)
                                                       ----------      ----------

  General and administrative expenses                  (1,013,000)       (956,000)
  Other expense                                           (85,000)        (85,000)
                                                       ----------       ---------
                                                       (1,098,000)     (1,041,000)
                                                       ----------       ---------
 Investment transactions:
  Net gains on marketable securities                    2,038,000       2,666,000
  Impairment loss on other investments                   (875,000)        (16,000)
  Dividend and interest income                            251,000         344,000
  Margin interest and trading expenses                   (775,000)       (689,000)
                                                       ----------      ----------
    Total other income                                    639,000       2,305,000
                                                       ----------      ----------
Loss before income taxes and minority interest         (5,057,000)     (2,764,000)

Minority interest - Justice Investors, pretax           2,423,000               -
                                                       ----------      ----------
Loss before income taxes                               (2,634,000)     (2,764,000)

Income tax benefit                                        199,000       1,656,000
                                                       ----------      ----------
Loss before minority interest                          (2,435,000)     (1,108,000)

Minority interest benefit, net of tax                     473,000         506,000
                                                       ----------      ----------
Net loss                                               (1,962,000)       (602,000)

Preferred stock dividend                                        -         (26,000)
                                                       ----------      ----------
Loss available to common shareholders                 $(1,962,000)    $  (628,000)
                                                       ==========      ==========
Basic loss per share                                  $     (1.58)    $     (0.52)
                                                       ==========      ==========
Weighted average number of shares
  outstanding                                           1,241,810       1,210,187
                                                       ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.


                    SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                   Preferred Stock     Common Stock
                   ---------------   --------------------
                                                            Additional
                                                            Paid-In      Retained     Treasury
                   Shares   Amount    Shares     Amount     Capital      Earnings     Stock          Total
                   ------  -------   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2005      63,600   $6,000   1,276,038  $128,000   $8,808,000   $4,541,000   $(951,000)  $12,532,000

Net loss                                                                  (602,000)                 (602,000)

Conversion of     (63,600)  (6,000)     63,600     6,000                                                   -
Preferred Stock
To Common Stock

Dividend paid
to preferred
shareholders                                                               (26,000)                  (26,000)

                   ------  -------   ---------  ---------  ----------   ----------   ---------   -----------
Balance at
June 30, 2006           -        -   1,339,638   134,000    8,808,000    3,913,000    (951,000)   11,904,000

Net loss                                                                (1,962,000)               (1,962,000)

                   ------  -------   ---------  ---------  ----------   ----------   ---------   -----------
Balance at
June 30, 2007           -        -   1,339,638  $134,000   $8,808,000   $1,951,000   $(951,000)  $ 9,942,000
                   ======   ======   =========  ========   ==========   ==========   =========   ===========


The accompanying notes are an integral part of the consolidated financial statements


                        Santa Fe Financial Corporation
                           Consolidated Statements of Cash Flows

For the years ended June 30,                           2007          2006
                                                    ----------    ----------
Cash flows from operating activities:
  Net loss                                         $(1,962,000)  $  (602,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Equity in net loss of Justice Investors                  -     4,288,000
    Net unrealized gains on marketable
     securities                                       (102,000)   (2,198,000)
    Impairment loss on other investments               875,000        16,000
    Minority interest                               (2,896,000)     (506,000)
    Depreciation expense                             4,252,000        76,000
    Changes in operating assets and liabilities:
      Investment in marketable securities            5,025,000    (3,472,000)
      Other investments                             (2,650,000)   (1,585,000)
      Other assets                                     278,000       339,000
      Accounts payable and other liabilities         1,431,000       201,000
      Due to securities broker                      (1,728,000)    4,524,000
      Obligations for securities sold               (2,136,000)      951,000
      Deferred tax asset                              (200,000)   (1,603,000)
                                                    ----------    ----------
  Net cash provided by operating activities            187,000       429,000
                                                    ----------    ----------
Cash flows from investing activities:
    Capital expenditures for furniture, equipment
   and building improvements                        (2,364,000)            -
  Investment in Justice Investors                            -      (180,000)
  Restricted cash                                   (1,500,000)            -
                                                    ----------    ----------
  Net cash used in investing activities             (3,864,000)     (180,000)
                                                    ----------    ----------
Cash flows from financing activities:
  Proceeds from new mortgage note payable           19,000,000             -
  Pay-off of letter of credit                      (16,403,000)            -
  Principal payments on mortgage payable              (183,000)      (33,000)
  Dividends paid to preferred shareholders                   -       (26,000)
  Cash distributions to minority partners             (500,000)            -
                                                    ----------    ----------
  Net cash provided by(used in)
   financing activities                              1,914,000       (59,000)
                                                    ----------    ----------
Net (decrease)increase in cash and cash
  equivalents                                       (1,763,000)      190,000

Cash and cash equivalents at beginning of period     2,614,000        72,000
                                                    ----------    ----------
Cash and cash equivalents at end of period         $   851,000   $   262,000
                                                    ==========    ==========
Supplemental information
  Net income tax refunds                           $     3,000   $   467,000
                                                    ==========    ==========
  Margin interest paid                             $   394,000   $   352,000
                                                    ==========    ==========
  Mortgage interest paid                           $ 3,091,000   $   173,000
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

                           SANTA FE FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Santa Fe Financial Corporation ("Santa Fe" or the "Company") was incorporated under the name of Tri Financial Corporation in the State of Nevada on July 25, 1967 as a wholly owned subsidiary of Crateo, Inc, a public company. On October 31, 1969, Crateo issued a one-for-one stock dividend of all of its shares of Tri Financial to its common shareholders. On September 17, 1970, the name of the Corporation was changed to Santa Fe Financial Corporation. As of June 30, 2007, Santa Fe owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth"), a public company. Santa Fe is a 75.1%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 10.9% of the common stock of Portsmouth.

The Company's operations primarily consist of managing a hotel property through the Portsmouth's general and limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). In April 2006, Portsmouth purchased a 0.20% limited partnership interest in Justice from another limited partner for $180,000, which brought Portsmouth's limited partnership interest in Justice to exactly 50.00%. Portsmouth also serves as one of the two general partners of Justice. The other general partner, Evon Corporation ("Evon"), acts as the managing general partner. As discussed in
Note 2, the financial statements of Justice are consolidated with those of the Company, effective the fiscal year beginning July 1, 2006.

Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, now known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. Justice serves as the owner/operator of the Hotel with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The total construction costs related to the Hotel renovation was approximately $36.4 million and approximately $630,000 in capitalized interest. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation.

Santa Fe also derives income from its rental properties and the investment of its cash and securities assets. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from InterGroup. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.

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

Restricted Cash

The Company is required to reserve cash in accordance with loan covenants. The required reserve at June 30, 2007 was approximately $1,500,000.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments

Other investments in non-marketable securities are carried at cost as the Company has no significant influence or control. Other investments are recorded on the Company's balance sheet as part of other investments and reviewed for other than temporary impairment on a periodic basis.

Accounts Receivable

Accounts receivable from Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management's assessment of the collectibility of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets

Other assets includes inventory, prepaid expenses, loan fees and franchise fees. Loan fees are stated at cost and amortized over the term of the loan using the straight-line method which approximates the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement of 15 years.

Investment in Hotel, Net

The Hotel and equipment are stated at cost less accumulated depreciation. Building and improvements are being depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 39 years. Furniture, fixtures, and equipment are being depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 7 years.

Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its investment in Hotel for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the asset, the asset is written down to its estimated fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses on the investment in Hotel have been recorded for the year ended June 30, 2007.

Rental Properties

Rental properties are stated at cost less accumulated depreciation. Depreciation of rental property is provided on the straight-line method based upon estimated useful lives of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

In accordance with SFAS 144, the Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the year ended June 30, 2007 and 2006.

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


Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, marketable securities, amounts due to securities broker and obligations for securities sold approximates fair market value.

The recorded values of cash, accounts receivable, rents receivable, inventories, prepaid expenses, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. As of June 30, 2007, the estimated fair value of the mortgage notes payable is $49,445,000.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2007, there were no liabilities for environmental remediation.

Revenue Recognition

The Company recognizes rental revenue on the straight-line method of accounting as required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees' revenues, which are recognized when earned.

Room revenues are recognized on the date upon which a guest occupies a room and/or utilizes the Hotel's services.

Food and beverage revenues are recognized upon delivery.

The Company leases the parking garage to Evon. The Company receives 60% of the gross parking revenues. Revenue is recognized and paid at the end of each month.

Rental income is recognized when earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2007 and 2006, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.

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

Income Taxes

The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Deferred tax expense is the result of changes in the amount of deferred income taxes during the period. Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. As of June 30, 2007, a valuation allowance of $839,000 was recorded against the Company's deferred tax assets.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various Federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the Company's 2008 fiscal year. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company's 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its consolidated financial statements.


NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5. In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective beginning the fiscal year beginning July 1, 2006.

For the year ended June 30, 2007, the results of operations for Justice were consolidated with those of the Company. However, for the year ended June 30, 2006, the Company's investment in Justice was accounted for under the equity method. For comparative purposes, the statement of operations for the Hotel (on a standalone basis) for the year ended June 30, 2007 and 2006 are included below.

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

Below are the comparative standalone statements of operations for the Hotel for the years ended June 30, 2007 and 2006.
                                                            Unaudited
For the years ended June 30,                   2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $ 24,431,000     $ 7,190,000
 Food and beverage                           5,110,000       1,686,000
 Other operating departments                   443,000         178,000
                                            ----------      ----------
  Total revenues                            29,984,000       9,054,000
                                            ----------      ----------
Operating expenses:
 Hotel rooms                                (7,780,000)     (2,966,000)
 Food and beverage                          (5,620,000)     (2,441,000)
 General and administrative                 (2,194,000)     (1,384,000)
 Advertising and sales                      (2,321,000)     (1,051,000)
 Franchise fees                             (1,702,000)       (503,000)
 Repairs and maintenance                    (1,460,000)       (951,000)
 Utilities                                  (1,136,000)       (529,000)
 Insurance                                  (1,230,000)       (367,000)
 CEP fee                                    (1,051,000)       (271,000)
 Other operating departments                  (911,000)       (378,000)
 Credit card commissions                      (721,000)       (224,000)
 Property taxes                               (561,000)       (331,000)
 Management fees                              (523,000)       (193,000)
 Other expenses                               (331,000)        (22,000)
 Start-up costs - reopening of Hotel                 -      (1,230,000)
                                            ----------      ----------
  Total operating expenses                 (27,541,000)    (12,841,000)
                                            ----------      ----------
Hotel net income(loss)                       2,443,000      (3,787,000)

Income(expense) at Justice
 Interest expense                           (2,919,000)     (1,373,000)
 Depreciation and amortization expense      (4,172,000)     (2,285,000)
 Other income(expense)                          47,000        (885,000)
                                            ----------      ----------
Justice net loss                          $ (4,601,000)    $(8,330,000)
                                            ==========      ==========

NOTE 3 - INVESTMENT IN HOTEL, NET, AND INVESTMENT IN REAL ESTATE, NET


Hotel property and equipment as of June 30, 2007 consisted of the following:

                                             Accumuluated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     15,458,000         (4,819,000)      10,639,000
Building and improvements   47,161,000        (14,463,000)      32,698,000
                          ------------       ------------     ------------
                          $ 64,515,000       $(19,282,000)    $ 45,233,000
                          ------------       ------------     ------------

Depreciation expense for the years ended June 30, 2007 and 2006 was $4,130,000 and $2,251,000 respectively.

The Company also owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California. At June 30, 2007, investment in real estate included the following:

  Land                                      $ 2,430,000
  Buildings, improvements and equipment       2,575,000
  Accumulated depreciation                     (529,000)
                                              ---------
                                             $4,476,000
                                              =========

Depreciation expense for the years ended June 30, 2007 and 2006 was $80,000 and $76,000 respectively.


NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At June 30, 2007, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in the statements of operations. Trading securities are summarized as follows:


As of June 30, 2007
                         Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 9,959,000    $ 5,258,000     ($1,524,000)      $3,734,000     $13,693,000


As of June 30, 2007, the Company had $347,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities and/or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2007, the Company had obligations for securities sold (equities short) of $1,056,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the years ended June 30, 2007 and 2006, respectively.

For the years ended June 30,                          2007             2006
                                                  -----------      -----------
Realized gains on marketable securities           $ 1,936,000      $   468,000
Unrealized gains on marketable securities             102,000        2,198,000
                                                  -----------      -----------
Net gains on marketable securities                $ 2,038,000      $ 2,666,000
                                                  ===========      ===========


NOTE 5 - MORTGAGE NOTES PAYABLE

Each mortgage note payable is secured by its respective land and building. As of June 30, 2007, the Company had the following two mortgages on its Hotel and two mortgages on its two rental apartments:


Mortgage balance   Property     Interest Rate    Origination Date     Maturity Date
----------------   --------     -------------    ----------------     --------------
$  29,203,000      Hotel        5.22% Fixed      July 27, 2005        August 5, 2015
   18,965,000      Hotel        6.42% Fixed      March 27, 2007       August 5, 2015
    1,782,000      Apartment    7.73% Fixed      October 29, 1999     October 1,2029
      431,000      Apartment    7.00% Variable   January 1, 2002      January 18, 2032
   ----------
$  50,381,000
   ==========


On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

In March 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership's first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007.

The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of June 30, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related to the Allied Litigation (See
NOTE 14). The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

Future minimum payments for mortgage notes payable are as follows:

        For the year ending June 30,

          2008                        $   724,000
          2009                            766,000
          2010                            812,000
          2011                            859,000
          2012                            910,000
          Thereafter                   46,310,000
                                      -----------
                                      $50,381,000
                                      ===========

NOTE 6 - RENTAL INCOME

The Partnership leases the parking garage and spa facility to others for various terms through May 2013 that have been classified as operating leases. Contingent rental income is recognized when specified sales targets are met by the lessee.

The Partnership has a lease agreement with Evon for the use of the parking garage expiring in November 2010. The lease provides the Partnership with minimum monthly payments of $20,000 and additional contingent rental income based on 60% of the gross parking revenues. For the years ended June 30, 2007 and 2006, the Partnership recorded contingent rental income from Evon of $1,296,000 and $708,000, respectively.

The Partnership has a lease agreement with Tru Spa, LLC for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index.

Future minimum rentals to be received under existing non-cancelable operating leases as of June 30, 2007 for each of the next five years and in the aggregate are:

   For the year ending June 30,   Parking Garage    Spa Facilities     Total
                                  --------------    --------------   ----------
       2008                       $      237,000    $      165,000   $  402,000
       2009                              237,000           165,000      402,000
       2010                              237,000           165,000      402,000
       2011                               99,000           165,000      264,000
       2012                                    -           165,000      165,000
       Thereafter                              -           151,000      151,000
                                  --------------    --------------   ----------
                                  $      810,000    $      976,000   $1,786,000
                                  ==============    ==============   ==========

NOTE 7 - MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee was due only if the partially adjusted net operating income for the fiscal year exceeded the amount of the Partnership's required return ($7 million) for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the year ended June 30, 2007. Management fees paid to Prism during the year ended June 30, 2007 were $212,000.

Prior to the Prism management agreement, the Hotel was managed and operated by Dow. Under the Dow management agreement, the Partnership was to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee was due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of the Partnership's required return ($7 million) for that fiscal year. Dow was also entitled to incentive management fees if certain milestones were accomplished, no incentive management fees were earned during the years ended June 30, 2007 and June 30, 2006. Management fees paid to DOW during the years ended June 30, 2007 and 2006 were $311,000 and $193,000, respectively.


NOTE 8 - HILTON FRANCHISE LICENSE AGREEMENT

Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") on December 10, 2004 for the right to operate the Hotel as a Hilton brand hotel. The term of the Hilton Franchise Agreement is for 15 years commencing on the opening date of the Hotel, January 12, 2006, with an option to extend that Agreement for another five years, subject to certain conditions. The Partnership will pay monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month, the third year will be four percent (4%) of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent of the Hotel's gross room revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the monthly program fee will not exceed five percent of gross room revenue.

The franchise fee for years ended June 30, 2007 and 2006 were $1,702,000 and $503,000, respectively. The royalty fee and monthly program fee for years ended June 30, 2007 and 2006 was $183,000 and $54,000, respectively. At June 30, 2007 and 2006, the amount payable to Hilton Hotels Corporation for royalty, monthly program fee, and franchise fee was $160,000 and $131,000, respectively.

NOTE 9 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax benefit (expense) consists of the following:

For the year ended June 30,             2007          2006
                                     ----------    ----------
 Federal
   Current                          $         -   $    (1,000)
   Deferred                             (62,000)    1,463,000
                                     ----------    ----------
                                        (62,000)    1,462,000
                                     ----------    ----------
State
   Current                               (3,000)       53,000
   Deferred                             264,000       141,000
                                     ----------    ----------
                                        261,000       194,000
                                     ----------    ----------
                                    $   199,000   $ 1,656,000
                                     ==========    ==========


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,               2006          2005
                                         ------        ------
  Statutory federal tax rate              34.0%         34.0%
  State income taxes, net of
   federal tax benefit                     5.5%          5.7%
  Valuation allowance                    (31.8%)           -
  Other                                   (0.1%)         2.1%
                                         ------        ------
                                           7.6%         41.8%
                                         ======        ======


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2007 are as follows:

  Deferred tax assets
    Net operating loss carryforwards                $ 5,826,000
    Other investment impairment reserve                 375,000
    Constructive sales                                   51,000
    Wash sales                                           14,000
    Other                                                39,000
    Valuation allowance                                (839,000)
                                                     ----------
                                                      5,466,000
  Deferred tax liabilities
    Unrealized gains on marketable securities        (1,467,000)
    Deferred gains on real estate sale                 (912,000)
    Book/tax basis difference in the investment
     in Justice Investors                              (721,000)
    State taxes                                        (148,000)
                                                     ----------
                                                     (3,248,000)
                                                     ----------
  Net deferred tax asset                            $ 2,218,000
                                                     ==========

As of June 30, 2007, the Company had net operating loss carryforwards of $14,279,000 and $10,996,000 for federal and state purposes, respectively. These carryforwards begin to expire in varying amounts through 2025.

For the year ended June 30, 2007, the Company recorded a valuation allowance of $839,000 against the total deferred tax assets. Management believes that it is more likely than not that the Company will not realize the entire benefit of the deferred asset as of June 30, 2007.


NOTE 10 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of Justice Investors, the operations of its multi-family residential properties, and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the year ended June 30, 2007 and 2006. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income for investment transactions consist of net investment gains and dividend and interest income.


                                 REAL ESTATE
AS OF AND                    -------------------------
FOR THE YEAR ENDED            JUSTICE       RENTAL      INVESTMENT
JUNE 30, 2007                INVESTORS    PROPERTIES   TRANSACTIONS      OTHER         TOTAL
                            -----------   -----------  ------------   -----------   ------------
Operating income           $ 31,715,000   $   501,000   $ 1,414,000   $         -  $  33,630,000
Operating expenses          (29,225,000)     (246,000)     (775,000)            -    (30,246,000)
                            -----------   -----------   -----------   -----------   ------------
                              2,490,000       255,000       639,000             -      3,384,000
Mortgage interest
 expense                     (2,919,000)     (172,000)            -             -     (3,091,000)
Depreciation and amort.      (4,172,000)      (80,000)            -             -     (4,252,000)
General and administrative
 Expense                              -             -             -    (1,013,000)    (1,013,000)
Other expense                   (85,000)            -             -             -        (85,000)
Income tax benefit                    -             -             -       199,000        199,000
Minority interest             2,423,000             -             -       473,000      2,896,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)          $ (2,263,000)  $     3,000   $   639,000   $  (341,000)  $ (1,962,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets               $ 50,921,000   $ 4,476,000   $17,868,000   $ 2,569,000   $ 75,834,000
                            ===========   ===========   ===========   ===========   ============



                                   REAL ESTATE
AS OF AND                   -------------------------
FOR THE YEAR ENDED            JUSTICE       RENTAL      INVESTMENT
JUNE 30, 2006                INVESTORS    PROPERTIES   TRANSACTIONS      OTHER         TOTAL
                            -----------   -----------  ------------   -----------   ------------
                                                                      <C.
Operating income(loss)     $ (4,017,000)  $   441,000   $ 2,994,000   $         -  $    (582,000)
Operating expenses                    -      (203,000)     (689,000)            -       (892,000)
                            -----------   -----------   -----------   -----------   ------------
                             (4,017,000)      238,000     2,305,000             -     (1,474,000)
Mortgage interest
 expense                              -      (173,000)            -             -       (173,000)
Depreciation and amort.               -       (76,000)            -             -        (76,000)
General and administrative
 Expense                              -             -             -      (956,000)      (956,000)
Other expense                   (85,000)            -             -             -        (85,000)
Income tax benefit                    -             -             -     1,656,000      1,656,000
Minority interest                     -             -             -       506,000        506,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)          $ (4,102,000)  $   (11,000)  $ 2,305,000   $ 1,206,000   $   (602,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets               $  1,605,000   $ 4,547,000   $21,016,000   $ 2,820,000   $ 29,988,000
                            ===========   ===========   ===========   ===========   ============



NOTE 11 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel. He is also a partner in the Partnership and is a director of Evon Corporation, the managing general partner of the Partnership. The contractor is also a board member of Evon Corporation. As of June 30, 2007 and 2006, there were $33,000 and $501,000, respectively, payable to the contractor. Services performed by the contractor were capitalized as fixed assets which totaled $1,256,000 and $18,300,000 as of June 30, 2007 and 2006, respectively. Management believes these renovations were competitively priced.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $1,533,000 and $945,000 for the years ended June 30, 2007 and 2006, respectively, under the terms of the lease agreement. See Note 7-Rental Income. Rent receivable from Evon at June 30, 2007 and 2006 was $33,000 and $127,000, respectively.

The InterGroup Corporation allocates corporate expenses to the Company and its subsidiaries based on management's estimate of the pro rata utilization of resources. During the years ended June 30, 2007 and 2006, the Company made payments to InterGroup of approximately $146,000 and $160,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. During the year ended June 30, 2007 and June 30, 2006 Mr. Winfield did not receive any performance based compensation. This performance based compensation program may be further modified or terminated at the discretion of the Board.

All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

See also Note 11 - "SUBSEQUENT EVENT" below.


NOTE 12 - SUBSEQUENT EVENT

In August 2007, Portsmouth agreed to acquire 50% interest in Intergroup Uluniu, Inc., a Hawaiian corporation and a 100% owned subsidiary of The Intergroup Corporation, for $973,000, which represents an amount equal to the costs paid by Intergroup for the acquisition and carrying costs of approximately 2 acres of unimproved land located in Maui, Hawaii. In September 2007, the Company paid Intergroup $758,000 of the $973,000. With the proceeds, Intergroup paid off the $750,000 mortgage note on the land including accrued interest. As a related party transaction, the fairness of the financial terms of the transaction were reviewed and approved by the independent director of Portsmouth.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Portsmouth, Evon and Justice are parties to several mechanic lien claims filed by Allied Construction Management and several subcontractors arising out of the renovation of the Hotel (the "Allied Claims") which have been consolidated into one action in the San Francisco County Superior Court. In August 2007, the Partnership reached tentative settlements, subject to court approval, with all of the subcontractors that filed liens in an aggregate amount of approximately $1,580,000 for which the Partnership had previously recorded a payable. Still unresolved is the balance of the claim asserted by Allied in the approximate amount of $600,000. Justice, Evon and Portsmouth dispute that any amounts are owed to Allied and will vigorously defend the balance of this action against Allied and the Company has not reserved for that amount.

From time to time, the Company may be a defendant or co-defendant in other legal actions involving various claims incident to the conduct of its business. Most of such claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.



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


Item 8B. Other Information.

Effective August 20, 2007, Computershare Trust Company, N.A. ("Computershare") is now acting as the new transfer agent and registrar for the Company. The change was a result of the acquisition of Portsmouth's prior transfer agent and registrar, U.S. Stock Transfer Corporation, by Computershare. The contact information for Computershare is as follows:

                      For Standard U.S. Postal Mail
                      -----------------------------
                    Computershare Trust Company, N.A.
                             P.O. Box 43070
                        Providence, RI 02940-3070

                      For Overnight/Express Delivery
                      ------------------------------
                    Computershare Trust Company, N.A.
                             250 Royall Street
                             Canton, MA 02021

                             Telephone and Fax
                             -----------------
                       Toll free in U.S. 800-962-4284
                           Telephone 303-262-0600
                              Fax 303-262-0700

                   For DWAC Instructions Provided by Brokers
                   -----------------------------------------
                      Fast Transfer Agent Number - 50173

                                   Website
                                   -------
                             www.computershare.com

                                E-Mail Inquiries
                                ----------------
                         web.queries@computershare.com

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2007:


                                  Present
                                  Position           Director
     Name             Age      with the Company        Since       Term to Expire
--------------------------------------------------------------------------------------
John V. Winfield      60       Chairman, President     1995        2007 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      62       Director (1)(2)         1996        2007 Annual Meeting

John C. Love          67       Director (1)(2)         1998        2007 Annual Meeting

Michael G. Zybala     55       Vice President,
                               Secretary, and
                               General Counsel         N/A         N/A

David T. Nguyen       34       Treasurer and           N/A         N/A
                               Controller
---------------------------

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

Procedures for Recommendations of Nominees to Board of Directors

There have been no changes to the procedures previously disclosed by which security holders may recommend nominees to the Company's Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2007 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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


Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiary for each of the Company's last two competed fiscal years ended June 30, 2007 and June 30, 2006. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.


                        SUMMARY COMPENSATION TABLE

                              Fiscal                                All Other
Name and Principal Position    Year     Salary        Bonus       Compensation     Total
---------------------------    ----   ----------    ----------   ------------   ------------
John V. Winfield               2007   $267,000(1)    $      -      $42,500(2)    $ 309,500
Chairman, President and        2006   $267,000(1)    $      -      $42,500(2)    $ 309,500
Chief Executive Officer

Michael G. Zybala              2007   $135,000(3)    $      -      $     -       $ 135,000
Vice President, Secretary      2006   $ 85,500(3)    $      -      $     -       $  85,500
and General Counsel
---------------------------

(1) Includes salary and director's fees received from the Company's subsidiary, Portsmouth, in the amounts of $133,000 for each of the fiscal years ended June 30, 2007 and 2006 and directors fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe's parent corporation, InterGroup, of $255,000 for each of the fiscal years ended June 30, 2007 and June 30, 2006.

 (2) During fiscal 2007 and 2006, the Company and Portsmouth also paid combined annual premiums of $42,500, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. Portsmouth's share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary and Special Hotel Committee monthly fee and meeting fees paid by Portsmouth in the aggregate amounts of $118,800 and $72,000 for fiscal years ended June 30, 2007 and June 30, 2006, respectively. Does not include $27,000 and $22,000 paid by Santa Fe's parent company, InterGroup, for fiscal 2007 and 2006, respectively.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The Company's previous experience and results with outside money managers was not acceptable.
Pursuant to the criteria established by the Board, Mr. Winfield was be entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts will be calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. This change was made to make the Company's plan be consistent with that established by its parent company, InterGroup. This performance based compensation program may be further modified or terminated at the discretion of the Board. No performance based compensation was paid for fiscal years ended June 30, 2007 or 2006.


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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2007 and has no equity compensation plans in effect.


                          DIRECTOR COMPENSATION


                          Fees Earned
                            or Paid            All Other
     Name                   in Cash           Compensation        Total
-----------------         -----------         ------------       -------

John C. Love              $ 70,000(1)                  -         $70,000

William J. Nance          $ 70,000(1)                  -         $70,000

John V. Winfield(2)
------------------

(1) Mr. Love and Mr. Nance also serve as directors of the Company's subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $54,000 in special hotel committee monthly fees and meeting fees paid to Mr. Love and Mr. Nance by Portsmouth related to active oversight of the operations, renovations and repositioning of its Hotel asset.

(2) As an executive officer Mr. Winfield director's fees are reported in the Summary Compensation Table.


The bylaws of Santa Fe permit directors to be paid a fixed sum for attendance at each meeting of the Board or a stated retainer fee as director. Each director is paid a fee of $1,500 per quarter for a total annual compensation of $6,000. This policy has been in effect since July 1, 1985. Members of the Company's Audit Committee also receive a fee of $500 per quarter.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 14, 2007, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          89,858(3)                   7.2%
Allied Mutual Insurance
  Services ("AMI")
First Floor, Times Place,
45 Pall Mall
London SW1Y 5GP, UK

The InterGroup Corporation              932,459                     75.1%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.0%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          981,859(4)                  79.1%
  John V. Winfield as a group
------------------------------

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 14, 2007, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based on their Statement on Schedule 13D (Amendment No. 6) dated June 13, 2001, GPG and its wholly-owned subsidiary AMI claim shared power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, the shares of Santa Fe's Common Stock owned of record by AMI.

(4) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 62.6% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

(b) Security Ownership of Management

The following table sets forth, as of September 14, 2007, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        981,859(3)                  79.1%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

David T. Nguyen                               0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             981,859                     79.1%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 14, 2007, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 932,459 shares of Common Stock. As the President, Chairman of the Board and a 62.6% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 3.3% shareholder of InterGroup as well as a Director thereof. John C. Love is also a Director of InterGroup and a 1.2% shareholder.

Security Ownership of Management in Subsidiary

As of September 14, 2007, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 79,700 shares are owned by Santa Fe's parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 79.7% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


(c) Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions, and
         Director Independence

As of September 10, 2007, Santa Fe and InterGroup owned 79.7% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 79.1% of the voting stock of Santa Fe. All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management's estimate of the pro rata utilization of resources. During the fiscal years ended June 30, 2007 and 2006, the Company and Portsmouth made payments to InterGroup of approximately $146,000 and $160,000 respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

During fiscal year 2006, the Company paid $26,000 in preferred stock dividends to InterGroup.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. No such compensation was paid for fiscal years 2007 and 2006. This performance based compensation program may be further modified or terminated at the discretion of the Board.

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2007 and 2006, the Company paid annual premiums of $25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2007 and 2006, Portsmouth paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

In August 2007, Portsmouth's Board of Directors authorized an investment of $973,000 for Portsmouth to acquire a 50% equity interest in Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in a related party transaction. Uluniu is a 100% owned subsidiary of InterGroup. Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. The Company's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. The fairness of the financial terms of the transaction were reviewed and approved by the independent director of Portsmouth. As of September 5, 2007, $758,000 of the investment amount had been paid by Portsmouth.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families which require disclosure.


Director Independence

Santa Fe is an unlisted company and a small business issuer under the rules and regulations of the Securities and Exchange Commission ("SEC"). With the exception of the Company's President and CEO, John V. Winfield, all of Portsmouth's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and the National Association of Securities Dealers' ("NASD").

Item 13.  Exhibits.

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

   14.    Code of Ethics (filed herewith)

   21.    Subsidiaries:

          (1) Portsmouth Square, Inc. (68.8%)
              Incorporated on July 6, 1967 in California

          (2) Intergroup Woodland Village, Inc. (55.4%)
              Incorporated on August 5, 1993 in Ohio

          (3) 614 Acanto Properties, Inc. (100%)
              Incorporated on November 7, 2001 in California

  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

  32.1    Certification of Chief Executive Officer Pursuant to 18
          U.S.C. Section 1350. (filed herewith)

  32.2    Certification of Chief Financial Officer Pursuant to 18
          U.S.C. Section 1350. (filed herewith)

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


Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2007 and 2006 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:


                                            Fiscal Year
                                       --------------------
                                         2007        2006
                                       --------    --------
        Audit Fees                     $222,000    $254,000
        Audit-Related Fees             $      -    $      -
        Tax Fees                       $      -    $      -
        All Other Fees                 $      -    $      -
                                       --------    --------
             TOTAL:                    $222,000    $254,000


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

Date: September 28, 2007                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 28, 2007                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: September 28, 2007                      by /s/ David T. Nguyen
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


Date: September 28, 2007              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board


Date: September 28, 2007              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director


Date: September 28, 2007              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director