Form 10QSB/A
period 2007-09-30
SANTA FE FINANCIAL CORP
filed 2008-02-26
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB/A
                             Amendment No. 1

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

                           EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") is filed by Santa Fe Financial Corporation (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2007 as filed on November 14, 2007. The purpose of the Amendment is to restate our comparative prior period unaudited financial statements for the period ended September 30, 2006, due to an error in those financial statements related to the accounting for tax effects on the minority interest of a consolidated limited partnership entity as described in Note 1 to the Consolidated Financial Statements. The error does not affect the Company's reported revenues, expenses, net income(loss) before income taxes or cash flows, and does not impact the Company's operations.

No attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on November 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

     *  Part I. Item 1. Financial Information

     *  Part I. Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

     *  Part I. Item 3. Controls and Procedures

In addition, this Amendment includes updated certifications from the Company's Chief Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2,
32.1 and 32.1 as of the date of this filing.

                                INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                               PAGE

  Item 1. Consolidated Financial Statements

    Consolidated Balance Sheet
      As of September 30, 2007 (Unaudited)                                   4

    Consolidated Statements of Operations (Unaudited)
      For the Three Months ended September 30, 2007 and 2006                 5

    Consolidated Statements of Cash Flows (Unaudited)
      For the Three Months ended September 30, 2007 and 2006                 6

    Notes to Consolidated Financial Statements                               7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     14

  Item 3. Controls and Procedures                                           21


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.                                                22

  Item 6.  Exhibits.                                                        23

SIGNATURES                                                                  23

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


                            SANTA FE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


For the three months ended September 30,                  2007           2006
                                                                     (As Restated)
                                                       ----------     -----------
Hotel operations:
 Hotel and garage revenue                            $  9,786,000    $  7,592,000
 Operating expense                                     (8,335,000)     (6,360,000)
 Interest expense                                        (702,000)       (749,000)
 Real estate taxes                                       (177,000)       (180,000)
 Depreciation and amortization                         (1,083,000)     (1,034,000)
                                                       ----------      ----------
    Loss from Justice Investors operations               (511,000)       (731,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            138,000         115,000
 Property operating expense                               (49,000)        (70,000)
 Mortgage interest expense                                (43,000)        (43,000)
 Depreciation expense                                     (20,000)        (19,000)
                                                       ----------      ----------
    Income(loss) from real estate operations               26,000         (17,000)
                                                       ----------      ----------

  General and administrative expenses                    (237,000)       (221,000)
  Other expense                                           (21,000)        (21,000)
                                                       ----------       ---------
                                                         (258,000)       (242,000)
                                                       ----------       ---------
 Investment transactions:
  Net losses on marketable securities                    (936,000)       (509,000)
  Impairment loss on other investments                    (90,000)              -
  Dividend and interest income                             43,000          43,000
  Margin interest and trading expenses                   (162,000)       (180,000)
                                                       ----------      ----------
    Total other loss                                   (1,145,000)       (646,000)
                                                       ----------      ----------
Loss before income taxes and minority interest         (1,888,000)     (1,636,000)

Minority interest - Justice Investors, pretax             278,000         373,000
                                                       ----------      ----------
Loss before income taxes                               (1,610,000)     (1,263,000)

Income tax benefit                                        642,000         495,000
                                                       ----------      ----------
Loss before minority interest                            (968,000)       (768,000)

Minority interest benefit, net of tax                     212,000         193,000
                                                       ----------      ----------
Net loss                                                 (756,000)       (575,000)
                                                       ==========      ==========
Basic loss per share                                  $     (0.61)    $     (0.46)
                                                       ==========      ==========
Weighted average number of shares
  outstanding                                           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.


                        SANTA FE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


For the three months ended September 30,                      2007          2006
                                                                        (As Restated)
                                                           ----------    ----------
Cash flows from operating activities:
  Net loss                                               $   (756,000)  $  (575,000)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Net unrealized losses on marketable securities            683,000       372,000
    Impairment loss on other investments                       90,000             -
    Minority interest                                        (490,000)     (566,000)
    Depreciation and amortization                           1,103,000     1,052,000
    Changes in assets and liabilities:
      Investment in marketable securities                   6,119,000     3,045,000
      Other investments and other assets                      106,000      (844,000)
      Accounts payable and other liabilities                1,303,000       393,000
      Due to securities broker                             (4,131,000)   (1,390,000)
      Obligations for securities sold                        (857,000)     (528,000)
      Deferred tax asset                                     (642,000)     (495,000)
                                                           ----------    ----------
  Net cash provided by operating activities                 2,528,000       464,000
                                                           ----------    ----------
Cash flows from investing activities:
  Capital expenditures for furniture, equipment and
   building improvements                                   (1,348,000)     (358,000)
  Investment in real estate                                  (973,000)            -
                                                           ----------    ----------
Net cash used in investing activities                      (2,321,000)     (358,000)
                                                           ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable                (177,000)     (111,000)
                                                           ----------    ----------
Net cash used in financing activities                        (177,000)     (111,000)
                                                           ----------    ----------
Net increase(decrease) in cash and cash equivalents            30,000        (5,000)

Cash and cash equivalents at beginning of period              851,000     2,614,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $    881,000   $ 2,609,000
                                                           ==========    ==========

Supplemental information:

Margin interest paid                                     $     67,000   $    97,000
Mortgage interest paid                                   $    745,000   $   792,000


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

The Company will restate its unaudited financial information for the three and six month periods ended December 31, 2006 in its Quarterly Report on Form 10-QSB for the period ended December 31, 2007, which will be filed on February 19, 2008. Upon completion of this filing of the Company's Form 10-QSB/A for the three months ended September 30, 2007, we will file an amended Quarterly Report on Form 10-QSB/A for the three and nine months ended March 31, 2007.

Within the current filing, we are restating the Consolidated Statement of Operations for the three months ended September 30, 2006.

The table below presents the changes to the Consolidated Statement of Operations for the three months ended September 30, 2006 and the changes to the Consolidated Balance Sheet as of September 30, 2006.


For the three months ended September 30, 2006       As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $   642,000      $   495,000
Minority interest - Justice Investors, pre-tax      $         -      $   373,000
Minority interest, net of tax                       $   520,000      $   193,000
Net loss                                            $  (474,000)     $  (575,000)
Basic loss per share                                $     (0.38)     $     (0.46)


Balance Sheet Line Items as of September 30, 2006   As Reported      As Restated
                                                    -----------      -----------
Other assets                                        $ 7,431,000      $ 7,284,000
Minority interest                                   $ 1,747,000      $ 1,701,000
Retained earnings                                   $ 3,439,000      $ 3,338,000


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
                            ===========   ===========   ===========   ===========   ============


                                   REAL ESTATE
                            -------------------------
Three months ended             Hotel       Rental      Investment
September 30, 2006          Operations    Properties   Transactions      Other         Total
(As Restated)               -----------   -----------  ------------   -----------   ------------
Operating income(loss)      $ 7,592,000   $   115,000   $  (466,000)  $         -  $   7,240,000
Operating expenses           (6,540,000)      (70,000)     (180,000)            -     (6,790,000)
                            -----------   -----------   -----------   -----------   ------------
                              1,052,000        45,000      (646,000)            -        450,000
Mortgage interest
 expense                       (749,000)      (43,000)            -             -       (792,000)
Depreciation and amort.      (1,034,000)      (19,000)            -             -     (1,052,000)
General and administrative
 Expense                              -             -             -      (221,000)      (221,000)
Amortization of excess
 purchase price                 (21,000)            -             -             -        (21,000)
Income tax benefit                    -             -             -       495,000        495,000
Minority interest               373,000             -             -       193,000        566,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $  (379,000)  $   (17,000)  $  (646,000)  $   467,000   $   (575,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $42,586,000   $ 4,537,000   $18,199,000   $11,911,000   $ 77,233,000
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


Three Months Ended September 30, 2007 Compared to Three Months
Ended September 30, 2006

The Company had a net loss of $756,000 for the three months ended September 30, 2007 compared to a net loss of $575,000 for the three months ended September 30, 2006. As discussed below, the increase in the loss was primarily due to the increase in the net losses from marketable securities partially offset by the reduction in the net loss from the operations of Justice Investors and income generated from the Company's real estate operations.

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

The provision for income tax benefit increased to $642,000 for the three months ended September 30, 2007 from $495,000 for the three months ended September 30, 2006 primarily as the result of the increase in the pre-tax loss to $1,610,000 from $1,263,000, respectively.


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


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB/A. In connection with the restatement described in Note 1, to our Consolidated Financial Statements, management determined that there were material weaknesses in our internal control over financial reporting in the areas of accounting for minority interest and tax provisions related to the consolidation of a partnership entity in prior comparative periods. In light of these material weaknesses, the Company performed additional analyses and other review procedures to ensure the Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2007, we did not maintain effective controls over the accuracy for our accounting for the minority interest and tax provisions related to our consolidated partnership entity. These control deficiencies resulted in the restatement of our consolidated financial statements for the comparative quarterly period ended September 30, 2006. In addition, due to these control deficiencies, restatements of our consolidated financial statements for the three and six months ended December 31, 2006 and for the three and nine months ended March 31, 2007 will also be necessary.


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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: February 25, 2008                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 25, 2008                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: February 25, 2008                   by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer