Form 10QSB/A
period 2007-03-31
SANTA FE FINANCIAL CORP
filed 2008-02-27
CIK 86759

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

                           EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") is filed by Santa Fe Financial Corporation (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2007 as filed on May 14, 2007. The purpose of the Amendment is to restate our unaudited financial statements for the period ended March 31, 2007, due to an error in those financial statements related to the accounting for tax effects on the minority interest of a consolidated limited partnership entity as described in Note 1 to the Consolidated Financial Statements. The error does not affect the Company's reported revenues, expenses, net income(loss) before income taxes or cash flows, and does not impact the Company's operations.

No attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

                               INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                               PAGE

  Item 1. Consolidated Financial Statements
    Consolidated Balance Sheet - As of March 31, 2007 (Unaudited)            4

    Consolidated Statements of Operations (Unaudited) - For the
     Three Months ended March 31, 2007 and March 31, 2006                    5

    Consolidated Statements of Operations (Unaudited) - For the
     Nine Months ended March 31, 2007 and March 31, 2006                     6

    Consolidated Statements of Cash Flows (Unaudited) - For the
     Nine Months ended March 31, 2007 and March 31, 2006                     7

    Notes to Consolidated Financial Statements                               8

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     17

  Item 3. Controls and Procedures                                           26


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Shareholders                  28

  Item 5.  Exhibits and Reports on Form 8-K.                                28


SIGNATURES                                                                  29

                                  PART I
                           FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

                       Santa Fe Financial Corporation
                         Consolidated Balance Sheet
                               (Unaudited)

As of March 31,                                                2007
                                                          (As Restated)
                                                           -----------
ASSETS
 Investment in hotel, at cost:
  Land                                                    $  1,124,000
  Furniture and equipment                                   15,260,000
  Building and improvements                                 42,961,000
  Accumulated depreciation                                 (17,812,000)
                                                           -----------
                                                            41,533,000
                                                            ----------
 Investment in real estate, at cost:
  Land                                                       2,430,000
  Building and improvements                                  2,578,000
  Accumulated depreciation                                    (509,000)
                                                           -----------
                                                             4,499,000
                                                           -----------
  Cash and cash equivalents                                  3,104,000
  Investment in marketable securities                       13,651,000
  Other investments                                          5,225,000
  Other assets                                               7,623,000
  Deferred tax asset                                         2,018,000
  Minority interest of Justice Investors                     4,558,000
                                                           -----------
Total assets                                              $ 82,211,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                  $  7,835,000
  Due to securities broker                                   7,205,000
  Obligations for securities sold                              717,000
  Mortgage notes payable - real estate                       2,222,000
  Mortgage notes payable - hotel                            48,316,000
                                                           -----------
Total liabilities                                           66,295,000
                                                           -----------

Minority interest                                            4,358,000

Commitments and contingencies

Shareholders' equity
  6% Cumulative, convertible, voting preferred stock
   par value $.10 per share; none issued
   Authorized shares - 1,000,000                                     -
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000
  Additional paid-in capital                                 8,808,000
  Retained earnings                                          3,567,000
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                  11,558,000
                                                           -----------
Total liabilities & shareholders' equity                  $ 82,211,000
                                                           ===========

The accompanying notes are an integral part of the consolidated financial statements.


                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the three months ended March 31,                      2007           2006
                                                      (As Restated)
                                                       ----------     -----------
Justice Investors operations:
 Hotel and garage revenue                             $ 7,654,000    $          -
 Operating expense                                     (7,297,000)              -
 Interest expense                                        (745,000)              -
 Real estate taxes                                       (176,000)              -
 Depreciation and amortization                         (1,042,000)              -
                                                       ----------      ----------
    Loss from Justice Investors operations             (1,606,000)              -
                                                       ----------      ----------

Equity in net loss of Justice Investors                         -      (1,564,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            127,000         109,000
 Property operating expense                               (83,000)        (51,000)
 Mortgage interest expense                                (43,000)        (43,000)
 Depreciation expense                                     (20,000)        (19,000)
                                                       ----------      ----------
    Loss from real estate operations                      (19,000)         (4,000)
                                                       ----------      ----------

  General and administrative expenses                    (279,000)       (185,000)
  Other expense                                           (21,000)        (21,000)
                                                       ----------       ---------
                                                         (300,000)       (206,000)
                                                       ----------       ---------
 Investment transactions:
  Net gains on marketable securities                    1,017,000       2,456,000
  Dividend and interest income                             41,000          69,000
  Margin interest and trading expenses                   (194,000)       (178,000)
  Other income, net                                             -         232,000
                                                       ----------      ----------
    Total other income                                    864,000       2,579,000
                                                       ----------      ----------
Income(loss) before income taxes and
 minority interest                                     (1,061,000)        805,000

Minority interest - Justice Investors, pre-tax            879,000               -
                                                       ----------      ----------
Income(loss) before tax                                  (182,000)        805,000

Income tax benefit(expense)                                83,000        (259,000)
                                                       ----------      ----------
Income(loss) before minority interest                     (99,000)        546,000

Minority interest benefit, net of tax                      89,000          13,000
                                                       ----------      ----------
Net income(loss)                                      $   (10,000)    $   559,000
                                                       ==========      ==========
Basic income(loss) per share                          $     (0.01)    $      0.45
                                                       ==========      ==========
Weighted average number of shares
  outstanding                                           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.


                      Santa Fe Financial Corporation
                   Consolidated Statements of Operations
                                (Unaudited)

For the nine months ended March 31,                       2007           2006
                                                      (As Restated)
                                                       ----------     -----------
Justice Investors operations:
 Hotel and garage revenue                            $ 23,362,000    $          -
 Operating expense                                    (20,760,000)              -
 Interest expense                                      (2,180,000)              -
 Real estate taxes                                       (558,000)              -
 Depreciation and amortization                         (3,116,000)              -
                                                       ----------      ----------
    Loss from Justice Investors operations             (3,252,000)              -
                                                       ----------      ----------

Equity in net loss of Justice Investors                         -      (3,303,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            367,000         339,000
 Property operating expense                              (197,000)       (142,000)
 Mortgage interest expense                               (129,000)       (130,000)
 Depreciation expense                                     (60,000)        (57,000)
                                                       ----------      ----------
    Income(loss) from real estate operations              (19,000)         10,000
                                                       ----------      ----------

  General and administrative expenses                    (696,000)       (610,000)
  Other expense                                           (63,000)        (63,000)
                                                       ----------       ---------
                                                         (759,000)       (673,000)
                                                       ----------       ---------
 Investment transactions:
  Net gains on marketable securities                    1,679,000       3,072,000
  Impairment loss on other investments                          -         (16,000)
  Dividend and interest income                            136,000         287,000
  Margin interest and trading expenses                   (534,000)       (486,000)
  Other income, net                                             -         258,000
                                                       ----------      ----------
    Total other income                                  1,281,000       3,115,000
                                                       ----------      ----------
Loss before income taxes and
 minority interest                                     (2,749,000)       (851,000)

Minority interest - Justice Investors, pre-tax          1,714,000               -
                                                       ----------      ----------
Loss before income tax                                 (1,035,000)       (851,000)

Income tax benefit                                        436,000         385,000
                                                       ----------      ----------
Loss before minority interest                            (599,000)       (466,000)

Minority interest benefit, net of tax                     253,000         345,000
                                                       ----------      ----------
Net loss                                              $  (346,000)    $  (121,000)

Preferred stock dividend                                        -         (26,000)
                                                       ----------      ----------
Loss available to common shareholders                 $  (346,000)    $  (147,000)
                                                       ==========      ==========
Basic income(loss) per share                          $     (0.28)    $     (0.13)
                                                       ==========      ==========
Weighted average number of shares
  outstanding                                           1,241,810       1,199,101
                                                       ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.


                        Santa Fe Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the nine months ended March 31,                           2007          2006
                                                          (As Restated)
                                                           ----------    ----------
Cash flows from operating activities:
  Net loss                                               $   (346,000)  $  (121,000)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Equity in net loss of Justice Investors                         -     3,303,000
    Net unrealized losses(gains) on marketable securities      44,000    (3,184,000)
    Impairment loss on other investments                            -        16,000
    Minority interest                                      (1,967,000)     (345,000)
    Depreciation and amortization                           3,176,000        57,000
    Changes in assets and liabilities:
      Investment in marketable securities                   4,921,000    (5,088,000)
      Other investments and other assets                   (3,903,000)   (1,129,000)
      Accounts payable and other liabilities                  784,000       167,000
      Due to securities broker                               (424,000)    5,966,000
      Obligations for securities sold                      (2,475,000)      616,000
                                                           ----------    ----------
  Net cash (used in) provided by operating activities        (190,000)      258,000
                                                           ----------    ----------
Cash flows from investing activities:
  Additions to furniture, equipment and
   building improvements                                   (1,391,000)            -
                                                           ----------    ----------
Net cash used in investing activities                      (1,391,000)            -
                                                           ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage note payable                 (26,000)      (25,000)
  Proceeds from new mortgage note payable                  19,000,000
  Pay-off of letter of credit                             (16,403,000)
  Dividends paid to preferred shareholders                          -       (26,000)
  Cash distributions to minority partners                    (500,000)
                                                           ----------    ----------
Net cash provided by(used in) financing activities          2,071,000       (51,000)
                                                           ----------    ----------
Net increase in cash and cash equivalents                     490,000       207,000

Cash and cash equivalents at beginning of period            2,614,000        72,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $  3,104,000   $   279,000
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

The Company will restate its unaudited financial information for the three and six month periods ended December 31, 2006 in its Quarterly Report on Form 10-QSB for the period ended December 31, 2007, which will be filed on February 19, 2008. Upon completion of this filing of the Company's Form 10-QSB/A for the three months and nine months ended March 31, 2007, we will file an amended Quarterly Report on Form 10-QSB/A for the three months ended September 30, 2007.

Within the current filing, we are restating the Consolidated Statement of Operations for the three months and nine months ended March 31, 2007.

The table below presents the changes to the Consolidated Statement of Operations for the three and nine months ended March 31, 2007 and the changes to the Consolidated Balance Sheet as of March 31, 2007.


For the three months ended March 31, 2007           As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $   448,000      $    83,000
Minority interest - Justice Investors, pre-tax      $         -      $   879,000
Minority interest, net of tax                       $   854,000      $    89,000
Net income(loss)                                    $   241,000      $   (10,000)
Basic income(loss) per share                        $      0.19      $     (0.01)


For the nine months ended March 31, 2007            As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $1,145,000       $  436,000
Minority interest - Justice Investors, pre-tax      $        -       $1,714,000
Minority interest, net of tax                       $1,746,000       $  253,000
Net income(loss)                                    $  142,000       $ (346,000)
Net income(loss) per share                          $     0.11       $    (0.28)

Balance Sheet Line Items as of March 31, 2007       As Reported      As Restated
                                                    -----------      -----------
Other assets                                        $ 8,332,000      $ 7,623,000
Minority interest of Justice Investors              $         -      $ 4,558,000
Minority interest                                   $   (21,000)     $(4,358,000)
Retained earnings                                   $ 4,055,000      $ 3,567,000


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


                                   REAL ESTATE
                            -------------------------
Three months ended            Justice       Rental      Investment
March 31, 2007               Investors    Properties   Transactions      Other         Total
(As Restated)               -----------   -----------  ------------   -----------   ------------
Operating income            $ 7,654,000   $   127,000   $ 1,058,000   $         -  $   8,839,000
Operating expenses           (7,473,000)      (83,000)     (194,000)            -     (7,750,000)
                            -----------   -----------   -----------   -----------   ------------
                                181,000        44,000       864,000             -      1,089,000
Mortgage interest
 expense                       (745,000)      (43,000)            -             -       (788,000)
Depreciation and amort.      (1,042,000)      (20,000)            -             -     (1,062,000)
General and administrative
 Expense                              -             -             -      (279,000)      (279,000)
Other expense                   (21,000)            -             -             -        (21,000)
Income tax benefit                    -             -             -        83,000         83,000
Minority interest               879,000             -             -        89,000        968,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $  (748,000)  $   (19,000)  $   864,000   $  (107,000)  $    (10,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $46,679,000   $ 4,499,000   $18,876,000   $12,157,000   $ 82,211,000
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
                            ===========   ===========   ===========   ===========   ============


                                   REAL ESTATE
                            -------------------------
Nine months ended             Justice       Rental      Investment
March 31, 2007               Investors    Properties   Transactions      Other         Total
(As Restated)               -----------   -----------  ------------   -----------   ------------
Operating income            $23,362,000   $   367,000   $ 1,815,000   $         -  $  25,544,000
Operating expenses          (21,318,000)     (197,000)     (534,000)            -    (22,049,000)
                            -----------   -----------   -----------   -----------   ------------
                              2,044,000       170,000     1,281,000             -      3,495,000
Mortgage interest
 expense                     (2,180,000)     (129,000)            -             -     (2,309,000)
Depreciation and amort.      (3,116,000)      (60,000)            -             -     (3,176,000)
General and administrative
 Expense                              -             -             -      (696,000)      (696,000)
Other expense                   (63,000)            -             -             -        (63,000)
Income tax benefit                    -             -             -       436,000        436,000
Minority interest             1,714,000             -             -       253,000      1,967,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(1,601,000)  $   (19,000)  $ 1,281,000   $    (7,000)  $   (346,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $46,679,000   $ 4,499,000   $18,876,000   $12,157,000   $ 82,211,000
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


Three Months Ended March 31, 2007 Compared to Three Months
Ended March 31, 2006

The Company had a net loss of $10,000 for the three months ended March 31, 2007 compared to a net income of $559,000 for the three months ended March 31, 2006. As discussed below, the significant change was primarily due to a decrease in the net gains from marketable securities, partially offset by a reduction in the net loss from the operations of Justice Investors.

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

During the three months ended March 31, 2007, the Company consolidated the results of operations from Justice Investors and recorded a minority interest benefit of $879,000 representing 50% of the net loss incurred at Justice Investors during the quarter. For the three months ended March 31, 2006, the Company's investment in Justice Investors was recorded on an equity basis.

The provision for income tax benefit (expense) changed to a tax benefit of $83,000 for the three months ended March 31, 2007 from a tax expense of $259,000 for the three months ended March 31, 2006 primarily as the result of the pre-tax loss incurred by the Company during the quarter ended March 31, 2007.

Nine Months Ended March 31, 2007 Compared to Nine Months
Ended March 31, 2006

The Company had a net loss of $346,000 for the nine months ended March 31, 2007 compared to a net loss of $121,000 for the nine months ended March 31, 2006.
As discussed below, the change was primarily due to the reduction in the net loss from the operations of Justice Investors partially offset by the decrease in the net gains from marketable securities.

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

The provision for income tax benefit increased to $436,000 for the nine months ended March 31, 2007 from $385,000 for the nine months ended March 31, 2006 as the result of the higher pre-tax loss incurred by the Company during the nine months ended March 31, 2007.

During the nine months ended March 31, 2007, the Company consolidated the results of operations from Justice Investors and recorded a minority interest benefit of $1,714,000 representing 50% of the net loss incurred at Justice Investors during the quarter. For the nine months ended March 31, 2006, the Company's investment in Justice Investors was recorded on an equity basis.


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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2007, we did not maintain effective controls over the accuracy for our accounting for the minority interest and tax provisions related to our consolidated partnership entity. These control deficiencies resulted in the restatement of our consolidated financial statements for the quarterly period ended March 31, 2007. In addition, due to these control deficiencies, restatements of our consolidated financial statements for the three and six months ended December 31, 2006 and for the three months ended September 31, 2006 will also be necessary.

(b) Changes In Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB/A that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: February 26, 2008                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 26, 2008                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: February 26, 2008                   by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Accounting Officer