Form 10KSB
period 2008-06-30
SANTA FE FINANCIAL CORP
filed 2008-09-25
CIK 86759

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2008

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

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the year ended June 30, 2008 were $38,337,000.

The aggregate market value of the common equity held by non-affiliates of the issuer computed by reference to the price of $13.50 at which the stock last sold on September 3, 2008 is $3,377,673.

The number of shares outstanding of issuer's $.10 Par Value Common Stock, as of September 10, 2008, was 1,241,810.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                     DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

                                PART I                               PAGE

    Item  1.  Description of Business.                                 4

    Item  2.  Description of Property.                                 9

    Item  3.  Legal Proceedings.                                      14

    Item  4.  Submission of Matters to a Vote of Security Holders.    14

                               PART II

    Item  5.  Market For Common Equity and Related                    15
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       16
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            23

    Item  8.  Changes in and Disagreements with Accountants on        46
              Accounting and Financial Disclosure.

    Item  8A. Controls and Procedures.                                46

    Item  8B. Other Information.                                      47

                              PART III

    Item  9.  Directors, Executive Officers, Promoters and            47
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 49

    Item 11.  Security Ownership of Certain Beneficial Owners and     52
              Management.

    Item 12.  Certain Relationships and Related Transactions.         54

    Item 13.  Exhibits.                                               56

    Item 14.  Principal Accountant Fees and Services.                 57

SIGNATURES                                                            58

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

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

    * risks associated with the hotel industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened terrorist attacks, and downturns in economic and market conditions, particularly in the San Francisco Bay area;

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

One of the Company's principal sources of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). Portsmouth is limited partner, and one of two general partners in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). In April 2006, Portsmouth purchased a 0.20% limited partnership interest in Justice from another limited partner, which brought Portsmouth's limited partnership interest in Justice to exactly 50.0%. The other general partner, Evon Corporation ("Evon"), acts as the managing general partner. All significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2008, there were 111 limited partners in Justice, including Portsmouth and Evon.

In accordance with guidance set forth in Financial Accounting Standards Board
(FASB) Statement of Position (SOP) 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interest and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006. In prior years, Portsmouth's interest in Justice was recorded on the equity basis. Please see Item 7. "Financial Statements." - Note 2 to the consolidated financial statements for a further discussion.

The Company's principal business is conducted through its limited and general partnership interests in Justice. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, now known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor", NYSE:
FCH) in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004.

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

The Partnership also derives income from its lease of the parking garage portion of the to Evon and the lease of approximately 5,400 square feet on the lobby level of the Hotel to Tru Spa, LLC ("Tru Spa") for the operation of a health and beauty spa. The garage and Tru Spa remained open during the renovation work.

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

The Partnership will pay monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month, the third year will be four percent (4%) of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent(4%) of the Hotel's gross room revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the monthly program fee will not exceed five percent of gross room revenue.

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

HOTEL MANAGEMENT COMPANY AGREEMENTS

In February 2007, the Partnership entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the years ended June 30, 2008 and 2007. Management fees paid to Prism during the years ended June 30, 2008 and 2007 were $571,000 and $212,000, respectively.

Prior to the Prism management agreement, the Hotel was managed and operated by Dow Hotel Company, LLC ("DOW") from July 1, 2004 until February 9, 2007. On February 9, 2007, Justice entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to Prism. The management agreement with Dow was on the same basic terms and conditions as the agreement with Prism, with the exception of certain provisions that were unique to the renovation and transition of the Hotel. No incentive management fees were earned by Dow during the fiscal year ended June 30, 2007. Management fees paid to DOW during the year ended June 30, 2007 were $311,000.

GARAGE LEASE AND OPERATIONS

The garage lease between the Partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $20,000 per month. That lease expires in November 2010. The garage lessee, Evon, is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ace Parking Management, Inc. ("Ace Parking") pursuant to a parking facility management agreement with the garage lessee.

TRU SPA LEASE

Approximately 5,400 square feet of space on the lobby level of the Hotel is leased to Tru Spa for the operation of a health and beauty spa. The lease expires in May 2013, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $14,000. Minimum rental amounts are subject to adjustment every three years based on increases in the Consumer Price Index.

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

The Compensation Agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $262,000, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum is payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth. The Compensation Agreement will continue to remain in effect until otherwise amended by the Partnership.

During the years ended June 30, 2008 and 2007, the general partners were paid $285,000 and $283,000, respectively, for the minimum base compensation. For the years ended June 30, 2008 and 2007, additional compensation earned above the minimum base compensation was $232,000 and $184,000, respectively. No incentive compensation was earned during the years ended June 30, 2008 and 2007.

In accordance with the Compensation Agreement, the general partners were also entitled to certain fees for services rendered to the Partnership with respect to repositioning the Hotel, which were to be paid equally to both general partners. The payments were due after six milestones in the restoration of the Hotel. As of June 30, 2007, all milestones had been achieved and all repositioning fees had been paid. There were no repositioning fees earned during the year ended June 30, 2008. For the year ended June 30, 2007, repositioning fees earned totaled $376,000.

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

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general as described more fully under Item 2. "Description of Property." Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate ("ADR") and room revenue per available room ("RevPar") and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition. Because the Hotel operates in an upper scale segment of the market, we could also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. As a result, there could be pressure to lower average daily rates during such periods to compete for these guests.

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

   * increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

   * terrorism, terrorism alerts and warnings, wars and other military actions, SARS, pandemic or other medical events or warnings which may result in decreases in business and leisure travel; and

   * adverse effects of down turns in international, national and/or local economies and market conditions.

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

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2008 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership's first mortgage loan obtained in July 2005. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

EMPLOYEES

As of June 30, 2008, the Company had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory. Although the employees of Portsmouth and Justice are not unionized, most employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). In September 2007, a new contract was reached with Local 2 that expires on August 14, 2009. As part of that agreement, Justice also settled all claims with Local 2 arising out of the temporary closing of the hotel for renovations. The Hotel also has labor agreements with Stationary Engineers, Local 39 and Teamsters, Local 856. Those contracts expire on January 11, 2009 and December 31, 2008, respectively.


Item 2.  Description of Properties.

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

The Hotel is located in an area of intense competition from other hotels in the Financial District. After being closed for more than seven months for a substantial renovation project in fiscal year 2006, it has taken some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 35 years. The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Management, in conjunction with its management company Prism and Hilton, will make every effort to market the Hotel as an upscale property to business travelers, leisure customers and small to medium size groups. While it may take some time for the Hotel to be fully recognized and reach its full potential, Management believes that the substantial renovations made to the Hotel, coupled with the strength of the Hilton brand and its Hilton Honors program, have provided the foundation for the Hotel to meet or exceed all of its competition.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to reserve approximately 4% of gross annual Hotel revenues each year for future capital requirements. In the opinion of management, the Hotel is adequately covered by insurance.


HOTEL PERFORMANCE

The following table presents certain statistical data and certain performance information for the Hotel for the years ended June 30, 2008 and 2007. For additional information, see Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7. "Financial Statements" - Note 2 to the Company's consolidated financial statements.

Fiscal Year Ended         Average           Average
     June 30,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2008                $175               84.1%            $148
      2007                $160               75.8%            $122

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

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

As a condition of the Second Prudential Loan, Justice was required to utilize $1,500,000 of its line of credit with UCB to obtain a standby letter of credit to serve as security for potential liabilities arising out of the litigation then pending between the Partnership and Allied Construction Management, Inc. and its subcontractors (the "Allied Litigation") over disputed construction change orders. That standby letter of credit was released with the settlement of the Allied Litigation in June 2008. The annual fee for the letter of credit was one and one half percent of $1,500,000, which fee was paid in quarterly installments for the periods in which the letter of credit was in effect.

The term of the new line of credit facility with UCB matures on February 2, 2009 and has an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent (4.50% as of June 30, 2008). As of June 30, 2008, there was $1,513,000 outstanding under the line of credit.


LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2008, real estate property taxes were approximately $55,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. As of June 30, 2008, the outstanding mortgage balance was $1,751,000. The mortgage carries a fixed interest rate of 7.73% and matures in October 2029.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2008, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $424,000 at June

30, 2008 and the maturity date of the mortgage is January 2032 and is collateralized by the property. The interest rate is variable and was 6.45% at June 30, 2008.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage both of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century
West is for a term of twelve months ending on July 31, 2006 and will continue thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident mangers. For the year ended June 30, 2008 and 2007, management fees were $23,000 and $20,000, respectively.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2008, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 71% and 100%, respectively. The physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2008 for Woodland Village and Acanto was 100% and 100%, respectively.

In the opinion of management, both rental properties are adequately covered by insurance.

LAND HELD FOR DEVELOPMENT

On August 29, 2007, the Board of Directors authorized an investment of $973,000 for the Company to acquire a 50% equity interest in Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in a related party transaction. Uluniu is a 100% owned subsidiary of The InterGroup Corporation ("InterGroup"). Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. The Company's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. The fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it more advantageous to sell the entitled property or to commence with construction. As of June 30, 2008, the $973,000 had been paid by the Company.
A portion of the proceeds were used by Uluniu to retire the mortgage on the property in the amount of $750,000. The balance of the proceeds will be used to fund predevelopment costs and to meet other requirements to try to enhance the value of the property.

INVESTMENT POLICIES

The most significant real estate operation of the Company has been through its ownership interest in Justice Investors. The Company will continue to explore ways to increase the value of Justice Investors and to improve operations of the hotel.

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

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE ARCA, American Stock Exchange
(AMEX) or The Nasdaq Stock Market (NASDAQ); (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company's investment portfolio is diversified with 21 different equity positions. The portfolio contains five individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 23% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2008, the market value of the Company's marketable securities was $4,328,000.

The Company may also invest, with the approval of the Securities Investment Committee, in private equity investment funds and unlisted securities, such as convertible notes, through private placements. Those investments in non-marketable securities are carried at cost net of impairment losses on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2008, the Company had other investments of $4,239,000.

The Company may also use exchange traded funds, options and futures to manage market risk against certain stock positions and index futures and to enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of June 30, 2008, the Company had no obligations for securities sold (equities short).

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2008, the Company had a margin balance of $1,440,000 and incurred $127,000 and $395,000 in margin interest during the years ended June 30, 2008 and 2007, respectively.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The terms of that compensation arrangement is discussed in detail in Item 10 "Executive Compensation" of this Report. During the years ended June 30, 2008 and 2007, no performance based compensation was earned by the Company's CEO.

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

This is to update matters previously reported regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco hotel property. As previously reported, the lien claims of Allied were reduced by the court from $2,062,000 to $1,167,000 as a result of settlements paid to subcontractors by Justice in November 2007. The balance of the dispute between Justice and Allied was submitted to arbitration pursuant to the terms of the construction contract.

On May 27, 2008, Justice, Evon and Portsmouth entered into a settlement and release agreement with Allied to settle all remaining claims asserted by Allied for the sum of $588,000. On June 5, 2008, the settlement payment was made by Justice at which time a release of Allied's lien claim was recorded and the action was dismissed with prejudice as to all parties.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Santa Fe's common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol: SFEF.OB The following table sets forth the range of the high and low bid information as reported by the OTCBB for Santa Fe's common stock for each full quarterly period for the years ended June 30, 2008 and 2007. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


Fiscal 2008                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $20.00         $18.00
Second Quarter (10/1 to 12/31)         $20.00         $15.60
Third Quarter (1/1 to 3/31)            $20.96         $15.55
Fourth Quarter (4/1 to 6/30)           $15.55         $ 8.30


Fiscal 2007                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $18.01         $15.50
Second Quarter (10/1 to 12/31)         $20.00         $17.50
Third Quarter (1/1 to 3/31)            $20.00         $17.50
Fourth Quarter (4/1 to 6/30)           $18.25         $17.85

As of September 10, 2008, the number of holders of record of the Company's Common Stock was approximately 260. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. Including beneficial holders, there are approximately 400 shareholders of the Company's Common Stock.


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


PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2008 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa

Fe's common stock made by The InterGroup Corporation, for its own account, during the last quarter of fiscal 2008. InterGroup can be considered an affiliated purchaser.


              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly     Yet Be Purchased
 2008         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-         -               -                 -                      N/A
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-       5,753          $13.33                 -                      N/A
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-          -               -                 -                      N/A
June 30)
--------------------------------------------------------------------------------------
Total          5,753         $13.33                 -                      N/A
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

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

The Company had a net loss of $2,272,000 for the year ended June 30, 2008 compared to a net loss of $1,962,000 for the year ended June 30, 2007. The increase in the net loss is primarily due to the significant loss incurred from the Company's investment activities, partially offset by the significant decrease in the loss from Hotel operations.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2008 and 2007.


For the years ended June 30,                                    2008            2007
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $29,426,000     $24,431,000
 Food and beverage                                            6,017,000       5,110,000
 Garage                                                       1,602,000       1,533,000
 Other operating departments                                    733,000         641,000
                                                             ----------      ----------
  Total hotel revenues                                       37,778,000      31,715,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                          (31,967,000)    (29,310,000)
                                                             ----------      ----------
Operating income                                              5,811,000       2,405,000

Interest expense                                             (2,858,000)     (2,919,000)
Depreciation and amortization expense                        (4,463,000)     (4,172,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,510,000)    $(4,686,000)
                                                             ==========      ==========

For the year ended June 30, 2008, the Hotel generated operating income of approximately $5,811,000, before interest, depreciation and amortization, on operating revenues of approximately $37,778,000 compared to operating income of approximately $2,405,000 before interest, depreciation and amortization, on operating revenues of approximately $31,715,000 for the year ended June 30, 2007. The increase in Hotel operating income is primarily due to a higher average daily room rate and an increase in occupancy percentage resulting in an approximately $6,063,000 increase in Hotel revenues.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the years ended June 30, 2008 and 2007.

    Year Ended            Average           Average
     June 30,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2008                 $175              84.1%             $148
      2007                 $160              75.8%             $122

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. As a result, the Hotel was able to achieve an increase in RevPar of $26 for the year ended June 30, 2008 compared the year ended June 30, 2007. While we expect operating revenues of the Hotel to continue to grow, that growth will probably be at a slower pace due to the uncertain economy and the impact of rising fuel costs on travel.

The Hotel's food and beverage operations remained challenging. Although management was able to trim the losses in that department to approximately $214,000 for the year ended June 30, 2008 from approximately $510,000 for the year ended June 30, 2007. The Hotel's food and beverage operations will continue to be an area of concern due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants. Management will continue to focus on this area and will explore new and innovative ways to improve operations. One new concept that Management has recently initiated is the opening of a new wine bar "Flyte" in the lobby of the Hotel in August 2008.

With an uncertain economy, higher fuel prices and the possibility of a decline in business, group and leisure travel, management will also continue to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to increase the operating income of the Hotel. In the last two quarters of the year ended June 30, 2008, we have seen an improvement in operating costs of the Hotel as a percentage Hotel revenues as well as a reduction in general and administrative costs at the Partnership level for legal and consulting fees.

Minority interest related to Justice Investors decreased to $802,000 for the year ended June 30, 2008 from $2,423,000 for the year ended June 30, 2007. The decrease is due to the reduced loss from the hotel operations to $1,510,000 for the year ended June 30, 2008 from $4,686,000 for the year ended June 30, 2007.

Income from real estate operations increased to income of $113,000 from income of $3,000. The increase in income is primarily as the result of the increase rental income to $559,000 from $501,000 combined with the decrease in operating expenses to $197,000 from $246,000. Rental income increased as the result of the increase in rents and occupancy while operating expenses decreased as the result of having fewer repairs and maintenance related expenses.

The Company had a net loss on marketable securities of $1,473,000 for the year ended June 30, 2008 as compared to a net gain on marketable securities of $2,038,000 for the year ended June 30, 2007. For the year ended June 30, 2008, the Company had a net realized gain of $1,356,000 and a net unrealized loss $2,829,000. For the year ended June 30, 2007, the Company had a net realized gain of $1,936,000 and a net unrealized gain of $102,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $138,000 for the year ended June 30, 2008 from $251,000 for the year ended June 30, 2007 as a result of the decreased investment in income yielding securities during the year ended June 30, 2008.

Margin interest and trading expenses decreased to $511,000 for the year ended June 30, 2008 from $775,000 for the year ended June 30, 2007. The decrease is primarily due to the decrease in margin interest expense to $127,000 for the year ended June 30, 2008 from $395,000 for the year ended June 30, 2007. The decrease is the result of the maintenance of lower margin balances.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses. As of June 30, 2008, the Company had net other investments of $4,239,000. During the years ended June 30, 2008 and 2007, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $640,000 and $875,000, respectively.

The provision for the income tax benefit increased to $1,296,000 for the year ended June 30, 2008 from $199,000 for the year ended June 30, 2007 primarily due to the increase in the pre-tax loss to $4,126,000 from $2,634,000, respectively.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2008, the Company had investments in marketable equity securities totaling $4,328,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of June 30, 2008.


                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Dairy products                      $  1,036,000               23.9%
   Communications                           610,000               14.1%
   Financial                                555,000               12.8%
   Basic materials                          393,000                9.1%
   Transportation                           285,000                6.6%
   Medical                                  270,000                6.2%
   Other                                  1,179,000               27.3%
                                         ----------              ------
                                       $  4,328,000              100.0%
                                         ==========              ======

The Company's investment portfolio is diversified with 21 different equity positions. The portfolio contains five individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 23% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,                     2008              2007
                                            -------------     -------------

Net (loss)gain on marketable securities      $(1,473,000)     $  2,038,000
Impairment loss on other investments            (640,000)         (875,000)
Dividend and interest income                     138,000           251,000
Margin interest expense                         (127,000)         (395,000)
Trading and management expenses                 (384,000)         (380,000)
                                              ----------        ----------
                                             $(2,486,000)     $    639,000
                                              ==========        ==========

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses.

As of June 30, 2008, the Company had net other investments of $4,239,000. During the years ended June 30, 2008 and 2007, the Company made investments in corporate debt instruments of a public company in the basic materials sector totaling $790,000 and $555,000, respectively.

During the years ended June 30, 2008 and 2007, the Company received common stock issued upon conversion or as payment of interest and penalties on convertible notes in this company. Through sales of this common stock, the Company was able to recover approximately $851,000 and $352,000 of its investments during the year ended June 2008 and 2007. The sales of this common stock were recognized as realized gains in the consolidated statement of operations in the respective years. As of June 30, 2008, Santa Fe had $393,000 of this company's common stock included in its investment in marketable securities balance of $4,328,000. As of June 30, 2008, the Company still holds notes and convertible notes of this company totaling approximately $3,478,000, which includes $2,822,000 of principal and $656,000 of accrued interest and penalties.

In June 2008, the Company and InterGroup ("the Companies") entered into an agreement to make additional investments in corporate debt instruments in the aggregate amount of $1,250,000. Those investments will be allocated $750,000 to the Company and $500,000 to Intergroup. In addition, the Company's chairman agreed to invest in a like amount and on the same terms as the Companies. As of June 30, 2008, a total of $250,000 of the investment was made by the Companies, of which the Company paid $150,000, leaving an aggregate remaining commitment from the Companies of $1,000,000. Subsequent to year end, additional investment funding was made in July and August 2008 in the total amount of $500,000, of which $300,000 was paid by the Company, reducing the Companies remaining commitment to $500,000.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. As a result, Justice was able to pay a total of $1,450,000 in limited partnership distributions for the year ended June 30, 2008 compared to $1,000,000 for the year ended June 30, 2007. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors. If cash flows from the Hotel operations continue to improve, the Partnership could be in a position to increase distributions to its limited partners in fiscal 2009.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of June 30, 2008 the Prudential Loan balance was approximately $28,735,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of June 30, 2008, the Second Prudential Loan balance was approximately $18,747,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007.

The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs. The new line of credit facility matures on February 2, 2009 and the annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate less 0.5%, or the LIBOR Rate plus 2%. As of June 30, 2008, there was a balance of $1,513,000 drawn by Justice under the new line of credit, with an annual interest rate at LIBOR plus two percent (4.50% as of June 30, 2008). During part of fiscal 2008 and 2007, Justice also utilized approximately $1,500,000 of the amount available under the line of credit in the form of a standby letter of credit related to the Allied Litigation. That letter of credit was retired with the settlement of the Allied Litigation in June 2008.

While the debt service requirements related to the two Prudential loans, as well as the utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for a number of years, management believes that cash flows from the operations of the Hotel and the garage lease will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The Company does not have any material contractual obligations or commercial commitments other than Justice's mortgage loans with Prudential, its revolving line of credit facility with UCB and notes payable on its rental properties.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

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

Item 7. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                         PAGE

Report of Independent Registered Public Accounting Firm
  Burr, Pilger & Mayer LLP                                          24

Report of Independent Registered Public Accounting Firm
  PricewaterhouseCoopers LLP                                        25

Consolidated Balance Sheet - June 30, 2008                          26

Consolidated Statements of Operations - For
  Years Ended June 30, 2008 and 2007                                27

Consolidated Statements of Shareholders' Equity - For
  Years Ended June 30, 2008 and 2007                                28

Consolidated Statements of Cash Flows - For
  Years Ended June 30, 2008 and 2007                                29

Notes to Consolidated Financial Statements                          30 - 45

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
                     BURR, PILGER & MAYER LLP


To the Board of Directors and
   Shareholders of Santa Fe Financial Corporation:


We have audited the accompanying consolidated balance sheet of Santa Fe Financial Corporation and its subsidiaries (the "Company") as of June 30, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company's internal control over financial reporting for the year ended June 30, 2008. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion for the year ended June 30, 2008. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BURR, PILGER & MAYER LLP


San Francisco, California
September 24, 2008

        Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Santa Fe Financial Corporation


In our opinion, the consolidated statements of operations, of shareholders' equity and of cash flows for the year ended June 30, 2007 present fairly, in all material respects, the results of operations and cash flows of Santa Fe Financial Corporation and its subsidiaries for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Irvine, California
September 28, 2007

                SANTA FE FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEET


As of June 30,                                                2008
                                                           -----------
ASSETS

  Investment in hotel, net                                $ 43,540,000
  Investment in real estate, net                             5,369,000
  Investment in marketable securities                        4,328,000
  Other investments                                          4,239,000
  Cash and cash equivalents                                    763,000
  Accounts receivable, net                                   1,140,000
  Other assets, net                                          1,893,000
  Deferred tax asset                                         3,517,000
  Minority interest of Justice Investors                     6,793,000

                                                           -----------
Total assets                                              $ 71,582,000
                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and other liabilities                  $  7,722,000
  Due to securities broker                                   1,440,000
  Line of credit                                             1,513,000
  Mortgage notes payable - real estate                       2,175,000
  Mortgage notes payable - hotel                            47,482,000
                                                           -----------
Total liabilities                                           60,332,000
                                                           -----------

Minority interest                                            3,580,000
                                                           -----------
Commitments and contingencies(Note 17)

Shareholders' equity:
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000
  Additional paid-in capital                                 8,808,000
  Accumulated deficit                                         (321,000)
  Treasury stock, at cost, 97,828 shares                      (951,000)
                                                           -----------
Total shareholders' equity                                   7,670,000
                                                           -----------
Total liabilities and shareholders' equity                $ 71,582,000
                                                           ===========


The accompanying notes are an integral part of these consolidated financial statements.


                      SANTA FE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended June 30,                              2008           2007
                                                       ----------     -----------
Hotel operations:
 Hotel and garage revenues                           $ 37,778,000    $ 31,715,000
 Operating expense                                    (31,259,000)    (28,749,000)
 Real estate taxes                                       (708,000)       (561,000)
 Interest expense                                      (2,858,000)     (2,919,000)
 Depreciation and amortization                         (4,463,000)     (4,172,000)
                                                       ----------      ----------
    Loss from hotel operations                         (1,510,000)     (4,686,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            559,000         501,000
 Property operating expense                              (197,000)       (246,000)
 Mortgage interest expense                               (170,000)       (172,000)
 Depreciation expense                                     (79,000)        (80,000)
                                                       ----------      ----------
    Income from real estate operations                    113,000           3,000
                                                       ----------      ----------

Investment transactions:
  Net (loss)gain on marketable securities              (1,473,000)      2,038,000
  Impairment loss on other investments                   (640,000)       (875,000)
  Dividend and interest income                            138,000         251,000
  Margin interest and trading expenses                   (511,000)       (775,000)
                                                       ----------      ----------
    Income(loss) from investment transactions          (2,486,000)        639,000
                                                       ----------      ----------

General and administrative expenses                    (1,045,000)     (1,013,000)
                                                       ----------      ----------

Loss before income taxes and minority interest         (4,928,000)     (5,057,000)

Minority interest - Justice Investors, pretax             802,000       2,423,000
                                                       ----------      ----------
Loss before income taxes                               (4,126,000)     (2,634,000)

Provision for income tax benefit                        1,296,000         199,000
                                                       ----------      ----------
Loss before minority interest                          (2,830,000)     (2,435,000)

Minority interest benefit, net of tax                     558,000         473,000
                                                       ----------      ----------
Net loss                                              $(2,272,000)    $(1,962,000)
                                                       ==========      ==========
Basic loss per share                                  $     (1.83)    $     (1.58)
                                                       ==========      ==========
Weighted average number of common shares
  outstanding                                           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.


                    SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                       Common Stock
                   --------------------                 Retained
                                           Additional   Earnings
                                           Paid-In     (Accumulated  Treasury
                     Shares     Amount     Capital       Deficit)     Stock        Total
                   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2006      1,339,638  $134,000    $8,808,000   $3,913,000   $(951,000)  $11,904,000

Net loss                                               (1,962,000)               (1,962,000)

                   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2007      1,339,638   134,000     8,808,000    1,951,000    (951,000)    9,942,000

Net loss                                               (2,272,000)               (2,272,000)

                   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2008      1,339,638  $134,000    $8,808,000   $ (321,000)  $(951,000)  $ 7,670,000
                   =========  ========    ==========   ==========   =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                           SANTA FE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,                           2008          2007
                                                    ----------    ----------
Cash flows from operating activities:
  Net loss                                         $(2,272,000)  $(1,962,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized loss(gain) on marketable
     securities                                      2,829,000      (102,000)
    Impairment loss on other investments               640,000       875,000
    Minority interest                               (1,360,000)   (2,896,000)
    Depreciation and amortization                    4,542,000     4,252,000
    Changes in operating assets and liabilities:
      Investment in marketable securities            6,536,000     5,025,000
      Other investments                               (704,000)   (2,650,000)
      Accounts receivable                              (96,000)            -
      Other assets                                    (431,000)      280,000
      Accounts payable and other liabilities          (832,000)    1,431,000
      Due to securities broker                      (4,461,000)   (1,728,000)
      Obligations for securities sold               (1,056,000)   (2,136,000)
      Deferred tax asset                            (1,299,000)     (202,000)
                                                    ----------    ----------
  Net cash provided by operating activities          2,036,000       187,000
                                                    ----------    ----------
Cash flows from investing activities:
  Investment in hotel                               (2,715,000)   (2,355,000)
  Investment in real estate                           (973,000)       (9,000)
  Restricted cash                                    1,500,000    (1,500,000)
                                                    ----------    ----------
  Net cash used in investing activities             (2,188,000)   (3,864,000)
                                                    ----------    ----------
Cash flows from financing activities:
  Draw from(pay-off of)line of credit                1,513,000   (16,403,000)
  Proceeds from new mortgage note payable                    -    19,000,000
  Principal payments on mortgage notes payable        (724,000)     (183,000)
  Cash distributions to minority partner              (725,000)     (500,000)
                                                    ----------    ----------
  Net cash provided by financing activities             64,000     1,914,000
                                                    ----------    ----------
Net decrease in cash and cash equivalents              (88,000)   (1,763,000)

Cash and cash equivalents at beginning of year         851,000     2,614,000
                                                    ----------    ----------
Cash and cash equivalents at end of year           $   763,000   $   851,000
                                                    ==========    ==========
Supplemental information:
  Net income tax paid                              $     3,000   $     3,000
                                                    ==========    ==========
  Interest paid                                    $ 3,089,000   $ 3,485,000
                                                    ==========    ==========

Supplemental disclosure of non-cash activities:
 Consolidation of Justice Investors as of July 1, 2006
  Gross components:
   Assets(including cash of $2,352,000)                          $(42,975,000)
   Liabilities                                                     52,366,000
   Investment in Justice                                           (7,321,000)
   Minority interest                                               (2,343,000)


The accompanying notes are an integral part of these consolidated financial statements.

                       SANTA FE FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Santa Fe Financial Corporation, a Nevada corporation, ("Santa Fe" or the "Company") owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth"), a public company. Santa Fe is a 75.9%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

The Company's principal business is conducted through the management of Portsmouth's general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company, effective the fiscal year beginning July 1, 2006.

Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level parking garage. The Hotel was temporarily closed for major renovations from May 2005 to January 2006. The total construction costs related to the renovation project was approximately $37 million.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel. The Partnership also derives income from the lease of the parking garage to Evon and a lease of a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from InterGroup. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant inter-company transactions and balances have been eliminated.

Investment in Hotel, Net

The Hotel property and equipment are stated at cost less accumulated depreciation. Building and improvements are being depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 39 years.

Furniture, fixtures and equipment are being depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 7 years.

Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its investment in Hotel for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the asset, the asset is written down to its estimated fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses on the investment in Hotel have been recorded for the years ended June 30, 2008 and 2007.

Investment in Real Estate, Net

Rental properties are stated at cost less accumulated depreciation. Depreciation of rental property is provided on the straight-line method based upon estimated useful lives of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

In accordance with SFAS No. 144, the Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the year ended June 30, 2008 and 2007.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and
(iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 2008 and 2007, the Company recorded impairment losses related to other investments of $640,000 and $875,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. The Company maintains most of its cash balances at one financial institution. The Federal Deposit Insurance Corporation insures balances up to $100,000 in the aggregate per depositor.

Accounts Receivable, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management's assessment of the collectibility of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets, Net

Other assets include inventory, prepaid expenses, loan fees and franchise fees. Loan fees are stated at cost and amortized over the term of the loan using the straight-line method which approximates the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement of 15 years.

Minority Interest

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's consolidated balance sheet and consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries. As of June 30, 2008, the Company reported the minority interest of Justice Investors as an asset in the consolidated balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporarily closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future. The minority interest in other subsidiaries are reported under the liability section in the consolidated balance sheet as of June 30, 2008.

Income Taxes

The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Deferred tax expense is the result of changes in the amount of deferred income taxes during the period. Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. As of June 30, 2008, a valuation allowance of $1,171,000 was recorded against the Company's deferred tax assets.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48(FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective July 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of June 30, 2008 and during the period there were no changes in individual or aggregate unrecognized tax positions. The Company's income tax returns for the years ended June 30, 2004 to the present are subject to examination by major taxing authorities.

Due to Securities Broker

Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements. These advanced funds are recorded as a liability.

Obligations for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the statement of operations. As of June 30, 2008, there were no obligations for securities sold.

Fair Value of Financial Instruments

The recorded values of cash, cash equivalents, accounts receivable, marketable securities, amounts due to securities broker and accounts payable approximate their fair values based on their short-term nature. As of June 30, 2008, the recorded value of mortgage notes payable approximates the fair value as the related interest rate is in line with market rates.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2008, there were no liabilities for environmental remediation.

Revenue Recognition

Room revenues are recognized on the date upon which a guest occupies a room and or utilizes the Hotel's services.

Food and beverage revenues are recognized upon delivery.

Rental revenues from the garage and other are recognized on the straight-line method of accounting under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees' revenues, which are recognized when earned.

Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Basic Earnings per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2008 and 2007, the Company did not have any potentially dilutive securities outstanding; and therefore, does not report diluted earnings per share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America(GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.
Accordingly, upon settlement, actual results may differ from estimated amounts.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board(FASB) issued Statement of Financial Accounting Standards No. 162(SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission's (SEC) approval of the Public Company Accounting Oversight Board amendments (PCAOB) to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact of SFAS No. 162 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment to Accounting Research Bulletin (ARB) No. 51," (SFAS No. 160). This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS No. 160 is effective for the Company for fiscal year ending June 30, 2010. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for the Company for the fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The provisions of SFAS 141R are effective for the Company for the fiscal year ending June 30, 2010. The Company is currently assessing the impact of SFAS 141R on its financial statements.


NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a
General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5. In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the year ended June 30, 2008 and 2007, the results of operations for Justice were consolidated with those of the Company.

Since the Hotel was temporarily closed to undergo major renovations from May 31, 2005 through January 12, 2006, there was no income from operations of the Hotel. Management anticipated losses during that period and for a period of time after the reopening as the Hotel ramped up its operations. To meet its substantial financial commitments for the renovation and repositioning of the Hotel, the Partnership had to rely on additional borrowings to meet its obligations. The value of the Hotel was adequate to serve as collateral for such lending facilities which provided the financial resources to meet its obligations. As a result of the renovation and repositioning of the Hotel and the operating losses incurred during the temporary closure and transition of the Hotel to a Hilton, the Partnership had an accumulated deficit as of June 30, 2008. Management considers that accumulated deficit to be temporary as the Hotel is now generating operating income before depreciation and amortization which has continued to improve since the Hotel's reopening. For the year ended June 30, 2008, the Partnership had a net loss of $1,510,000, which included approximately $4.5 million in non cash charges for depreciation and amortization. For the year ended June 30, 2007, the Partnership had a net loss of $4,686,000, which included approximately $4.2 million in non cash charges for depreciation and amortization. Management also believes that the revenues expected to be generated from the operations of the Hotel and the Partnership's leases will be sufficient to meet all of the Partnership's current and future obligations and financial requirements.


NOTE 3 - INVESTMENT IN HOTEL, NET

Hotel property and equipment as of June 30, 2008 consisted of the following:

                                             Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     16,279,000         (8,005,000)       8,274,000
Building and improvements   48,975,000        (15,605,000)      33,370,000
                          ------------       ------------     ------------
                          $ 67,150,000       $(23,610,000)    $ 43,540,000
                          ------------       ------------     ------------

Depreciation expense for the years ended June 30, 2008 and 2007 were $4,408,000 and $4,128,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $958,000 as of June 30, 2008. The accumulated amortization on capital leases was $478,000 as of June 30, 2008.


NOTE 4 - INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. At June 30, 2008, investment in real estate included the following:

  Land                                      $ 2,430,000
  Buildings, improvements and equipment       2,575,000
  Accumulated depreciation                     (609,000)
                                              ---------
                                              4,396,000
  Land held for development                     973,000
                                              ---------
  Investment in real estate, net            $ 5,369,000
                                              =========

Depreciation expense for the years ended June 30, 2008 and 2007 was $79,000 and $80,000 respectively.

In August 2007, Portsmouth agreed to acquire 50% interest in Intergroup Uluniu, Inc., a Hawaiian corporation and a 100% owned subsidiary of InterGroup, for $973,000, which represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of approximately 2 acres of unimproved land held for development located in Maui, Hawaii. As a related party transaction, the fairness of the financial terms of the transaction were reviewed and approved by the independent director of Portsmouth.


NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At June 30, 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in the statements of operations. Trading securities are summarized as follows:


As of June 30, 2008

                            Gross            Gross            Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 3,763,000    $ 1,496,000      ($931,000)      $565,000        $4,328,000


As of June 30, 2008, the Company had $522,000 of unrealized losses related to securities held for over one year.

The net gain(loss) on marketable securities on the statements of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the years ended June 30, 2008 and 2007, respectively.

For the years ended June 30,                          2008             2007
                                                  -----------      -----------
Realized gain on marketable securities            $ 1,356,000      $ 1,936,000
Unrealized (loss)gain on marketable securities     (2,829,000)         102,000
                                                  -----------      -----------
Net loss(gain) on marketable securities           $(1,473,000)     $ 2,038,000
                                                  ===========      ===========


NOTE 6 - OTHER INVESTMENTS

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses.

As of June 30, 2008, the Company had net other investments, net of $4,239,000, which consist of the following:


            Type                   Other Investments, Net
   ---------------------------     ----------------------
   Private equity hedge fund         $       3,975,000
   Corporate debt instruments                   64,000
   Other                                       200,000
                                     -----------------
                                     $       4,239,000
                                     =================

In accordance with Emerging Issues Task Force No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", the Company recorded impairment losses $640,000 and $875,000, respectively, during the years ended June 30, 2008 and 2007.

In June 2008, the Company and InterGroup ("the Companies") entered into an agreement to make additional investments in corporate debt instruments in the aggregate amount of $1,250,000. Those investments will be allocated $750,000 to the Company and $500,000 to Intergroup. In addition, the Company's chairman agreed to invest in a like amount and on the same terms as the Companies. As of June 30, 2008, a total of $250,000 of the investment was made by the Companies, of which the Company paid $150,000, leaving an aggregate remaining commitment from the Companies of $1,000,000. Subsequent to year end, additional investment funding was made in July and August 2008 in the total amount of $500,000, of which $300,000 was paid by the Company, reducing the Companies remaining commitment to $500,000.


NOTE 7 - OTHER ASSETS, NET

Other assets consist of the following as of June 30, 2008:

  Inventory                  $   539,000
  Prepaid expenses               613,000
  Miscellaneous assets, net      741,000
                             -----------
  Total other assets         $ 1,893,000
                             ===========


NOTE 8 - LINE OF CREDIT

The Partnership has available a line of credit with a bank for $3,000,000 that expires on February 2, 2009. The interest rate is LIBOR plus 2% per annum or is based on the Wall Street Journal Prime Rate less 0.5% per annum, floating, as selected by the Partnership for each advance. The interest rate at June 30, 2008 was 4.50%. As of June 30, 2008, the outstanding balance on the line of credit was $1,513,000. Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at December 31 of each
year.   The Partnership was not in compliance with the covenants at December
31, 2007. The Partnership received a waiver of such non-compliance from the bank in June 2008.


NOTE 9 - MORTGAGE NOTES PAYABLE

Each mortgage note payable is secured by its respective land and building. As of June 30, 2008, the Company had the following two mortgages on its Hotel and two mortgages on its two rental apartments:


Mortgage balance   Property     Interest Rate    Origination Date     Maturity Date
-------------      --------     -------------    ----------------     --------------
$  28,735,000      Hotel        5.22% Fixed      July 27, 2005        August 5, 2015
   18,747,000      Hotel        6.42% Fixed      March 27, 2007       August 5, 2015
-------------
$  47,482,000      Total mortgage notes payable - hotel
=============

$   1,751,000      Apartment    7.73% Fixed      November 1, 1999     October 1,2029
      424,000      Apartment    6.45% Variable   January 1, 2002      January 18, 2032
-------------
$   2,175,000      Total mortgage notes payable - real estate
=============


On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

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

Future minimum payments for mortgage notes payable are as follows:

        For the year ending June 30,

          2009                       $    766,000
          2010                            812,000
          2011                            859,000
          2012                            910,000
          2013                            963,000
          Thereafter                   45,347,000
                                      -----------
                                     $ 49,657,000
                                      ===========


NOTE 10 - HOTEL RENTAL INCOME

The Partnership has a lease agreement with Evon for the use of the parking garage expiring in November 2010. The lease provides the Partnership with minimum monthly payments of $20,000 and additional contingent rental income based on 60% of the gross parking revenues. For the years ended June 30, 2008 and 2007, the Partnership recorded rental income from Evon of $1,602,000 and $1,533,000, respectively. This income is included with the hotel and garage revenue on the consolidated statements of operations.

The Partnership has a lease agreement with Tru Spa, LLC for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index.

Future minimum rentals to be received under existing non-cancelable operating leases as of June 30, 2008 for each of the next five years and in the aggregate are:

   For the year ending June 30,   Parking Garage    Spa Facilities     Total
                                  --------------    --------------   ----------
       2009                       $      237,000    $      165,000   $  402,000
       2010                              237,000           165,000      402,000
       2011                               99,000           165,000      264,000
       2012                                    -           165,000      165,000
       2013                                    -           151,000      151,000
                                  --------------    --------------   ----------
                                  $      573,000    $      811,000   $1,384,000
                                  ==============    ==============   ==========


NOTE 11 - MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or terminated earlier as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the fiscal year exceeded the amount of the Partnership's return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the year ended June 30, 2008. Management fees paid to Prism during the years ended June 30, 2008 and 2007 were $571,000 and $212,000, respectively.

Prior to the Prism management agreement, the Hotel was managed and operated by Dow Hotel Company LLC (Dow). Under the Dow management agreement, the Partnership was to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the fiscal year exceeded the amount of the Partnership's return ($7 million). Dow was also entitled to incentive management fees if certain milestones were accomplished. No incentive management fees were paid during the year ended June 30, 2007. Management fees paid to Dow during the year ended June 30, 2007 was $311,000.


NOTE 12 - HILTON FRANCHISE LICENSE AGREEMENT

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

Beginning on the opening date, the Partnership pays monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue for the preceding calendar month; the third year will be four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase can not exceed one percent of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. For the years ended June 30, 2008 and 2007, the royalty fees and program fees (collectively "Franchise fees") were $2,181,528 and $1,702,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel's gross revenues. For the years ended June 30, 2008 and 2007, those charges were $221,000 and $183,000, respectively.


NOTE 13 - GENERAL PARTNERS COMPENSATION

Effective May 31, 2004, and as amended on February 23, 2006, the Partnership entered into a new General Partner Compensation Agreement (the "Compensation Agreement") with its two general partners, Evon and Portsmouth, to compensate them for their services to the Partnership, including the repositioning of the Hotel, the active oversight of its operations and the management of the Partnership's assets. The Compensation Agreement provides for annual base compensation equal to 1.5% of gross revenues for the fiscal year, payable in monthly installments, with a minimum annual base compensation of $262,000, subject to CPI percentage adjustments. From the minimum annual base compensation, 80% is to be paid to Evon as the managing general partner, and 20% is to be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum is payable in equal amounts to Evon and Portsmouth. The maximum annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues, subject to CPI percentage adjustments. The Compensation Agreement will continue to remain in effect until otherwise amended by the Partnership.

During the years ended June 30, 2008 and 2007, the general partners were paid $285,000 and $283,000, respectively, for the minimum base compensation. For the years ended June 30, 2008 and 2007, additional compensation earned above the minimum base compensation was $232,000 and $184,000, respectively. Pursuant to the Compensation Agreement, the general partners are also eligible for incentive compensation based upon 5% of net operating income of the Partnership in excess of $7 million. No incentive compensation was earned during the years ended June 30, 2008 and 2007.

In accordance with the Compensation Agreement as restated on February 23, 2006, the general partners were entitled to certain fees for services rendered to the Partnership with the respect to repositioning the Hotel, which were to be paid equally to both general partners. The payments were due after six milestones in the restoration of the Hotel. As of June 30, 2007, all milestones had been achieved and all repositioning fees had been paid. There were no repositioning fees earned during the year ended June 30, 2008. For the year ended June 30, 2007, repositioning fees earned totaled $379,000.

NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax benefit (expense) consists of the following:

For the year ended June 30,             2008          2007
                                     ----------    ----------
 Federal
   Current                          $         -   $         -
   Deferred                           1,014,000       (62,000)
                                     ----------    ----------
                                      1,014,000       (62,000)
                                     ----------    ----------
State
   Current                               (3,000)       (3,000)
   Deferred                             285,000       264,000
                                     ----------    ----------
                                        282,000       261,000
                                     ----------    ----------
                                    $ 1,296,000   $   199,000
                                     ==========    ==========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the year ended June 30,               2008          2007
                                         ------        ------
  Statutory federal tax rate              34.0%         34.0%
  State income taxes, net of
   federal tax benefit                     5.7%          5.5%
  Valuation allowance                     (8.0%)       (31.8%)
  Other                                   (0.3%)        (0.1%)
                                         ------        ------
                                          31.4%          7.6%
                                         ======        ======
The components of the Company's deferred tax assets and (liabilities) as of June 30, 2008 are as follows:

  Deferred tax assets
    Net operating loss carryforwards                $ 6,052,000
    Other investment impairment reserve                 649,000
    Wash sales                                            7,000
    Depreciation amortization                           175,000
    Valuation allowance                              (1,171,000)
                                                     ----------
                                                      5,712,000
  Deferred tax liabilities
    Unrealized gains on marketable securities          (255,000)
    Deferred gains on real estate sale                 (913,000)
    Book/tax basis difference in the investment
     in Justice Investors                              (759,000)
    State taxes                                        (268,000)
                                                     ----------
                                                     (2,195,000)
                                                     ----------
  Net deferred tax asset                            $ 3,517,000
                                                     ==========

As of June 30, 2008, the Company had net operating loss carryforwards of $14,815,000 and $11,471,000 for federal and state purposes, respectively. These carryforwards begin to expire in varying amounts through 2025.

For the year ended June 30, 2008, the Company recorded a valuation allowance of $332,000 against the total deferred tax assets. Management believes that it is more likely than not that the Company will not realize the entire benefit of the deferred asset as of June 30, 2008.


NOTE 15 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel, the operations of its multi-family residential properties, and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the year ended June 30, 2008 and 2007. Operating income for rental properties consist of rental income. Operating income from the hotel consists of the operations of the hotel and garage. Operating income for investment transactions consist of net investment gains(losses) and dividend and interest income.


AS OF AND
FOR THE YEAR ENDED            HOTEL       REAL ESTATE  INVESTMENT
JUNE 30, 2008               OPERATIONS    OPERATIONS   TRANSACTIONS      OTHER         TOTAL
                            -----------   -----------  ------------   -----------   ------------
Operating income           $ 37,778,000   $   559,000   $(1,975,000)  $         -  $  36,362,000
Operating expenses          (39,288,000)     (446,000)     (511,000)            -    (40,245,000)
                            -----------   -----------   -----------   -----------   ------------
Net operating income(loss)   (1,510,000)      113,000    (2,486,000)            -     (3,883,000)
General and administrative
 Expense                              -             -             -    (1,045,000)    (1,045,000)
Income tax benefit                    -             -             -     1,296,000      1,296,000
Minority interest               802,000             -             -       558,000      1,360,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)          $   (708,000)  $   113,000   $(2,486,000)  $   809,000   $ (2,272,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets               $ 46,551,000   $ 5,369,000   $ 8,567,000   $11,095,000   $ 71,582,000
                            ===========   ===========   ===========   ===========   ============

AS OF AND
FOR THE YEAR ENDED            HOTEL       REAL ESTATE  INVESTMENT
JUNE 30, 2007               OPERATIONS    OPERATIONS   TRANSACTIONS      OTHER         TOTAL
                            -----------   -----------  ------------   -----------   ------------
Operating income           $ 31,715,000   $   501,000   $ 1,414,000   $         -  $  33,630,000
Operating expenses          (36,401,000)     (498,000)     (775,000)            -    (37,674,000)
                            -----------   -----------   -----------   -----------   ------------
Net operating income(loss)   (4,686,000)        3,000       639,000             -     (4,044,000)
General and administrative
 Expense                              -             -             -    (1,013,000)    (1,013,000)
Income tax benefit                    -             -             -       199,000        199,000
Minority interest             2,423,000             -             -       473,000      2,896,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)          $ (2,263,000)  $     3,000   $   639,000   $  (341,000)  $ (1,962,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets               $ 50,921,000   $ 4,476,000   $17,868,000   $ 2,569,000   $ 75,834,000
                            ===========   ===========   ===========   ===========   ============

NOTE 16 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel was the contractor who originally constructed the Hotel. He is also a partner in the Partnership and is a director of Evon Corporation, the managing general partner of the Partnership. The contractor is also a board member of Evon Corporation. At June 30, 2008 and 2007, there were $67,000 and $33,000, respectively, payable to the contractor. Services performed by the contractor are capitalized as fixed assets which totaled $399,000 and $1,256,000 for the year ended June 30, 2008 and 2007, respectively. Management believes these renovations were competitively priced.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $1,602,000 and $1,533,000 for the years ended June 30, 2008 and 2007, respectively, under the terms of the lease agreement. Rent receivable from Evon as of June 30, 2008 and 2007 was $15,000 and $33,000, respectively.

The InterGroup Corporation allocates corporate expenses to the Company and its subsidiaries based on management's estimate of the pro rata utilization of resources. During the years ended June 30, 2008 and 2007, the Company made payments to InterGroup of approximately $144,000 for each respective year, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. For the years ended June 30, 2008 and 2007, Mr. Winfield did not receive any performance based compensation. This performance based compensation program may be further modified or terminated at the discretion of the Board.

All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Partnership was involved with a contract claim with one of its general contractors who recorded a mechanic's lien against the Partnership property arising out of the renovation work performed on the Hotel. The contractor had failed to pay a number of subcontractors who also filed mechanic's lien claims against the property. In November 2007, the Partnership entered into settlement agreements with the subcontractors and their liens were released. The balance of the dispute with the general contractor was submitted to arbitration pursuant to the terms of the construction contract. All remaining claims asserted by the general contractor were settled by the Partnership on June 5, 2008 for the sum of $588,000 and a release of the lien claim was recorded and the action dismissed. Management believes that all claims against the Partnership or on the property had been settled as of June 30, 2008.

From time to time, the Company may be a defendant or co-defendant in other legal actions involving various claims incident to the conduct of its business. Most of such claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

The Company leases certain equipment under capital leases expiring in various years through 2012.

Minimum future lease payments for assets under capital leases as of June 30, 2008 for each of the next five years and in aggregate are:

    Year ending June 30
          2009                                         $ 243,000
          2010                                           243,000
          2011                                           243,000
          2012                                            14,000
                                                        --------
            Total minimum lease payments:                743,000
            Less interest on capital leases             (105,000)
                                                        --------
            Present value of minimum lease payments      638,000
                                                        ========

The Company leases equipment from an unrelated third party under operating leases with expiration dates through 2010. Minimum future operating lease commitments for equipment leases as of June 30, 2008 are as follows:

              Year ended June 30,
                   2009               $ 196,000
                   2010                  10,000
                                       --------
                                      $ 206,000
                                       ========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Disclosure of the appointment of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm in October 2008 was previously reported and no additional disclosure is required under this Item.


Item 8A(T). Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with the Securities and Exchange Commission rules and regulations.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, for the Company. In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.

Management conducted an evaluation of the effectiveness of Company's internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management believes that the Company's internal control over financial reporting was effective as of June 30, 2008.

This Annual Report on Form 10-KSB does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-KSB.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None to report.


                           PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2007:


                                  Present
                                  Position           Director
     Name             Age      with the Company        Since       Term to Expire
--------------------------------------------------------------------------------------
John V. Winfield      61       Chairman, President     1995        2008 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      63       Director (1)(2)         1996        2008 Annual Meeting

John C. Love          68       Director (1)(2)         1998        2008 Annual Meeting

Michael G. Zybala     56       Vice President,
                               Secretary, and
                               General Counsel         N/A         N/A

David T. Nguyen       35       Treasurer and           N/A         N/A
                               Controller

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

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998 and was appointed Treasurer on May 16, 2000, which was a position he held until February 27, 2003. He is also Vice President, Secretary and General Counsel of Portsmouth. Mr. Zybala has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since 1978. Mr. Zybala also serves as Assistant Secretary and counsel to InterGroup and has held those positions since January 1999.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2008 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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


Item 10.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiary for each of the Company's last two competed fiscal years ended June 30, 2008 and June 30, 2007. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.


                        SUMMARY COMPENSATION TABLE

                              Fiscal                                All Other
Name and Principal Position    Year     Salary        Bonus       Compensation     Total
---------------------------    ----   ----------    ----------   ------------   ------------
John V. Winfield               2008   $267,000(1)    $      -      $42,500(2)    $ 309,500
Chairman, President and        2007   $267,000(1)    $      -      $42,500(2)    $ 309,500
Chief Executive Officer

Michael G. Zybala              2008   $111,000(3)    $      -      $     -       $ 111,000
Vice President, Secretary      2007   $135,000(3)    $      -      $     -       $ 135,000
and General Counsel

---------------------------

(1) Includes salary and director's fees received from the Company's subsidiary, Portsmouth, in the amounts of $133,000 for each of the fiscal years ended June 30, 2008 and 2007 and directors fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe's parent corporation, InterGroup, of $255,000 for each of the fiscal years ended June 30, 2008 and June 30, 2007.

(2) During fiscal 2008 and 2007, the Company and Portsmouth also paid combined annual premiums of $42,500, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. Portsmouth's share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary and Special Hotel Committee monthly fee fees paid by Portsmouth in the aggregate amounts of $94,800 and $118,800 for fiscal years ended June 30, 2008 and 2007, respectively. Does not include $27,000 paid by Santa Fe's parent company, InterGroup, for each fiscal years 2008 and 2007.


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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The Company's previous experience and results with outside money managers was not acceptable.
Pursuant to the criteria established by the Board, Mr. Winfield was be entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts will be calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. This change was made to make the Company's plan be consistent with that established by its parent company, InterGroup. This performance based compensation program may be further modified or terminated at the discretion of the Board. No performance based compensation was paid for fiscal years ended June 30, 2008 or 2007.

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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2008 and has no equity compensation plans in effect.


                          DIRECTOR COMPENSATION


                          Fees Earned
                            or Paid            All Other
     Name                   in Cash           Compensation        Total
-----------------         -----------         ------------       -------

John C. Love              $ 46,000(1)                  -         $46,000

William J. Nance          $ 46,000(1)                  -         $46,000

John V. Winfield(2)
------------------

(1) Mr. Love and Mr. Nance also serve as directors of the Company's subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 in special hotel committee fees paid to Mr. Love and Mr. Nance by Portsmouth related to the oversight of its Hotel asset.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 10, 2008, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          89,858(3)                   7.2%
Allied Mutual Insurance
  Services ("AMI")
First Floor, Times Place,
45 Pall Mall
London SW1Y 5GP, UK

The InterGroup Corporation              942,212                     75.9%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.0%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          991,612(4)                  79.9%
  John V. Winfield as a group
------------------------------

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 10, 2008, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(b) Security Ownership of Management

The following table sets forth, as of September 10, 2008, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        991,612(3)                  79.9%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

David T. Nguyen                               0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             991,612                     79.9%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September __, 2008, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 942,212 shares of Common Stock. As the President, Chairman of the Board and a 62.6% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 3.4% shareholder of InterGroup as well as a Director thereof. John C. Love is also a Director of InterGroup and a 1.2% shareholder.

Security Ownership of Management in Subsidiary

As of September 10, 2008, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 85,600 shares are owned by Santa Fe's parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 80.5% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


(c) Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.


Item 12. Certain Relationships and Related Transactions, and
         Director Independence

As of September 10, 2008, Santa Fe and InterGroup owned 80.5% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 79.1% of the voting stock of Santa Fe. All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management's estimate of the pro rata utilization of resources. During the fiscal years ended June 30, 2008 and 2007, the Company and Portsmouth made payments to InterGroup of approximately $144,000 and $146,000, respectively, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. No such compensation was paid for fiscal years 2008 and 2007. This performance based compensation program may be further modified or terminated at the discretion of the Board.

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2007 and 2006, the Company paid annual premiums of $25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2008 and 2007, Portsmouth paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

In August 2007, Portsmouth's Board of Directors authorized an investment of $973,000 for Portsmouth to acquire a 50% equity interest in Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in a related party transaction. Uluniu is a 100% owned subsidiary of InterGroup. Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. The Company's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. The fairness of the financial terms of the transaction were reviewed and approved by the independent director of Portsmouth. As of June 30, 2008, the $973,000 investment amount had been paid by Portsmouth.

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


Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2008 and 2007 for professional services rendered by Burr, Pilger & Mayer, LLP (fiscal 2008) and PricewaterhouseCoopers LLP (fiscal 2007), the independent registered public accounting firms for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                              Fiscal Year
                                       -------------------------
                                         2008             2007
                                       --------         --------
               Audit Fees              $136,000         $222,000
               Audit Related Fees             -                -
               Tax Fees                       -                -
               All Other Fees                 -                -
                                       --------         --------
                   TOTAL:              $136,000         $222,000
                                        =======          =======


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

Date: September 25, 2008                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 25, 2008                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: September 25, 2008                      by /s/ David T. Nguyen
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


Date: September 25, 2008              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board


Date: September 25, 2008              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director


Date: September 25, 2008              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director