Form 10-Q
period 2008-12-31
SANTA FE FINANCIAL CORP
filed 2009-02-13
CIK 86759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                               PAGE

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
   As of December 31, 2008(Unaudited) and June 30, 2008(Audited)            3

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended December 31, 2008 and 2007                    4

Condensed Consolidated Statements of Operations(Unaudited)
   For the Six Months ended December 31, 2008 and 2007                      5

Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Six Months ended December 31, 2008 and 2007                      6

  Notes to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                17

Item 4T. Controls and Procedures                                           28



PART II. OTHER INFORMATION

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      29

  Item 6.  Exhibits.                                                       29


SIGNATURES                                                                 30

                                         PART I
                                   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                         SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31, 2008     June 30, 2008
                                                           (Unaudited)           (Audited)
                                                          ------------          ------------
ASSETS

  Investment in hotel, net                                $ 42,124,000          $ 43,540,000
  Investment in real estate, net                             5,331,000             5,369,000
  Investment in marketable securities                        4,045,000             4,328,000
  Other investments, net                                     4,365,000             4,239,000
  Cash and cash equivalents                                    138,000               763,000
  Accounts receivable, net                                   1,300,000             1,140,000
  Other assets, net                                          2,108,000             1,893,000
  Deferred tax asset                                         4,038,000             3,517,000
  Minority interest of Justice Investors                     7,122,000             6,793,000
                                                           -----------           -----------
Total assets                                              $ 70,571,000          $ 71,582,000
                                                           ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                  $  8,548,000          $  7,722,000
  Due to securities broker                                   1,159,000             1,440,000
  Line of credit                                             1,756,000             1,513,000
  Mortgage notes payable - real estate                       2,154,000             2,175,000
  Mortgage notes payable - hotel                            47,124,000            47,482,000
                                                           -----------           -----------
Total liabilities                                           60,741,000            60,332,000
                                                           -----------           -----------

Minority interest                                            3,218,000             3,580,000
                                                           -----------           -----------
Commitments and contingencies

Shareholders' equity
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000               134,000
  Additional paid-in capital                                 8,808,000             8,808,000
  Accumulated deficit                                       (1,379,000)             (321,000)
  Treasury stock, at cost, 97,828 shares                      (951,000)             (951,000)
                                                           -----------           -----------
Total shareholders' equity                                   6,612,000             7,670,000
                                                           -----------           -----------
Total liabilities & shareholders' equity                  $ 70,571,000          $ 71,582,000
                                                           ===========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


For the three months ended December 31,                   2008            2007
                                                       ----------     -----------
Hotel operations:
 Hotel and garage revenue                            $  8,644,000    $  9,619,000
 Operating expense                                     (7,101,000)     (8,201,000)
 Real estate taxes                                       (176,000)       (177,000)
 Interest expense                                        (724,000)       (703,000)
 Depreciation and amortization                         (1,145,000)     (1,118,000)
 Loss on termination of garage lease                     (684,000)              -
                                                       ----------      ----------
    Loss from hotel operations                         (1,186,000)       (580,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            135,000         140,000
 Property operating expense                               (60,000)        (48,000)
 Mortgage interest expense                                (41,000)        (43,000)
 Depreciation expense                                     (19,000)        (20,000)
                                                       ----------      ----------
    Income from real estate operations                     15,000          29,000
                                                       ----------      ----------
Investment transactions:
 Net loss on marketable securities                        457,000         850,000
 Dividend and interest income                              30,000          38,000
 Margin interest and trading expenses                    (110,000)       (126,000)
                                                       ----------      ----------
    Income from investment transactions                   377,000         762,000
                                                       ----------      ----------

 General and administrative expenses                     (259,000)       (244,000)
                                                       ----------       ---------

Loss before income tax and minority interest           (1,053,000)        (33,000)

Minority interest - Justice Investors, pre-tax                  -         257,000
                                                       ----------       ---------
Income(loss) before income tax                         (1,053,000)        224,000
Provision for income tax benefit(expense)                 174,000         (93,000)
                                                       ----------       ---------
Income(loss) before minority interest                    (879,000)        131,000

Minority interest, net of tax                             261,000         (32,000)
                                                       ----------      ----------
Net income(loss)                                         (618,000)         99,000
                                                       ==========      ==========

Basic and diluted loss per share                      $     (0.50)    $      0.08
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


For the six months ended December 31,                      2008            2007
                                                       ----------     -----------
Hotel operations:
 Hotel and garage revenue                            $ 17,943,000    $ 19,405,000
 Operating expense                                    (14,166,000)    (16,557,000)
 Real estate taxes                                       (353,000)       (354,000)
 Interest expense                                      (1,443,000)     (1,405,000)
 Depreciation and amortization                         (2,267,000)     (2,201,000)
 Loss on termination of garage lease                     (684,000)              -
                                                       ----------      ----------
    Loss from hotel operations                           (970,000)     (1,112,000)
                                                       ----------      ----------
Real estate operations:
 Rental income                                            274,000         278,000
 Property operating expense                              (123,000)        (97,000)
 Mortgage interest expense                                (83,000)        (86,000)
 Depreciation expense                                     (38,000)        (40,000)
                                                       ----------      ----------
    Income from real estate operations                     30,000          55,000
                                                       ----------      ----------
Investment transactions:
 Net loss on marketable securities                        210,000         (86,000)
 Impairment loss on other investments                    (527,000)        (90,000)
 Dividend and interest income                              67,000          81,000
 Margin interest and trading expenses                    (218,000)       (288,000)
                                                       ----------      ----------
    Loss from investment transactions                    (468,000)       (383,000)
                                                       ----------      ----------

 General and administrative expenses                     (437,000)       (481,000)
                                                       ----------       ---------

Loss before income tax and minority interest           (1,845,000)     (1,921,000)

Minority interest - Justice Investors, pre-tax            (96,000)        535,000
                                                       ----------       ---------
Loss before income tax                                 (1,941,000)     (1,386,000)
Provision for income tax benefit                          521,000         549,000
                                                       ----------       ---------
Loss before minority interest                          (1,420,000)       (837,000)

Minority interest, net of tax                             362,000         180,000
                                                       ----------      ----------
Net loss                                               (1,058,000)       (657,000)
                                                       ==========      ==========

Basic and diluted loss per share                      $     (0.86)    $     (0.53)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SANTA FE FINANCIAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


For the six months ended December 31,                          2008          2007
                                                           ----------    ----------
Cash flows from operating activities:
  Net loss                                               $ (1,058,000)  $  (657,000)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Net unrealized (gain)loss on marketable securities       (520,000)      133,000
    Impairment loss on other investments                      527,000        90,000
    Minority interest                                        (266,000)     (715,000)
    Depreciation and amortization                           2,305,000     2,241,000
    Loss on termination of garage lease                       684,000)            -
    Changes in assets and liabilities:
      Investment in marketable securities                     803,000     3,717,000
      Other investments                                      (653,000)     (340,000)
      Accounts receivable                                    (160,000)     (169,000)
      Other assets                                           (215,000)     (366,000)
      Accounts payable and other liabilities                  (52,000)    1,040,000
      Due to securities broker                               (281,000)   (1,931,000)
      Obligations for securities sold                               -      (857,000)
      Deferred tax asset                                     (521,000)     (549,000)
                                                           ----------    ----------
  Net cash provided by operating activities                   593,000     1,637,000
                                                           ----------    ----------
Cash flows from investing activities:
  Capital expenditures for furniture, equipment and
   building improvements                                     (657,000)   (1,909,000)
  Investment in real estate                                         -      (973,000)
  Restricted cash                                                   -     1,500,000
                                                           ----------    ----------
Net cash used in investing activities                        (657,000)   (1,382,000)
                                                           ----------    ----------
Cash flows from financing activities:
  Draw on line of credit                                      243,000             -
  Principal payments on mortgage notes payable               (379,000)     (356,000)
  Distribution to minority partners                          (425,000)     (500,000)
                                                           ----------    ----------
Net cash used in financing activities                        (561,000)     (856,000)
                                                           ----------    ----------
Net decrease in cash and cash equivalents                    (625,000)     (601,000)

Cash and cash equivalents at beginning of period              763,000       851,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $    138,000   $   250,000
                                                           ==========    ==========

Supplemental information:

Interest paid                                            $  1,548,000   $ 1,584,000
                                                           ==========    ==========

Non cash investing activities:
  Note payable on termination of garage lease            $  (727,000)   $         -
                                                          ==========     ==========
  Fixed assets acquired, net of liabilities, upon
   termination of garage lease                           $    43,000    $         -
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

The Company's principal business is conducted through the management of Portsmouth's general and limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon") served as the managing general partner until December 1, 2008. As further discussed in
Note 2, the Limited Partnership Agreement was amended, effective December 1, 2008, to provide for a change in the respective roles of the general partners. Pursuant to that amendment, Portsmouth became the Managing General Partner of Justice while Evon assumed the role of Co-General Partner of Justice. The financial statements of Justice are consolidated with those of the Company.

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

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel. Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. As further discussed in Note 8, effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

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

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's condensed consolidated balance sheet and condensed consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries. As of December 31, 2008 and June 30, 2008, the Company reported the minority interest of Justice Investors as an asset in the condensed consolidated balance sheet as the result of the accumulated deficit at Justice Investors. The accumulated deficit was primarily attributable to the temporary closing of the Hotel to undergo major renovations from May 2005 to January 2006 and subsequent net losses incurred by Justice due to substantial depreciation and amortization costs resulting from the renovations and operating losses as the Hotel ramped up operations after reopening. The Company expects the Hotel to be profitable in the future and the minority interest asset to be recoverable. Additionally, management believes that there is more than sufficient equity in the Hotel to support the carrying value of
this asset on the Company's consolidated financial statements.   However, due
to impact that the sharp deterioration of the U.S. economy has had on the lodging sector since September 2008, and facing the prospect of a significant recession for the immediate future, the Company believed that it would be most appropriate not to add to the existing minority interest asset of $7,122,000 balance beginning in the quarterly period ended December 31, 2008. As the result, the Company did not record a minority interest benefit of $608,000 representing 50% of the loss from the hotel operations on its consolidated statement of operations for the three ended December 31, 2008.

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three and six months ended December 31, 2008 and 2007, the Company did not have any potentially dilutive securities outstanding.

Certain prior period balances have been reclassified to conform with the current period presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2008.

The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2009.

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


NOTE 2 - JUSTICE INVESTORS PARTNERSHIP AMENDMENTS

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the "Amendment") that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth will assume the role of Managing General Partner and Evon will continue on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests if the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the "Compensation Agreement") was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon.

NOTE 3 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following:

As of December 31, 2008
                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     15,852,000         (8,805,000)       7,047,000
Building and improvements   49,215,000        (16,034,000)      33,181,000
                          ------------       ------------     ------------
                          $ 66,963,000       $(24,839,000)    $ 42,124,000
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
                          ============       ============     ============


NOTE 4 - INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate included the following:


                                            December 31, 2008         June 30, 2008
                                            ------------------         -------------
  Land                                        $ 2,430,000               $ 2,430,000
  Buildings, improvements and equipment         2,574,000                 2,575,000
  Accumulated depreciation                       (646,000)                 (609,000)
                                                ---------                 ---------
                                                4,358,000                 4,396,000
  Land held for development                       973,000                   973,000
                                                ---------                 ---------
  Investment in real estate, net              $ 5,331,000               $ 5,369,000
                                                =========                 =========

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2008 and June 30, 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


                             Gross          Gross             Net             Fair
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
As of December 31, 2008:
Corporate
Equities   $ 2,959,000    $ 2,012,000    $ (926,000)      $ 1,086,000       $ 4,045,000


As of June 30, 2008:
Corporate
Equities   $ 3,763,000    $ 1,496,000    $  (931,000)     $  565,000        $ 4,328,000


As of December 31, 2008 and June 30, 2008, the Company had unrealized losses of $661,000 and $522,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the two components for the three and six months ended December 31, 2008 and 2007, respectively.


For the three months ended December 31,                2008             2007
                                                    -----------      -----------
Realized (loss)gain on marketable securities        $   (35,000)     $   300,000
Unrealized gain on marketable securities                492,000          550,000
                                                    -----------      -----------
Net gain on marketable securities                   $   457,000      $   850,000
                                                    ===========      ===========

For the six months ended December 31,                  2008             2007
                                                    -----------      -----------
Realized (loss)gain on marketable securities        $  (310,000)     $    47,000
Unrealized gain(loss) on marketable securities          520,000         (133,000)
                                                    -----------      -----------
Net gain(loss) on marketable securities             $   210,000      $   (86,000)
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

As of December 31, 2008 and June 30, 2008, the Company had net other investments of $4,365,000 and $4,239,000, which consist of the following:

   Type                               December 31, 2008    June 30, 2008
   ---------------------------        ------------------  ----------------
   Private equity hedge fund           $       3,865,000  $      3,975,000
   Corporate debt instruments                    300,000            64,000
   Other                                         200,000           200,000
                                       -----------------  ----------------
                                       $       4,365,000  $      4,239,000
                                       =================  ================

In accordance with Emerging Issues Task Force No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", the Company recorded impairment losses $527,000 and $90,000, respectively, during the six months ended December 31, 2008 and 2007.


NOTE 7 - FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of December 31, 2008 are as follows:


Assets:                                 Level 1      Level 2        Level 3      December 31, 2008
-----------                            ---------    ---------      ---------     ------------------
Cash                                  $  138,000           -              -          $  138,000
Investment in marketable securities    4,045,000           -              -           4,045,000
                                       ---------    ---------      ---------          ---------
                                      $4,183,000           -              -          $4,183,000
                                       =========    =========      =========          =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of December 31, 2008:


                                                                                             Loss for the
                                                                                          Six months ended
Assets:                           Level 1    Level 2      Level 3    December 31, 2008   December 31, 2008
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -    $4,365,000     $4,365,000           $(527,000)


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

NOTE 8 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. During the three and six months ended December 31, 2008, the Company recorded a loss on the termination of the garage lease of $684,000 on the Company's condensed consolidated statements of operations.

Future installment payments are as follows:

       For the year ending June 30,

                  2009     $172,000
                  2010      345,000
                  2011      144,000
                           --------
                  Total    $661,000
                           ========


As of December 31, 2008, the total installment liability of $631,000 was included in the accounts payable and other liabilities balance of $8,548,000 on the Company's condensed consolidated balance sheet.


NOTE 9 - LINE OF CREDIT

On December 12, 2008, Justice obtained a modification and extension of its unsecured revolving line of credit facility from United California Bank ("UCB") which was to mature on February 2, 2009. The modification extends the term of the credit facility to February 2, 2010, but reduced the limit of funds available to the Partnership for short term capital for the Hotel's business operations from $3,000,000 to $2,500,000. The annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate plus 1.0%, or the LIBOR Rate plus 3.5%, with an interest rate floor of 5% per annum. As of December 31, 2008, there was a balance of $1,756,000 drawn by Justice under the line of credit facility, with an annual interest rate of 5% since the selected rate of Prime (3.25% as of December 31, 2008) plus 1% was less than the floor rate.

As of December 31, 2008, Justice was not in compliance with a financial covenant pertaining to the line of credit. The non-compliance resulted from the one-time, non-recurring loss of $684,000 on the termination of the garage lease and related professional fees. The Company is working on obtaining a waiver of non-compliance from the bank and does not believe it will have a material impact on the financial statements.

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

Information below represents reporting segments for the three and six months ended December 31, 2008 and 2007, respectively. Operating income (loss) for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended             Hotel      Real Estate   Investment
December 31, 2008           Operations    Operations   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Operating income            $ 8,644,000   $   135,000   $   487,000   $         -  $   9,266,000
Operating expenses           (9,830,000)     (120,000)     (110,000)            -    (10,060,000)
                            -----------   -----------   -----------   -----------   ------------
                             (1,186,000)       15,000       377,000             -       (794,000)
General and administrative
 Expense                              -             -             -      (259,000)      (259,000)
Income tax benefit                    -             -             -       174,000        174,000
Minority interest                     -             -             -       261,000        261,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(1,186,000)  $    15,000   $   377,000   $   176,000   $   (618,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $45,136,000   $ 5,331,000   $ 8,410,000   $11,694,000   $ 70,571,000
                            ===========   ===========   ===========   ===========   ============

As of and for the
Three months ended             Hotel      Real Estate   Investment
December 31, 2007           Operations    Operations   Transactions      Other         Total
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
                            ===========   ===========   ===========   ===========   ============


As of and for the
Six months ended             Hotel        Real Estate   Investment
December 31, 2008           Operations    Operations   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Operating income            $17,943,000   $   274,000   $  (250,000)  $         -  $  17,967,000
Operating expenses          (18,913,000)     (244,000)     (218,000)            -    (19,375,000)
                            -----------   -----------   -----------   -----------   ------------
                               (970,000)       30,000      (468,000)            -     (1,408,000)
General and administrative
 Expense                              -             -             -      (437,000)      (437,000)
Income tax benefit                    -             -             -       521,000        521,000
Minority interest               (96,000)            -             -       362,000        266,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(1,066,000)  $    30,000   $  (468,000)  $   446,000   $ (1,058,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $45,136,000   $ 5,331,000   $ 8,410,000   $11,694,000   $ 70,571,000
                            ===========   ===========   ===========   ===========   ============

As of and for the
Six months ended              Hotel       Real Estate   Investment
December 31, 2007           Operations    Operations   Transactions      Other         Total
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
                            ===========   ===========   ===========   ===========   ============


NOTE 11 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the pro rata utilization of resources. For the three months ended December 31, 2008 and 2007, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period. For the six months ended December 31, 2008 and 2007, the Company and Portsmouth made payments to InterGroup of $72,000 for each respective period.

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership $319,000 and $415,000 for the six months ended December 31, 2008 and 2007, respectively. As discussed in Note 7, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

During the three months and six months ended December 31, 2008, the Company received management fees from Justice Investors totaling $52,000 and $97,000, respectively. These amounts were eliminated in consolidation.

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


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon Corporation ("Evon") the other general partner of Justice. As discussed below, effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.


RECENT DEVELOPMENTS

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was $755,000, payable in one downpayment of $28,000 and 26 equal monthly installments of $29,000, which includes interest at the rate of 2.4% per annum.

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the "Amendment") that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth will assume the role of Managing General Partner and Evon will continue on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests if the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment. A copy of the full text of the Amendment is filed as Exhibit 10.1 to this Report.

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the "Compensation Agreement") was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. A copy of the full text of the Compensation Agreement is filed as Exhibit 10.2 to this Report.

Three Months Ended December 31, 2008 Compared to Three Months
Ended December 31, 2007

The Company had a net loss of $618,000 for the three months ended December 31, 2008 compared to net income of $99,000 for the three months ended December 31, 2007. As discussed in Note 1, the Company stopped recording a minority interest benefit in Justice Investors beginning the quarter ended December 31, 2008 resulting in the recording of a additional $608,000 in the net loss. During the three months ended December 31, 2008, the Company had a loss on hotel operations of $1,186,000 compared to a loss of $580,000 primarily due to one-time loss related to the termination of the hotel garage lease. During the same period, income from investment transactions decreased to $377,000 for the three months ended December 31, 2008 from $762,000 for the three months ended December 31, 2007.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2008 and 2007.


For the three months ended December 31,                         2008            2007
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,612,000    $  7,309,000
 Food and beverage                                            1,268,000       1,659,000
 Garage                                                         571,000         421,000
 Other operating departments                                    193,000         230,000
                                                             ----------      ----------
  Total hotel revenues                                        8,644,000       9,619,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                           (7,277,000)     (8,353,000)
                                                             ----------      ----------
Operating income                                              1,367,000       1,266,000

Loss on termination of garage lease                            (684,000)              -
Interest expense                                               (724,000)       (703,000)
Depreciation and amortization expense                        (1,145,000)     (1,143,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,186,000)    $  (580,000)
                                                             ==========      ==========

For the three months ended December 31, 2008, the Hotel generated operating income of approximately $1,367,000, before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $8,644,000 compared to operating income of approximately $1,266,000 before interest, depreciation and amortization, on operating revenues of approximately $9,619,000 for the three months ended December 31, 2007. The increase in Hotel operating income is primarily attributable to lower operating expenses and an increase in garage revenues partially offset by a decrease in room and food and beverage revenues. Management expects that the termination of the garage lease will result in greater operating income in the future and promote greater efficiencies with the garage operations now integrated into those of the Hotel.

Room revenues decreased by $697,000 for the three months ended December 31, 2008 when compared to the three months ended December 31, 2007 and food and beverage revenues decreased by $391,000 for the same periods. That decrease in revenues was attributable to both a lower average daily rate and occupancy
percentage compared to the prior period.   The decrease in operating expenses
is primarily attributable to the decline in hotel occupancy during the current quarter and management's efforts to reduce operating costs and to achieve greater efficiencies.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended December 31, 2008 and 2007.

Three Months Ended         Average           Average
  December 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2008                   $166              79%              $132
      2007                   $171              85%              $146


The operations of the Hotel were severely impacted by the dramatic downturn in the domestic and international economies and markets during the three months ended December 31, 2008. Average daily rate, occupancy and RevPar all declined compared to the three months ended December 31, 2007. That impact is expected to continue through fiscal 2009. If that remains true, we expect Hotel operating revenues to be less than fiscal 2008.

Facing an uncertain economy and the prospect of a lingering recession, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result of those efforts, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the three months ended December 31, 2008. Management has also increased its sales and marketing efforts in what has become an even more competitive hotel market in San Francisco as hotels have slashed rates in an effort to maintain occupancy levels. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience. One significant step was to move lunch and dinner service from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel.

The Company had income on marketable securities of $457,000 for the three months ended December 31, 2008 compared to income on marketable securities of $850,000 for the three months ended December 31, 2007. For the three months ended December 31, 2008, the Company had a net realized loss of $35,000 and a net unrealized gain of $492,000. For the three months ended December 31, 2007, the Company had a net realized gain of $300,000 and a net unrealized gain of $550,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

As discussed in Note 1, during the three months December 31, 2008, the Company did not record a minority interest benefit of $608,000 related to the loss from hotel operations. In the comparable quarter ended December 31, 2007, the Company recorded a minority interest benefit of $257,000.

The provision for income tax changed to a tax benefit of $174,000 for the three months ended December 31, 2008 from an tax expense of $93,000 for the three months end December 31, 2007 primarily as the result of the pre-tax loss incurred during the three months ended December 31, 2008. As noted above and in Note 1, the Company did not record a pre-tax minority interest benefit for the three months ended December 31, 2008. As the result the effective tax rate during the three months ended December 31, 2008 is lower compared to the three months ended December 31, 2007.

Minority interest related to Portsmouth and Woodland Village changed to a benefit of $261,000 for the three months ended December 31, 2008 from an expense of $32,000 for the three months ended December 31, 2007 primarily due to the higher loss incurred by Portsmouth during the three months ended December 31, 2008.


Six Months Ended December 31, 2008 Compared to Six Months
Ended December 31, 2007

The Company had a net loss of $1,058,000 for the six months ended December 31, 2008 compared to net loss of $657,000 for the six months ended December 31, 2007. As discussed in Note 1, the Company stopped recording a minority interest benefit in Justice Investors beginning the quarter ended December 31, 2008 resulting in the recording of a additional $608,000 in the net loss. During the six months ended December 31, 2008, the Company had a loss on hotel operations of $970,000 compared to a loss of $1,112,000. During the same period, the loss from investment transactions increased to $468,000 for the six months ended December 31, 2008 from $383,000 for the six months ended December 31, 2007.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2008 and 2007.


For the six months ended December 31,                           2008            2007
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $14,200,000    $ 15,224,000
 Food and beverage                                            2,527,000       2,948,000
 Garage                                                         970,000         836,000
 Other operating departments                                    246,000         397,000
                                                             ----------      ----------
  Total hotel revenues                                       17,943,000      19,405,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                          (14,519,000)    (16,911,000)
                                                             ----------      ----------
Operating income                                              3,424,000       2,494,000

Loss on termination of garage lease                            (684,000)              -
Interest expense                                             (1,443,000)     (1,405,000)
Depreciation and amortization expense                        (2,267,000)     (2,201,000)
                                                             ----------      ----------
Loss from hotel operations                                  $  (970,000)    $(1,112,000)
                                                             ==========      ==========

For the six months ended December 31, 2008, the Hotel generated operating income of approximately $3,424,000, before the loss on the termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $17,943,000 compared to operating income of approximately $2,494,000 before interest, depreciation and amortization, on operating revenues of approximately $19,405,000 for the six months ended December 31, 2007.

The increase in Hotel operating income is primarily due to a significant decrease in operating expenses of approximately $2,343,000, partially offset by a decrease in operating revenues of approximately $1,462,000. The decrease in operating expenses is primarily attributable to certain nonrecurring legal and consulting fees incurred in the three months ended September 30, 2007 related to construction litigation that was settled as of June 30, 2008 and for zoning issues. Operating expenses also decreased due to a decline in hotel occupancy during the current period and management's efforts to reduce costs and achieve greater efficiencies. That decline in occupancy was also the primary reason for the decrease in operating revenues compared to the prior period. Management expects that the termination of the garage lease will result in greater operating income in the future and promote greater efficiencies with the garage operations now integrated into those of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the six months ended December 31, 2008 and 2007.

 Six Months Ended          Average           Average
   December 31,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2008                   $177              80%              $142
      2007                   $173              87%              $152

While the Hotel was able to achieve a modest increase of approximately $4 in its average daily room rates for the six months ended December 31, 2008 compared to the six months ended December 31, 2007, that increase was primarily attributable to the three months ended September 30, 2008. The full impact of the dramatic downturn in the domestic and international economies and markets was not felt by the operations of the Hotel until September 2008 and is expected to continue at least through fiscal 2009. As a result, average occupancy percentage declined approximately 7% for the six months ended December 31, 2008 and RevPar was down approximately $10 from the comparable period.

Facing the prospect of a recession and a decline in business, group and leisure travel, both domestic and international, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result of those efforts, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the three months ended December 31, 2008. Management will also increase its sales and marketing efforts in what is expected to become an even more competitive hotel market in San Francisco. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience. One significant step was to move lunch and dinner service from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel.

Income from real estate operations decreased to income of $30,000 for the six months ended December 31, 2008 from income of $55,000 for the six months ended December 31, 2007. The decrease in the income from real estate operations is primarily due to the increase in operating expenses to $123,000 from $97,000 as the result of higher repairs and maintenances expenses as well as make ready expenses related to the turn over of several tenants.

The Company had income on marketable securities of $210,000 for the six months ended December 31, 2008 compared to a loss on marketable securities of $86,000 for the six months ended December 31, 2007. For the six months ended December

31, 2008, the Company had a net realized loss of $310,000 and a net unrealized gain of $520,000. For the six months ended December 31, 2007, the Company had a net realized gain of $47,000 and a net unrealized loss of $133,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

For the six months ended December 31, 2008, general and administrative expenses decreased to $437,000 from $481,000 for the six months ended December 31, 2007. The decrease is primarily attributable to the decrease in accounting related expenses.

Minority interest related to Justice Investors changed to an expense of $96,000 for the six months ended December 31, 2008 from a benefit of $535,000 for the six months ended December 31, 2007. As discussed in Note 1, during the three months December 31, 2008, the Company did not record a minority interest benefit of $608,000 related to the loss from hotel operations. The $96,000 minority interest expense was recorded during the three months ended September 30, 2008. During the six months ended December 31, 2007, the Company recorded a minority interest benefit of $535,000.

The provision for income tax benefit decreased to $521,000 for the six months ended December 31, 2008 from $549,000 for the six months end December 31, 2007. As noted above and in Note 1, the Company did not record a pre-tax minority interest benefit for the three months ended December 31, 2008. As the result the effective tax rate during the six months ended December 31, 2008 is lower compared to the six months ended December 31, 2007.

Minority interest related to Portsmouth and Woodland Village increased to $362,000 for the six months ended December 31, 2008 from $180,000 for the six months ended December 31, 2007 primarily due to the higher loss incurred by Portsmouth during the six months ended December 31, 2008.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 37 different equity positions. The portfolio contains six equity securities that are more than 5% of the equity value of the portfolio, with the largest being 51.8% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2008 and June 30, 2008, the Company had investments in marketable equity securities of $4,045,000 and $4,328,000, respectively. The following tables show the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2008 and June 30, 2008.

As of December 31, 2008:
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Dairy products                      $ 1,617,000               40.0%
   Basic materials and energy              630,000               15.6%
   Financial services and REITs            393,000                9.7%
   Healthcare                              323,000                8.0%
   Consumer cyclical                       316,000                7.8%
   Industrial                              274,000                6.8%
   Other                                   492,000               12.1%
                                       ------------           ----------
                                       $ 4,045,000              100.0%
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

For the three months ended December 31,          2008              2007
                                              ----------       -----------
Net gain on marketable securities            $   457,000      $    850,000
Dividend and interest income                      30,000            38,000
Margin interest expense                           (7,000)          (27,000)
Trading and management expenses                 (103,000)          (99,000)
                                              ----------        ----------
                                             $   377,000      $    762,000
                                              ==========        ==========

For the six months ended December 31,             2008              2007
                                              ----------       -----------
Net gain(loss) on marketable securities      $   210,000      $    (86,000)
Impairment loss on other investments            (527,000)          (90,000)
Dividend and interest income                      67,000            81,000
Margin interest expense                          (22,000)          (94,000)
Trading and management expenses                 (196,000)         (194,000)
                                              ----------        ----------
                                             $  (468,000)     $   (383,000)
                                              ==========        ==========

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.
As of December 31, 2008 and June 30, 2008, the Company had net other investments of $4,365,000 and $4,239,000, respectively. During the six months ended December 31, 2008 and 2007, the Company made investments in corporate debt instruments of a public company in the basic materials sector totaling $750,000 and $340,000, respectively. During the six months ended December 31, 2008 and 2007, the Company received common stock issued upon conversion or as payment of interest and penalties on convertible notes in this company. During the six months ended December 31, 2008, the Company sold approximately $141,000 and $30,000, respectively, of this company's stock. As of December 31, 2008, The Company had $492,000 of this company's common stock included in its investment in marketable securities balance of $4,045,000.


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

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. For the six months ended December 31, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. For the six months ended December 31, 2007, Justice paid a total of $1,000,000 in limited partnership distributions, of which the Company received $500,000. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors, including establishment of reasonable reserves for debt payments and operating contingencies. The recent dramatic downturn in domestic and international economies and markets, and the prospect of a prolonged recession, are expected to have a negative impact on the operating results of the Hotel in fiscal 2009, which will limit amounts available for limited partnership distributions.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of December 31, 2008 the Prudential Loan balance was approximately $28,492,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of December 31, 2008, the Second Prudential Loan balance was approximately $18,662,000.

On December 12, 2008, Justice obtained a modification and extension of it unsecured revolving line of credit facility from United California Bank ("UCB") which was to mature on February 2, 2009. The modification extends the term of the credit facility to February 2, 2010, but reduced the limit of funds available to the Partnership for short term capital for the Hotel's business operations from $3,000,000 to $2,500,000. The annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate plus 1.0%, or the LIBOR Rate plus 3.5%, with an interest rate floor of 5% per annum. As of December 31, 2008, there was a balance of $1,756,000 drawn by Justice under the line of credit facility, with an annual interest rate of 5% since the selected rate of Prime (3.25% as of December 31, 2008) plus 1% was less than the floor rate.

While the debt service requirements related to the two Prudential loans, as well as the utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

Santa Fe did not repurchase any of its own securities during the second quarter of its fiscal year ending June 30, 2009 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe's common stock made by The InterGroup Corporation, for its own account, during the second quarter of fiscal 2009. InterGroup can be considered an affiliated purchaser.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly     Yet Be Purchased
 2009         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Oct. 1-          -               -                -                      N/A
Oct. 31)
--------------------------------------------------------------------------------------
Month #2
(Nov. 1-          -               -                -                      N/A
Nov. 30)
--------------------------------------------------------------------------------------
Month #3
(Dec. 1-       200            $12.35                -                    N/A
Dec. 31)
--------------------------------------------------------------------------------------
Total          200            $12.35                -                    N/A
--------------------------------------------------------------------------------------

Item 6.  Exhibits.

(a) Exhibits

    10.1 2008 Amendment to the Limited Partnership Agreement, dated December 1, 2008.

    10.2   General Partner Compensation Agreement, dated December 1, 2008.

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                                    -29

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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: February 12, 2009                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 12, 2009                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: February 12, 2009                   by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Financial Officer