Form 10-Q
period 2009-03-31
SANTA FE FINANCIAL CORP
filed 2009-05-08
CIK 86759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                               PAGE

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
   As of March 31, 2009(Unaudited) and June 30, 2008(Audited)                 3

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended March 31, 2009 and 2008                         4

Condensed Consolidated Statements of Operations(Unaudited)
   For the Nine months ended March 31, 2009 and 2008                          5

Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Nine months ended March 31, 2009 and 2008                          6

  Notes to Condensed Consolidated Financial Statements (Unaudited)            7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  17

Item 4T. Controls and Procedures                                             27


PART II. OTHER INFORMATION

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       28

  Item 4.  Submission of Matters to a Vote of Security Holders.              29

  Item 6.  Exhibits.                                                         29


SIGNATURES                                                                   30

                              PART I
                       FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements


                         SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2009         June 30, 2008
                                                           (Unaudited)           (Audited)
                                                          ------------          ------------
ASSETS
  Investment in hotel, net                                $ 41,092,000          $ 43,540,000
  Investment in real estate, net                             5,312,000             5,369,000
  Investment in marketable securities                        3,155,000             4,328,000
  Other investments, net                                     3,927,000             4,239,000
  Cash and cash equivalents                                    442,000               763,000
  Accounts receivable, net                                   1,242,000             1,140,000
  Other assets, net                                          1,988,000             1,893,000
  Deferred tax asset                                         4,447,000             3,517,000
  Minority interest of Justice Investors                     7,122,000             6,793,000
                                                           -----------           -----------
Total assets                                              $ 68,727,000          $ 71,582,000
                                                           ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                  $  8,952,000          $  7,722,000
  Due to securities broker                                     672,000             1,440,000
  Line of credit                                             1,700,000             1,513,000
  Mortgage notes payable - real estate                       2,143,000             2,175,000
  Mortgage notes payable - hotel                            46,942,000            47,482,000
                                                           -----------           -----------
Total liabilities                                           60,409,000            60,332,000
                                                           -----------           -----------

Minority interest                                            2,870,000             3,580,000
                                                           -----------           -----------
Commitments and contingencies

Shareholders' equity
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000               134,000
  Additional paid-in capital                                 8,808,000             8,808,000
  Accumulated deficit                                       (2,543,000)             (321,000)
  Treasury stock, at cost, 97,828 shares                      (951,000)             (951,000)
                                                           -----------           -----------
Total shareholders' equity                                   5,448,000             7,670,000
                                                           -----------           -----------
Total liabilities & shareholders' equity                  $ 68,727,000          $ 71,582,000
                                                           ===========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


For the three months ended March 31,                      2009            2008
                                                       ----------     -----------
Revenues
 Hotel                                                $ 7,073,000     $ 8,799,000
 Real estate                                              144,000         140,000
                                                       ----------     -----------
Total revenues                                          7,217,000       8,939,000
                                                       ----------     -----------
Costs and operating expenses
 Hotel operating expenses                              (6,314,000)     (7,479,000)
 Real estate operating expenses                           (48,000)        (49,000)
 Depreciation and amortization expense                 (1,160,000)     (1,149,000)
 General and administrative expense                      (225,000)       (227,000)
                                                       ----------     -----------
Total costs and operating expenses                     (7,747,000)     (8,904,000)
                                                       ----------     -----------
Income(loss) from operations                             (530,000)         35,000
                                                       ----------     -----------

Other income (expense)
 Mortgage interest expense                               (760,000)       (787,000)
 Net loss on marketable securities                       (155,000)     (1,539,000)
 Impairment loss on other investments                    (438,000)       (550,000)
 Dividend and interest income                              50,000          22,000
 Trading and margin interest expense                      (88,000)       (113,000)
                                                       ----------     -----------
Net other expense                                      (1,391,000)     (2,967,000)
                                                       ----------     -----------
Loss before income tax and minority interest           (1,921,000)     (2,932,000)

Minority interest - Justice Investors, pre-tax                  -         266,000
                                                       ----------     -----------
Loss before income tax                                 (1,921,000)     (2,666,000)
Income tax benefit                                        409,000       1,056,000
                                                       ----------       ---------
Loss before minority interest                          (1,512,000)     (1,610,000)

Minority interest, net of tax                             348,000         376,000
                                                       ----------      ----------
Net loss                                               (1,164,000)     (1,234,000)
                                                       ==========      ==========

Basic and diluted loss per share                      $     (0.94)    $     (1.00)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                         SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


For the nine months ended March 31,                       2009            2008
                                                       ----------     -----------
Revenues
 Hotel                                                $25,016,000     $28,204,000
 Real estate                                              418,000         418,000
                                                       ----------     -----------
Total revenues                                         25,434,000      28,622,000
                                                       ----------     -----------
Costs and operating expenses
 Hotel operating expenses                             (20,833,000)    (24,341,000)
 Real estate operating expenses                          (171,000)       (146,000)
 Loss on termination of garage lease                     (684,000)              -
 Depreciation and amortization expense                 (3,465,000)     (3,439,000)
 General and administrative expense                      (662,000)       (708,000)
                                                       ----------     -----------
Total costs and operating expenses                    (25,815,000)    (28,634,000)
                                                       ----------     -----------
Loss from operations                                     (381,000)        (12,000)
                                                       ----------     -----------

Other income (expense)
 Mortgage interest expense                             (2,286,000)     (2,278,000)
 Net gain(loss) on marketable securities                   55,000      (1,625,000)
 Impairment loss on other investments                    (965,000)       (640,000)
 Dividend and interest income                             117,000         103,000
 Trading and margin interest expense                     (306,000)       (401,000)
                                                       ----------     -----------
Net other expense                                      (3,385,000)     (4,841,000)
                                                       ----------     -----------

Loss before income tax and minority interest           (3,766,000)     (4,853,000)

Minority interest - Justice Investors, pre-tax            (96,000)        801,000
                                                       ----------       ---------
Loss before income tax                                 (3,862,000)     (4,052,000)
Provision for income tax benefit                          930,000       1,605,000
                                                       ----------       ---------
Loss before minority interest                          (2,932,000)     (2,447,000)

Minority interest, net of tax                             710,000         556,000
                                                       ----------      ----------
Net loss                                              $(2,222,000)    $(1,891,000)
                                                       ==========      ==========

Basic and diluted loss per share                      $     (1.79)    $     (1.52)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           SANTA FE FINANCIAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


For the nine months ended March 31,                           2009          2008
                                                           ----------    ----------
Cash flows from operating activities:
  Net loss                                               $ (2,222,000)  $(1,891,000)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Net unrealized (gain)loss on marketable securities       (285,000)    2,479,000
    Impairment loss on other investments                      965,000       640,000
    Minority interest                                        (614,000)   (1,357,000)
    Depreciation and amortization                           3,465,000     3,439,000
    Loss on termination of garage lease                       684,000)            -
    Changes in assets and liabilities:
      Investment in marketable securities                   1,458,000     6,701,000
      Other investments                                      (653,000)     (640,000)
      Accounts receivable                                    (102,000)      126,000
      Other assets                                            (96,000)     (797,000)
      Accounts payable and other liabilities                  546,000       465,000
      Due to securities broker                               (768,000)   (4,924,000)
      Obligations for securities sold                               -    (1,023,000)
      Deferred tax asset                                     (930,000)   (1,605,000)
                                                           ----------    ----------
  Net cash provided by operating activities                 1,448,000     1,613,000
                                                           ----------    ----------
Cash flows from investing activities:
  Capital expenditures for furniture, equipment and
   building improvements                                     (959,000)   (2,284,000)
  Investment in real estate                                         -      (973,000)
  Restricted cash                                                   -     1,500,000
                                                           ----------    ----------
Net cash used in investing activities                        (959,000)   (1,757,000)
                                                           ----------    ----------
Cash flows from financing activities:
  Draw on line of credit                                      187,000       650,000
  Principal payments on mortgage notes payable               (572,000)     (539,000)
  Distribution to minority partners                          (425,000)     (500,000)
                                                           ----------    ----------
Net cash used in financing activities                        (810,000)     (389,000)
                                                           ----------    ----------
Net decrease in cash and cash equivalents                    (321,000)     (533,000)

Cash and cash equivalents at beginning of period              763,000       851,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $    442,000   $   318,000
                                                           ==========    ==========

Supplemental information:

Interest paid                                            $  2,312,000   $ 2,395,000
                                                           ==========    ==========

Non cash investing activities:
  Note payable on termination of garage lease            $  (727,000)   $         -
                                                          ==========     ==========
  Fixed assets acquired, net of liabilities, upon
   termination of garage lease                           $    43,000    $         -
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

Santa Fe owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth"), a public company. Santa Fe is a 76%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

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

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's condensed consolidated balance sheet and condensed consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries. As of March 31, 2009 and June 30, 2008, the Company reported the minority interest of Justice Investors as an asset in the condensed consolidated balance sheet as the result of the accumulated deficit at Justice Investors. The accumulated deficit was primarily attributable to the temporary closing of the Hotel to undergo major renovations from May 2005 to January 2006 and subsequent net losses incurred by Justice due to substantial depreciation and amortization costs resulting from the renovations and operating losses as the Hotel ramped up operations after reopening. Based on the terms of the partnership agreement and the fact that the Company projects the Hotel to be profitable in the future, the Company expects the minority interest asset to be recoverable. Additionally, management believes that there is more than sufficient equity in the Hotel to support the carrying value of this asset on the Company's consolidated financial statements. However, due to the impact that the sharp deterioration of the U.S. economy has had on the lodging sector since September 2008, and facing the prospect of a significant recession, the Company believed that it would be most appropriate not to add to the existing minority interest asset balance of $7,122,000 beginning in the quarterly period ended December 31, 2008. As the result, the Company did not record a minority interest benefit of $571,000 and $1,179,000, respectively, representing 50% of the loss from the hotel operations on its consolidated statement of operations for the three and nine months ended March 31, 2009.

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three and nine months ended March 31, 2009 and 2008, the Company did not have any potentially dilutive securities outstanding.

Certain prior period balances have been reclassified to conform with the current period presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2008.

The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2009.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions(FSPs) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. These FSPs amend rules for other-than-temporary impairments, provide for guidance on calculating fair values in inactive and distressed markets and require quarterly fair value disclosures. These FSPs are effective for interim and annual reporting periods ending after

June 15, 2009, with early adoptions permitted for periods ending after March 15, 2009. The adoption of these FSPs did not have a material impact on the Company's financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162(SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective on November 15, 2008. SFAS No. 162 did not have a significant impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment to Accounting Research Bulletin (ARB) No. 51," (SFAS No. 160). This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS No. 160 is effective for the Company beginning July 1, 2009. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The provisions of SFAS 141R are effective for the Company beginning July 1, 2009. The Company is currently assessing the impact of SFAS 141R on its financial statements.


NOTE 2 - JUSTICE INVESTORS PARTNERSHIP AMENDMENTS

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the "Amendment") that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth will assume the role of Managing General Partner and Evon will continue on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

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


NOTE 3 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following:

As of March 31, 2009
                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     16,783,000        (10,444,000)       6,339,000
Building and improvements   49,374,000        (16,517,000)      32,857,000
                          ------------       ------------     ------------
                          $ 68,053,000       $(26,961,000)    $ 41,092,000
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
                          ============       ============     ============


NOTE 4 - INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate included the following:

                                            March 31, 2009            June 30, 2008
                                            ------------------         -------------
  Land                                        $ 2,430,000               $ 2,430,000
  Buildings, improvements and equipment         2,574,000                 2,575,000
  Accumulated depreciation                       (665,000)                 (609,000)
                                                ---------                 ---------
                                                4,339,000                 4,396,000
  Land held for development                       973,000                   973,000
                                                ---------                 ---------
  Investment in real estate, net              $ 5,312,000               $ 5,369,000
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

At March 31, 2009 and June 30, 2008, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


                             Gross          Gross             Net             Fair
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
As of March 31, 2009:
Corporate
Equities   $ 2,305,000    $ 1,660,000    $ (810,000)      $ 850,000        $ 3,155,000


As of June 30, 2008:
Corporate
Equities   $ 3,763,000    $ 1,496,000    $  (931,000)     $  565,000        $ 4,328,000


As of March 31, 2009 and June 30, 2008, the Company had unrealized losses of $721,000 and $522,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the two components for the three and nine months ended March 31, 2009 and 2008, respectively.


For the three months ended March 31,                    2009             2008
                                                    -----------      -----------
Realized gain on marketable securities              $    80,000      $   807,000
Unrealized loss on marketable securities               (235,000)      (2,346,000)
                                                    -----------      -----------
Net loss on marketable securities                   $  (155,000)     $(1,539,000)
                                                    ===========      ===========

For the nine months ended March 31,                     2009             2008
                                                    -----------      -----------
Realized (loss)gain on marketable securities        $  (230,000)     $   854,000
Unrealized gain(loss) on marketable securities          285,000       (2,479,000)
                                                    -----------      -----------
Net gain(loss) on marketable securities             $    55,000      $(1,625,000)
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

As of March 31, 2009 and June 30, 2008, the Company had net other investments of $3,927,000 and $4,239,000, which consist of the following:

   Type                                   March 31, 2009     June 30, 2008
   ---------------------------        ------------------  ----------------
   Private equity hedge fund           $       3,427,000  $      3,975,000
   Corporate debt instruments                    300,000            64,000
   Other                                         200,000           200,000
                                       -----------------  ----------------
                                       $       3,927,000  $      4,239,000
                                       =================  ================

During the three and nine months ended March 31, 2009, the Company recorded impairment losses on other investments of $438,000 and $965,000, respectively. During the three and nine months ended March 31, 2008, the Company recorded impairment losses of $550,000 and $640,000, respectively.


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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of March 31, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3       March 31, 2009
-----------                            ---------    ---------      ---------     ------------------
Cash                                  $  442,000           -              -          $  442,000
Investment in marketable securities    3,155,000           -              -           3,155,000
                                       ---------    ---------      ---------          ---------
                                      $3,597,000           -              -          $3,597,000
                                       =========    =========      =========          =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of March 31, 2009:

                                                                                             Loss for the
                                                                                          Nine months ended
Assets:                           Level 1    Level 2      Level 3    March 31, 2009        March 31, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -    $3,927,000     $3,927,000           $(965,000)


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

NOTE 8 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. During the three and nine months ended March 31, 2009, the Company recorded a loss on the termination of the garage lease of $684,000 on the Company's condensed consolidated statements of operations.

Future installment payments as of March 31, 2009 are as follows:

                  2009     $ 87,000
                  2010      345,000
                  2011      144,000
                           --------
                   Total   $576,000
                           ========


As of March 31, 2009, the present value of the liability of $563,000 was included in the accounts payable and other liabilities balance of $8,952,000 on the Company's condensed consolidated balance sheet.


NOTE 9 - LINE OF CREDIT

On December 12, 2008, Justice obtained a modification and extension of its unsecured revolving line of credit facility from United California Bank ("UCB") which was to mature on February 2, 2009. The modification extends the term of the credit facility to February 2, 2010, but reduced the limit of funds available to the Partnership for short term capital for the Hotel's business operations from $3,000,000 to $2,500,000. The annual interest rate initially based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate plus 1.0%, or the LIBOR Rate plus 3.5%, with an interest rate floor of 5% per annum.

As of December 31, 2008, Justice was not in compliance with a financial covenant pertaining to the line of credit. The non-compliance resulted from the one-time, non-recurring loss of $684,000 on the termination of the garage lease and related professional fees. In February 2009, Justice obtained a waiver of non-compliance from the bank regarding that covenant conditioned upon a modification of the terms of the credit facility. Pursuant to that modification, the annual interest rate is now based on the Wall Street Journal Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of March 31, 2009, there was a balance of $1,700,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of March 31, 2009 plus 3%).

NOTE 10 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel ("Hotel Operations"), its multi-family residential properties ("Real Estate Operations) and the investment of its cash in marketable securities and other investments ("Investment Transactions"). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three and nine months ended March 31, 2009 and 2008, respectively. Operating income (loss) for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended             Hotel      Real Estate   Investment
March 31, 2009              Operations    Operations   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Revenues                    $ 7,073,000   $   144,000   $  (543,000)  $         -  $   6,674,000
Expenses                     (6,314,000)      (48,000)      (88,000)     (225,000)    (6,675,000)
                            -----------   -----------   -----------   -----------   ------------
Income(loss)before interest,
 depreciation, amortization,
 income tax and minority
 interest                       759,000        96,000      (631,000)     (225,000)        (1,000)
Interest expense               (719,000)      (41,000)            -             -       (760,000)
Depreciation and
 amortization expense        (1,141,000)      (19,000)            -             -     (1,160,000)
Income tax benefit                    -             -             -       409,000        409,000
Minority interest                     -             -             -       348,000        348,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(1,101,000)  $    36,000   $  (631,000)  $   532,000   $ (1,164,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $44,103,000   $ 5,312,000   $ 7,082,000   $12,230,000   $ 68,727,000
                            ===========   ===========   ===========   ===========   ============


As of and for the
Three months ended             Hotel      Real Estate    Investment
March 31, 2008               Operations   Operations    Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------

Revenues                    $ 8,799,000   $   140,000   $(2,067,000)  $         -  $   6,872,000
Expenses                     (7,479,000)      (49,000)     (113,000)     (227,000)    (7,868,000)
                            -----------   -----------   -----------   -----------   ------------
Income(loss)before interest,
 depreciation, amortization,
 income tax and minority
 interest                     1,320,000        91,000    (2,180,000)     (227,000)      (996,000)
Interest expense               (745,000)      (42,000)                                  (787,000)
Depreciation and
 amortization expense        (1,129,000)      (20,000)            -             -     (1,149,000)
Income tax benefit                    -             -             -     1,056,000      1,056,000
Minority interest               266,000             -             -       376,000        642,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $  (288,000)  $    29,000   $(2,180,000)  $ 1,205,000   $ (1,234,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $47,222,000   $ 5,389,000   $ 8,688,000   $10,855,000   $ 72,154,000
                            ===========   ===========   ===========   ===========   ============


As of and for the
Nine months ended            Hotel        Real Estate   Investment
March 31, 2009              Operations    Operations   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------
Revenues                    $25,016,000   $   418,000   $  (793,000)  $         -  $  24,641,000
Expenses                    (21,517,000)     (171,000)     (306,000)     (662,000)   (22,656,000)
                            -----------   -----------   -----------   -----------   ------------
Income(loss)before interest,
 depreciation, amortization,
 income tax and minority
 interest                     3,499,000       247,000    (1,099,000)     (662,000)     1,985,000
Interest expense             (2,162,000)     (124,000)            -             -     (2,286,000)
Depreciation and
 amortization expense        (3,408,000)      (57,000)            -             -     (3,465,000)
Income tax benefit                    -             -             -       930,000        930,000
Minority interest               (96,000)            -             -       710,000        614,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(2,167,000)  $    66,000   $(1,099,000)  $   978,000   $ (2,222,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $44,103,000   $ 5,312,000   $ 7,082,000   $12,230,000   $ 68,727,000
                            ===========   ===========   ===========   ===========   ============


As of and for the
Nine months ended              Hotel      Real Estate   Investment
March 31, 2008              Operations    Operations   Transactions      Other         Total
                            -----------   -----------  ------------   -----------   ------------

Revenues                    $28,204,000   $   418,000   $(2,162,000)  $         -  $  26,460,000
Expenses                    (24,341,000)     (146,000)     (401,000)     (708,000)   (25,596,000)
                            -----------   -----------   -----------   -----------   ------------
Income(loss)before interest,
 depreciation, amortization,
 income tax and minority
 interest                     3,863,000       272,000    (2,563,000)     (708,000)       864,000
Interest expense             (2,150,000)     (128,000)            -             -     (2,278,000)
Depreciation and
 amortization expense        (3,379,000)      (60,000)            -             -     (3,439,000)
Income tax benefit                    -             -             -     1,605,000      1,605,000
Minority interest               801,000             -             -       556,000      1,357,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $  (865,000)  $    84,000  $ (2,563,000)  $ 1,453,000   $ (1,891,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $47,222,000   $ 5,389,000   $ 8,688,000   $10,855,000   $ 72,154,000
                            ===========   ===========   ===========   ===========   ============

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the pro rata utilization of resources. For the three months ended March 31, 2009 and 2008, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period. For the nine months ended March 31, 2009 and 2008, the Company and Portsmouth made payments to InterGroup of $108,000 for each respective period.

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership $319,000 and $1,229,000 for the nine months ended March 31, 2009 and 2008, respectively. As discussed in Note 8, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

During the three months and nine months ended March 31, 2009, the Company received management fees from Justice Investors totaling $63,000 and $160,000, respectively. These amounts were eliminated in consolidation.

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


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership ("Justice" or the "Partnership"), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Portsmouth has a 50.0% limited partnership interest in Justice and serves as the managing general partner of Justice. Evon Corporation ("Evon") serves as the other general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company.

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


Three Months Ended March 31, 2009 Compared to Three Months
Ended March 31, 2008

The Company had a net loss of $1,164,000 for the three months ended March 31, 2009 compared to a net loss of $1,234,000 for the three months ended March 31, 2008. As discussed in Note 1, the Company stopped recording a minority interest benefit in Justice Investors beginning the quarter ended December 31, 2008 resulting in the recording of an additional $571,000 included in the net loss. During the three months ended March 31, 2009, operating income from hotel operations decreased to $759,000 from $1,320,000 during the three months ended March 31, 2008. During the same period, the net loss on marketable securities decreased to $155,000 for the three months ended March 31, 2009 from $1,539,000 for the three months ended March 31, 2008.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2009 and 2008.


For the three months ended March 31,                            2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 5,251,000    $  6,737,000
 Food and beverage                                            1,106,000       1,451,000
 Garage                                                         571,000         393,000
 Other                                                          145,000         218,000
                                                             ----------      ----------
  Total hotel revenues                                        7,073,000       8,799,000
                                                             ----------      ----------
Operating expenses, excluding interest, depreciation and
 amortization                                                (6,314,000)     (7,479,000)
                                                             ----------      ----------
Operating income                                                759,000       1,320,000

Interest expense                                               (719,000)       (745,000)
Depreciation and amortization expense                        (1,141,000)     (1,129,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,101,000)    $  (554,000)
                                                             ==========      ==========

For the three months ended March 31, 2009, the Hotel generated operating income of approximately $759,000 before interest, depreciation and amortization, on operating revenues of approximately $7,073,000 compared to operating income of approximately $1,320,000 before interest, depreciation and amortization, on operating revenues of approximately $8,799,000 for the three months ended March

31, 2008. The decrease in Hotel operating income is primarily attributable to the decrease in room and food and beverage revenues in the current period, partially offset by a decrease in operating expenses as part of management's efforts to reduce operating costs and to achieve greater efficiencies, and an increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

Room revenues decreased by $1,486,000 for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 and food and beverage revenues decreased by $345,000 for the same period. The decrease in room revenues was primarily attributable to a significant decline in average daily room rates as hotels in the San Francisco market have slashed room rates in an effort to maintain occupancy levels in a very competitive market due to current economic conditions. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies cut back on business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended March 31, 2009 and 2008.

Three Months Ended         Average           Average
     March 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $135              80%              $107
      2008                   $176              77%              $136

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. The Hotel's average daily room rate was approximately $41 lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by three percent (3%) over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

Management has also continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. The Hotel's management company has added support to those efforts by agreeing to reduce its management fees by fifty percent for the 2009 calendar year. As a result, we have seen further reductions in operating costs of the Hotel for the three months ended March 31, 2009 despite maintaining higher occupancy levels. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience. One significant step was to move lunch and dinner services from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel. That initiative appears to be working as the Hotel generated its first quarterly operating profit from its food and beverage operations in the three months ended March 31, 2009.

The Company a net loss on marketable securities of $155,000 for the three months ended March 31, 2009 compared to a net loss on marketable securities of $1,539,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, the Company had a net realized gain of $80,000 and a net unrealized loss of $235,000. For the three months ended March 31, 2008, the Company had a net realized gain of $807,000 and a net unrealized loss of

$2,346,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2009, the Company had net other investments of $3,927,000. During the three months ended March 31, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $438,000 and $550,000, respectively.

Margin interest and trading expenses decreased to $88,000 for the three months ended March 31, 2009 from $113,000 for the three months ended March 31, 2008 primarily as the result of the decrease in margin interest expense related to the decrease in the use of margin.

As discussed in Note 1, during the three months March 31, 2009, the Company did not record a minority interest benefit of $571,000 related to the loss from hotel operations. In the comparable quarter ended March 31, 2008, the Company recorded a minority interest benefit of $266,000.

The provision for income tax benefit decreased to $409,000 for the three months ended March 31, 2009 from $1,056,000 for the three months end March 31, 2008 as the result of the lower pre-tax loss incurred during the three months ended March 31, 2009. Additionally, as noted above and in Note 1, the Company did not record a pre-tax minority interest benefit for the three months ended March 31, 2009. As the result the effective tax rate during the three months ended March 31, 2009 is lower compared to the three months ended March 31, 2008.


Nine months ended March 31, 2009 Compared to Nine Months
Ended March 31, 2008

The Company had a net loss of $2,222,000 for the nine months ended March 31, 2009 compared to net loss of $1,891,000 for the nine months ended March 31, 2008. As discussed in Note 1, the Company stopped recording a minority interest benefit in Justice Investors beginning the quarter ended March 31, 2009 resulting in the recording of a additional $1,179,000 included in the net loss. During the nine months ended March 31, 2009, operating income from hotel operations increased to $4,183,000 from $3,863,000 during the nine months ended March 31, 2008. During the same period, the Company had a net gain on marketable securities of $55,000 compared to a net loss on marketable securities of $1,625,000 for the nine months ended March 31, 2009. The Company also recorded impairment losses on other investments of $965,000 for the nine months ended March 31, 2009 compared to impairment losses of $640,000 for the nine months ended March 31, 2008.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2009 and 2008.


For the Nine months ended March 31,                             2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $19,451,000    $ 21,961,000
 Food and beverage                                            3,633,000       4,399,000
 Garage                                                       1,541,000       1,229,000
 Other operating departments                                    391,000         615,000
                                                             ----------      ----------
  Total hotel revenues                                       25,016,000      28,204,000
                                                             ----------      ----------
Operating expenses, excluding loss on termination of garage
 lease, interest expense, depreciation and amortization     (20,833,000)    (24,341,000)
                                                             ----------      ----------
Operating income                                              4,183,000       3,863,000

Loss on termination of garage lease                            (684,000)              -
Interest expense                                             (2,162,000)     (2,150,000)
Depreciation and amortization expense                        (3,408,000)     (3,379,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(2,071,000)    $(1,666,000)
                                                             ==========      ==========

For the nine months ended March 31, 2009, the Hotel generated operating income of approximately $4,183,000, before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $25,016,000 compared to operating income of approximately $3,863,000 before interest, depreciation and amortization, on operating revenues of approximately $28,204,000 for the nine months ended March 31, 2008. Despite a significant decrease in operating revenues of approximately $3,188,000, the Hotel was able to increase its operating income by approximately $320,000 over the comparable period primarily due to a significant decrease in operating expenses of approximately $3,508,000 and an increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

Room revenues decreased by $2,510,000 for the nine months ended March 31, 2009 when compared to the nine months ended March 31, 2008 and food and beverage revenues decreased by $766,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market began to reduce room rates beginning in October 2008 in an effort to maintain occupancy levels in an increasingly more competitive market as economic conditions continued to deteriorate. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies cut back on business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the nine months ended March 31, 2009 and 2008.

Nine Months Ended          Average           Average
    March 31,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $163              80%              $130
      2008                   $174              84%              $147

The full impact of the downturn in the domestic and international economies and markets began to be felt by the operations of the Hotel in September 2008 and it is expected to continue at least through fiscal 2009. As a result, the average daily room rate declined by approximately $11 and occupancy declined by approximately 4% for the nine months ended March 31, 2009. As a result, RevPar was also down approximately $17 from the comparable period.

Facing difficult economic conditions and a decline in business, group and leisure travel, both domestic and international, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. The Hotel's management company has added support to those efforts by agreeing to reduce its management fees by fifty percent for the 2009 calendar year. As a result, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the nine months ended March 31, 2009. Management has also increased its sales and marketing efforts in what has become an even more competitive hotel market in San Francisco. Management has also continued to explore new and innovative ways to improve operations and enhance the guest experience. One significant step was to move lunch and dinner services from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel. That initiative appears to be working as the Hotel generated its first quarterly operating profit from its food and beverage operations in the three months ended March 31, 2009.

The Company had net gains on marketable securities of $55,000 for the nine months ended March 31, 2009 compared to a net loss on marketable securities of $1,625,000 for the nine months ended March 31, 2008. For the nine months ended March 31, 2008, the Company had a net realized loss of $230,000 and a net unrealized gain of $285,000. For the nine months ended March 31, 2008, the Company had a net realized gain of $854,000 and a net unrealized loss of $2,479,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2009, the Company had net other investments of $3,927,000. During the nine months ended March 31, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $965,000 and $640,000, respectively.

Margin interest and trading expenses decreased to $306,000 for the nine months ended March 31, 2009 from $401,000 for the nine months ended March 31, 2008 primarily as the result of the decrease in margin interest expense related to the decrease in the use of margin.

Minority interest related to Justice Investors changed to an expense of $96,000 for the nine months ended March 31, 2009 from a benefit of $801,000 for the nine months ended March 31, 2008. As discussed in Note 1, the Company did not record a minority interest benefit of $1,179,000 related to the loss from hotel operations. The $96,000 minority interest expense was recorded during the three months ended September 30, 2008. During the nine months ended March 31, 2008, the Company recorded a minority interest benefit of $801,000.

The provision for income tax benefit decreased to $930,000 for the nine months ended March 31, 2009 from $1,605,000 for the nine months end March 31, 2008. As noted above and in Note 1, the Company did not record a pre-tax minority interest benefit for the last two quarters ended December 31, 2008 and March 31, 2009 totaling $1,179,000. As the result the effective tax rate during the nine months ended March 31, 2009 is lower compared to the nine months ended March 31, 2008.

Minority interest related to Portsmouth and Woodland Village increased to $710,000 for the nine months ended March 31, 2009 from $556,000 for the nine months ended March 31, 2008 primarily due to the higher loss incurred by Portsmouth during the nine months ended March 31, 2009.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 32 different equity positions. The portfolio contains three equity securities that are more than 5% of the equity value of the portfolio, with the largest being 50.8% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2009 and June 30, 2008, the Company had investments in marketable equity securities of $3,155,000 and $4,328,000, respectively. The following tables show the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2009 and June 30, 2008.


As of March 31, 2009:
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Dairy products                      $ 1,602,000               50.8%
   Industrial                              377,000               12.0%
   Financial services and REITs            343,000               10.9%
   Consumer cyclical                       251,000                8.0%
   Healthcare                              239,000                7.6%
   Basic materials and utilities           212,000                6.7%
   Other                                   131,000                4.0%
                                       ------------           ----------
                                       $ 3,155,000              100.0%
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

For the three months ended March 31,             2009              2008
                                              ----------       -----------
Net loss on marketable securities            $  (155,000)     $ (1,539,000)
Impairment loss on other investments            (438,000)         (550,000)
Dividend and interest income                      50,000            22,000
Margin interest expense                           (4,000)          (23,000)
Trading and management expenses                  (84,000)          (90,000)
                                              ----------        ----------
                                             $  (631,000)     $ (2,180,000)
                                              ==========        ==========

For the nine months ended March 31,              2009              2008
                                              ----------       -----------
Net gain(loss) on marketable securities      $    55,000      $ (1,625,000)
Impairment loss on other investments            (965,000)         (640,000)
Dividend and interest income                     117,000           103,000
Margin interest expense                          (26,000)         (117,000)
Trading and management expenses                 (280,000)         (284,000)
                                              ----------        ----------
                                             $(1,099,000)     $ (2,563,000)
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

The Hotel started to generate cash flows from its operations in June 2006.
For the nine months ended March 31, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. For the nine months ended March 31, 2008, Justice paid a total of $1,000,000 in limited partnership distributions, of which the Company received $500,000. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors, including establishment of reasonable reserves for debt payments and operating contingencies. Due to the impact that the significant downturn in domestic and international economies has had on the operating results of the Hotel in fiscal 2009, and no further distributions are anticipated this fiscal year.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of March 31, 2009 the Prudential Loan balance was approximately $28,368,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of March 31, 2009, the Second Prudential Loan balance was approximately $18,574,000.

On December 12, 2008, Justice obtained a modification and extension of it unsecured revolving line of credit facility from United California Bank ("UCB") which was to mature on February 2, 2009. The modification extends the term of the credit facility to February 2, 2010, but reduced the limit of funds available to the Partnership for short term capital for the Hotel's business operations from $3,000,000 to $2,500,000. The annual interest rate was initially to be based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate plus 1.0%, or the LIBOR Rate plus 3.5%, with an interest rate floor of 5% per annum.

As of December 31, 2008, Justice was not in compliance with a financial covenant pertaining to the line of credit. The non-compliance resulted from the one-time, non-recurring loss of $684,000 on the termination of the garage lease and related professional fees. In February 2009, Justice obtained a waiver of non-compliance from the bank regarding that covenant conditioned upon a modification of the terms of the credit facility. Pursuant to that modification, the annual interest rate is now based on the Wall Street Journal

Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of March 31, 2009, there was a balance of $1,700,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of March 31, 2009 plus 3%).

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

Santa Fe did not repurchase any of its own securities during the third quarter of its fiscal year ending June 30, 2009 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe's common stock made by The InterGroup Corporation, for its own account, during the third quarter of fiscal 2009. InterGroup can be considered an affiliated purchaser.


              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly     Yet Be Purchased
 2009         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Jan. 1-          -               -                -                      N/A
Jan. 31)
--------------------------------------------------------------------------------------
Month #2
(Feb. 1-      1,767           $7.32                -                      N/A
Feb. 28)
--------------------------------------------------------------------------------------
Month #3
(Mar. 1-          -               -                -                      N/A
Mar. 31)
--------------------------------------------------------------------------------------
Total         1,767           $7.32                -                      N/A
--------------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

The Fiscal 2008 Annual Meeting of the Shareholders of the Company was held on February 19, 2009 at the Hilton San Francisco Financial District, 750 Kearny Street, San Francisco, California. At that meeting, all of management's nominees: John V. Winfield, John C. Love and William J. Nance, were elected as Directors of the Company to serve until the next Annual Meeting. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2009. A tabulation of the vote follows:


Proposal (1) - Directors:              Votes For       Withheld
                                       ---------       --------
   John V. Winfield                    1,134,746         6,810
   John C. Love                        1,140,099         1,457
   William J. Nance                    1,140,756           800

Proposal (2) - Accountants:            Votes For       Against    Abstained
                                       ---------       -------    ---------
   Burr, Pilger & Mayer LLP            1,140,006         500        1,050


Item 6.  Exhibits.

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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: May 8, 2009                         by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 8, 2009                         by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: May 8, 2009                         by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Financial Officer