Form 10-K
period 2009-06-30
SANTA FE FINANCIAL CORP
filed 2009-10-13
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------
                               FORM 10-K

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2009

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission File Number 0-6877

                         SANTA FE FINANCIAL CORPORATION
                         ------------------------------
                (Exact name of registrant as specified in its charter)

             Nevada                                   95-2452529
    ------------------------------                    ----------
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)


10940 Wilshire Blvd., Suite 2150, Los Angeles, California       90024
---------------------------------------------------------     --------
      (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (310) 889-2500

     Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.10 par value
                       ----------------------------
                            (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                             [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

   Large accelerated filer  [ ]                 Accelerated filer [ ]

   Non-accelerated filer    [ ]                 Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)  [ ] Yes   [X] No

The aggregate market value of the Common Stock, $.10 Par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2008 (the last business day of registrant's most recently completed second fiscal quarter) was $3,063,183.

The number of shares outstanding of registrant's Common Stock, as of September 25, 2009, was 1,241,810.


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                              EXPLANATORY NOTE

The Consolidated Financial Statements of Santa Fe Financial Corporation ("Santa Fe or the "Company") at and for the fiscal year ended June 30, 2008, and related financial information, have been restated to correct errors in the accounting for the minority interest in a consolidated limited partnership, Justice Investors, and the attribution of partnership losses related to Justice as discussed in Note 3 of the Consolidated Financial Statements included in
Part II, Item 8 of this Annual Report. Restated balances have been identified with the notation "restated" where appropriate and the terms "as previously reported" will be used to refer to balances from the fiscal 2008 consolidated financial statements prior to the restatement for the correction of errors.

We are filing this comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2009 with expanded financial and other disclosures in lieu of filing a separate amended Annual report on Form 10-KSB for the fiscal year ended June 30, 2008, and separate amended Quarterly Reports on Form 10-QSB for the periods ended September 30, 2007, December 31, 2007 and March 31, 2008 as well as Quarterly Reports on Form 10-Q for the periods ended September 30, 2008, December 31, 2008 and March 31, 2009. This comprehensive report is being filed to facilitate the dissemination of current financial and other information to investors. The Company does not intend to file a separate amended Annual Report on Form 10-KSB for the year ended June 30, 2008, or amended Quarterly Reports on Form 10-QSB for the periods ended September 30, 2007, December 31, 2007 and March 31, 2008, or Quarterly Reports on Form 10-Q for the periods ended September 30, 2008, December 31, 2008 and March 31, 2009, to reflect restated financial information. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

                           TABLE OF CONTENTS

                                PART I                                 PAGE
                                ------                                 ----
Item 1.     Business.                                                     6

Item 1A.    Risk Factors.                                                13

Item 1B.    Unresolved Staff Comments.                                   13

Item 2.     Properties.                                                  13

Item 3.     Legal Proceedings.                                           15

Item 4.     Submission of Matters to a Vote of Security Holders.         15

                                PART II
                                -------

Item 5.     Market for Registrant's Common Equity, Related Stockholder   16
             Matters and Issuer Purchases of Equity Securities.

Item 6.     Selected Financial Data.                                     17

Item 7.     Management's Discussion and Analysis of Financial            18
             Condition and Results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.  26

Item 8.     Financial Statements and Supplementary Data.                 26

Item 9.     Changes in and Disagreements With Accountants on             60
             Accounting and Financial Disclosure.

Item 9A(T). Controls and Procedures.                                     60

Item 9B.    Other Information.                                           61

                                PART III
                                --------

Item 10.    Directors, Executive Officers and Corporate Governance.      62

Item 11.    Executive Compensation.                                      64

Item 12.    Security Ownership of Certain Beneficial Owners and          67
             Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and          69
             Director Independence.

Item 14.    Principal Accounting Fees and Services.                      71

                                PART IV
                                -------

Item 15.    Exhibits, Financial Statement Schedules.                     72

SIGNATURES                                                               74

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-Q and 8-K, Annual Reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward looking statement. Consequently, no forward looking statement can be guaranteed and our actual future results may differ materially.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

    * risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

    * risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

    * the availability and terms of financing and capital and the general volatility of securities markets;

    * changes in the competitive environment in the hotel industry;

    * risks related to natural disasters;

    * litigation; and

    * other risk factors discussed below in this Report.

We caution you not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects on our Forms 10-K, 10-Q, and 8-K reports to the Securities and Exchange Commission.

                                PART I

Item 1.  Business.

GENERAL

Santa Fe Financial Corporation ("Santa Fe" or the "Company" and may also be referred to as "we" "us" or "our" in this report) was incorporated under the name of Tri Financial Corporation in the State of Nevada on July 25, 1967 as a wholly owned subsidiary of Crateo, Inc, a public company. On October 31, 1969, Crateo issued a one-for-one stock dividend of all of its shares of Tri Financial to its common shareholders. On September 17, 1970, the name of the Corporation was changed to Santa Fe Financial Corporation.

As of June 30, 2009, approximately 76% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation ("InterGroup"), a public company (NASDAQ: INTG). As of June 30, 2009, Santa Fe owned approximately 68.8% of the common stock of Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

The Company's principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth. Portsmouth's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. The financial statements of Justice are consolidated with those of the Company. See
Note 2 to the Consolidated Financial Statements.

The other general partner, Evon Corporation ("Evon"), served as the managing general partner of Justice until December 1, 2008. As discussed below, the Limited Partnership Agreement was amended, effective December 1, 2008, to provide for a change in the respective roles of the general partners. Pursuant to that amendment, Portsmouth became the Managing General Partner of Justice while Evon assumed the role of Co-General Partner of Justice.

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2009, there were 116 limited partners in Justice, including Portsmouth and Evon.

Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor") in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004. With the termination of the Hotel lease, Justice assumed the role of an owner/operator with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel.

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

The Company derives rental income from two multi-family, residential rental properties located in the Los Angeles area. The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company may borrow funds to leverage its investment capital. The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property's projected cash flows to support the operations and debt service.

The Company also derives income from the investment of its cash and investment securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's marketable securities and other investments.

BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon's contract with Ace Parking Management, Inc. ("Ace Parking") for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. See Note 12 to the Consolidated Financial Statements.

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the "Amendment") that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of Managing General Partner and Evon continued on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests if the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

On December 10, 2004, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Franchise Agreement") for the right to operate the Hotel as a Hilton brand hotel. The term of the Franchise Agreement is for 15 years commencing on the opening date of the Hotel, January 12, 2006, with an option to extend that Agreement for another five years, subject to certain conditions.

Pursuant to the Franchise Agreement, the Partnership pays monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month; the third year will be four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent (4%) of the Hotel's gross room revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Partnership also pays a monthly information technology recapture charge of 0.75% of the Hotel's gross revenue. In this difficult environment, Hilton agreed to reduce its information technology fees to 0.50% for the 2009 calendar year.

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

The total cost of the construction-renovation project of the Hotel was approximately $37,030,000, which includes approximately $630,000 in interest costs incurred during the construction phase that were capitalized. To meet those substantial financial commitments, and the costs of operations during the renovation period and for the first five months when the Hotel ramped up its operations, the Partnership has relied on additional borrowings to meet its obligations. As discussed in Item 2. Properties, the Partnership was able to secure adequate financing, collateralized by the Hotel, to meet those commitments.

HOTEL MANAGEMENT COMPANY AGREEMENTS

In February 2007, the Partnership entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the years ended June 30, 2009 and 2008. In support of the Partnership's efforts to reduce costs in this difficult economic environment , Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2009, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2009 and 2008 were $398,000 and $571,000, respectively.

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

GARAGE LEASE AND OPERATIONS

Until September 30, 2008, the garage portion of the Hotel property was leased by the Partnership to Evon. That lease provided for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $20,000 per month. That lease was to expire in November 2010. The garage lessee, Evon, was responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ace Parking pursuant to a parking facility management agreement. As discussed above, effective October 1, 2008, the Partnership purchased all of Evon's right title and interest in the remaining term of its lease and other related assets and assumed Evon's contract with Ace Parking as well as other liabilities associated with the operation of the garage. The Ace Parking agreement runs until October 31, 2010, with a option to renew for another five-year term. Pursuant to that agreement, the Partnership will pay to Ace Parking a management of $2,000 per month, an accounting fee equal to $250 per month, plus three percent (3%) of annual net profits in excess of $150,000.

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

COMPENSATION OF GENERAL PARTNERS

Effective May 31, 2004, and as amended on February 23, 2006, Justice entered into a general partner compensation agreement with its two general partners, Evon and Portsmouth, to compensate them for their services to the Partnership. As discussed above, that compensation agreement was terminated and superseded by the new Compensation Agreement, effective December 1, 2008.

The prior compensation agreement provided that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $262,000, adjusted for inflation. From the minimum annual base compensation, 80% was paid to Evon for its services as the managing general partner and 20% was paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum was payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that could be earned by the general partners was 1.5% of $40,000,000 of gross revenues. The prior compensation agreement also provided for incentive compensation to the general partners in a sum equal to 5.0% of the annual net operating income of Justice, that is in excess of $7,000,000, payable in equal amounts to Evon and Portsmouth.

During the years ended June 30, 2009 and 2008, the general partners were paid approximately $425,000 and $517,000, respectively, under the applicable compensation agreements. Of those amounts, approximately $222,000 and $180,000 was paid to Portsmouth for fiscal 2009 and 2008, respectively. No incentive compensation was earned during the years ended June 30, 2009 and 2008.

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

The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general. After being closed for more than seven months for a substantial renovation project in fiscal year 2006, it has taken some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 35 years. The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate ("ADR") and room revenue per available room ("RevPar") and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition.

The Hotel's target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced a significant decrease in higher rated corporate and business travel during the last year as many companies have severely cut their travel and entertainment budgets in response to economic conditions. As a result, there is added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods.

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

   * terrorism, terrorism alerts and warnings, wars and other military actions, SARS, swine flu, pandemic or other medical events or warnings which may result in decreases in business and leisure travel; and

   * adverse effects of down turns and recessionary conditions in international, national and/or local economies and market conditions.


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

EMPLOYEES

As of June 30, 2009, Santa Fe had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their employee relationships are satisfactory. Most of the non-management employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). In September 2007, a new contract was reached with Local 2 that expired on August 14, 2009. While Local 2 has sent a statutory letter to the Hotel to open negotiations, no talks between the Hotel and union representatives have commenced to date.

The Hotel has two other labor agreements. A new contract with Stationary Engineers, Local 39 was reached on July 31, 2009 with an effective date retroactive to January 12, 2009 and an expiration date of January 11, 2011. A contract with Teamsters Local 856 expired on December 31, 2008. While Local 856 also sent a statutory letter to the Hotel to open negotiations, no talks between the Hotel and union representatives have commenced to date. At this time, no disruptions to the operations of the Hotel are expected resulting from the two expired and unresolved union contracts.


ADDITIONAL INFORMATION

The Company files annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission ("SEC" or the "Commission"). The public may read and copy any materials that we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found on our parent company's website www.intergroupcorporation.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.


Item 1A. Risk Factors.

Not required for smaller reporting companies.


Item 1B. Unresolved Staff Comments.

The Company has one pending comment from the Staff of the Division of Corporation Finance regarding the accounting for the minority interest of Justice and the attribution of partnership losses. We believe that the restated financial information set forth in this report, and in particular Note 3 to the Consolidated Financial Statements, adequately addresses and should resolve that comment. However, the Staff reserves the right to make further comments to the Company's filings.


Item 2.  Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to allocate approximately 4% of gross annual Hotel revenues each year for future capital requirements. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $28,242,000 as of June 30, 2009.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,515,000 as of June 30, 2009.

Justice also has a $2,500,000 unsecured revolving line of credit facility from United California Bank ("UCB") that can be used for short term business requirements. The line of credit matures on February 2, 2010 and borrowings bear interest at an annual interest rate based on the Wall Street Journal
Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of June 30, 2009, there was a balance of $1,811,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of June 30, 2009, plus 3%). The Partnership was not incompliance with the financial covenants as of June 30, 2009, but received a waiver of such non-compliance from the bank on September 16, 2009.


LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2009, real estate property taxes were approximately $56,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. As of June 30, 2009, the outstanding mortgage balance was $1,717,000. The mortgage carries a fixed interest rate of 7.73% and matures in October 2029.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2009, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $415,000 at June 30, 2009 and the maturity date of the mortgage is January 2032 and is collateralized by the property. The interest rate is variable and was 6.45% at June 30, 2009.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage both of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century

West is for a term of twelve months ending on July 31, 2006 and will continue thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident mangers. For the years ended June 30, 2009 and 2008, management fees were $23,000 for each respective period.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2009, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 70% and 100%, respectively. The physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2009 for Woodland Village and Acanto was 98% and 100%, respectively.

In the opinion of management, both rental properties are adequately covered by insurance.


LAND HELD FOR DEVELOPMENT

On August 29, 2007, the Board of Directors of Portsmouth authorized an investment of $973,000 for Portsmouth to acquire a 50% equity interest in Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in a related party transaction. Uluniu was a 100% owned subsidiary of The InterGroup Corporation ("InterGroup"). Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. The Company's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. The fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it more advantageous to sell the entitled property or to commence with construction.


Item 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings requiring disclosure.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                               Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Santa Fe's common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol: SFEF.OB The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Santa Fe's common stock for each full quarterly period for the years ended June 30, 2009 and 2008. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


Fiscal 2009                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $13.71         $13.50
Second Quarter (10/1 to 12/31)         $24.00         $ 8.00
Third Quarter (1/1 to 3/31)            $12.35         $ 6.60
Fourth Quarter (4/1 to 6/30)           $10.05         $ 7.60


Fiscal 2008                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $20.00         $18.00
Second Quarter (10/1 to 12/31)         $20.00         $15.60
Third Quarter (1/1 to 3/31)            $20.96         $15.55
Fourth Quarter (4/1 to 6/30)           $15.55         $ 8.30


As of September 10, 2009, the number of holders of record of the Company's Common Stock was approximately 260. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. Including beneficial holders, there are approximately 400 shareholders of the Company's Common Stock.


Dividends

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends on its Common Stock in the immediate future. Instead, it is the intent of the Company to deploy its capital in a manner to increase its operating and investment activities.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Santa Fe has no securities authorized for issuance under equity compensation plans.

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2009 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe's common stock made by The InterGroup Corporation, for its own account, during the last quarter of fiscal 2009. InterGroup can be considered an affiliated purchaser.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly     Yet Be Purchased
 2009         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-         -               -                 -                      N/A
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-           -               -                 -                      N/A
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-        200          $10.05                 -                      N/A
June 30)
--------------------------------------------------------------------------------------
Total           200          $10.05                 -                      N/A
--------------------------------------------------------------------------------------

Item 6. Selected financial Data.

Not required for smaller reporting companies.

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

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets and assumed the contract with Ace Parking for the operations of the garage. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

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


Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

As discussed in Note 3 to the Consolidated Financial Statements, the Company has restated its consolidated financial statements for the fiscal year ended June 30, 2008. The consolidated statements of operations were restated to give effect to an accounting treatment that requires the Company to take 100% of the losses of Justice, rather than just the portion attributable to Portsmouth's 50% limited partnership interest, due to the fact that there was accumulated deficit in partners' equity at Justice. The restatements do not have an impact on the previously reported revenues, operating expenses, income from operations, other income (expense) or income tax provisions.

The Company had a net loss of $1,303,000 for the year ended June 30, 2009 compared to a net loss of $2,825,000 for the year ended June 30, 2008. The decrease in the net loss is primarily attributable to the net gain on marketable securities of $2,695,000 in fiscal 2009 compared to a net loss of $1,473,000 in fiscal 2008, partially offset by an increase in the loss from Hotel operations.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2009 and 2008.


For the years ended June 30,                                    2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                               $ 25,237,000     $29,426,000
 Food and beverage                                            4,911,000       6,017,000
 Garage                                                       2,104,000       1,602,000
 Other operating departments                                    569,000         733,000
                                                             ----------      ----------
  Total hotel revenues                                       32,821,000      37,778,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                          (28,015,000)    (31,870,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 4,806,000       5,908,000

Interest expense                                             (2,873,000)     (2,858,000)
Depreciation and amortization expense                        (4,554,000)     (4,560,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(2,621,000)    $(1,510,000)
                                                             ==========      ==========

For the fiscal year ended June 30, 2009, the Hotel generated operating income of approximately $4,806,000 before interest, depreciation and amortization, on operating revenues of approximately $32,821,000 compared to operating income of approximately $5,908,000 before interest, depreciation and amortization, on operating revenues of approximately $37,778,000 for the fiscal year ended June 30, 2008. Despite a significant decrease in total operating revenues of approximately $4,957,000, Hotel operating income declined by only $1,102,000, of which $684,000 was attributable to a one-time loss on the termination of the garage lease which is included in operating expenses. The Hotel was able to achieve those results in a very difficult economic environment primarily due to a significant reduction in operating expenses of approximately $3,855,000 from fiscal 2008 and an increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

Room revenues decreased by approximately $4,189,000 for the fiscal year ended June 30, 2009 when compared to the fiscal year ended June 30, 2008 and food and beverage revenues decreased by approximately $1,106,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market began to reduce room rates beginning in October 2008 in an effort to maintain occupancy levels in an increasingly more competitive market as economic conditions continued to deteriorate. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies dramatically cut back on business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the fiscal years ended June 30, 2009 and 2008.

Fiscal Year Ended          Average           Average
     June 30,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $157              81%              $127
      2008                   $176              84%              $148

The full impact of the downturn in the domestic and international economies and markets began to be felt by the operations of the Hotel in September 2008 and that downturn is expected to continue at least through calendar 2009 with a modest improvement in the latter part of calendar 2010. The lodging industry was particularly hard hit by a steep decline in room rates resulting from the sharp deterioration in the higher rated business travel segment forcing hotels to support occupancy with lower rated Internet and discount business. As a result, the Hotel's RevPar decline of approximately $21 in fiscal 2009 was primarily attributable to a decline in average daily room rates of approximately $19, while occupancy declined by a modest 3%.

Facing difficult economic conditions and a decline in business, group and leisure travel, both domestic and international, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. One significant step was to move lunch and dinner services from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel. That initiative appears to be working as the Hotel reduced the operating losses from its food and beverage operations to approximately $132,000 in fiscal 2009 from approximately $214,000 in fiscal 2008. We have also initiated numerous energy saving programs that have resulted in additional cost savings. The Hotel's management company has added further support to those efforts by agreeing to reduce its management fees by fifty percent for the 2009 calendar year. As a result, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the fiscal year ended June 30, 2009. Management will continue to explore new and innovative ways to improve operations and enhance the guest experience.

Operating income from real estate operations decreased to $268,000 for the year ended June 30, 2009 from $283,000 for the year ended June 30, 2008 due to the increase in operating expenses to $292,000 from $276,000. Although the Company was operating in a tougher economic environment, the Company's real estate operations remained relatively consistent with comparable prior year period. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

General and administrative expenses decreased to $903,000 for the year ended June 30, 2009 from $1,045,000 for the year ended June 30, 2008 primarily as the result of the decrease in accounting related fees.

The Company had a net gain on marketable securities of $2,695,000 for the year ended June 30, 2009 as compared to a net loss on marketable securities of $1,473,000 for the year ended June 30, 2008. For the year ended June 30, 2009, the Company had a net realized loss of $280,000 and a net unrealized gain of $2,975,000. For the year ended June 30, 2008, the Company had a net realized gain of $1,356,000 and a net unrealized loss of $2,829,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of June 30, 2009 and 2008, the Company had net other investments of $4,077,000 and

$4,239,000, respectively. During the years ended June 30, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $965,000 and $640,000, respectively.

Margin interest and trading expenses decreased to $417,000 for the year ended June 30, 2009 from $511,000 for the year ended June 30, 2008. The decrease is primarily due to the decrease in margin interest expense to $54,000 for the year ended June 30, 2009 from $127,000 for the year ended June 30, 2008. The decrease is the result of the maintenance of lower margin balances.

Minority interest related to Portsmouth and Woodland Village decreased to $466,000 for the year ended June 30, 2009 from $807,000 for the year ended June 30, 2008 primarily as the result of the lower net loss incurred at Portsmouth.

For income tax purposes, the Company can only record a tax benefit pertaining 50% of losses of Justice representing its ownership interest as opposed to the 100% of the losses of Justice that is required to be recognized under Generally Accepted Accounting Principles (GAAP). During the year ended June 30, 2009, the provision for income tax benefit decreased to $189,000 from $1,296,000 for
the year ended June 30, 2008.   The effective tax rate is significantly lower
for the year ended June 30, 2009 as compared to the year ended June 30, 2008, primarily due to the percentage change in the loss from Justice compared to the Company's consolidated pre-tax income or loss.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2009 and 2008, the Company had investments in marketable equity securities of $8,706,000 and $4,328,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as:

   June 30, 2009                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Dairy products                      $  3,728,000               42.8%
   REITs and financial                    2,371,000               27.2%
   Basic materials and energy               830,000                9.5%
   Electronic traded funds(ETFs)            779,000                8.9%
   Services                                 318,000                3.7%
   Other                                    680,000                7.9%
                                         ----------              ------
                                       $  8,706,000              100.0%
                                         ==========              ======

   June 30, 2008                                              % of Total
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
                                         ==========              ======

The Company's investment portfolio is diversified with 62 different equity positions. The portfolio contains two individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 42.8% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,                     2009              2008
                                            -------------     -------------

Net gain(loss) on marketable securities      $ 2,695,000      $ (1,473,000)
Impairment loss on other investments            (965,000)         (640,000)
Dividend and interest income                     150,000           138,000
Margin interest expense                          (54,000)         (127,000)
Trading and management expenses                 (363,000)         (384,000)
                                              ----------        ----------
                                             $ 1,463,000      $ (2,486,000)
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

As of June 30, 2009 and 2008, the Company had net other investments of
$4,077,000 and $4,239,000.   During the years ended June 30, 2009 and 2008, the
Company made investments in corporate debt instruments of a public company in the basic materials sector totaling $900,000 and $790,000, respectively. As of June 30, 2009 and 2008, the Company had investments in this company, net of impairment losses, totaling $450,000 and $64,000, respectively. These amounts are included as a part of other investments, net on the consolidated balance sheets.

During the years ended June 30, 2009 and 2008, the Company received common stock issued upon conversion or as payment of interest and penalties on convertible notes in this company. Through sales of this common stock, the Company was able to recover approximately $257,000 and $451,000 of its investments during the years ended June 2009 and 2008. The sales of this common stock were recognized as realized gains in the consolidated statement of operations in the respective years. As of June 30, 2009, the Company had $230,000 of this company's common stock included in its investment in marketable securities balance of $8,706,000. As of June 30, 2009, the Company still holds notes and convertible notes of this company totaling approximately $5,223,000, before impairment adjustments which includes $3,837,000 of principal and $1,386,000 of accrued interest and penalties.

SUPLEMENTAL DISCLOSURE ON RESTATEMENTS OF INTERIM QUARTERLY
CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 3 to the Consolidated Financial Statements, the Company has also restated its interim quarterly financial information for its two most recent fiscal years ended June 30, 2009 and 2008. The consolidated statements of operations for those periods were restated to reflect an accounting treatment that required the Company to take 100% of the losses of the Partnership rather than just the portion attributable to Portsmouth's 50% limited partnership interest, due to the fact that there was accumulated deficit in partners' equity at Justice. The effects of the restatements on the previously reported consolidated balance sheets are the reduction in the minority interest asset related to Justice Investors to zero and decrease in retained earnings and minority interest related to Portsmouth. The effects of the restatements on the previously reported consolidated statements of operations are the reduction in the minority interest related to Justice Investors, pre-tax, to zero and decrease or increase in minority interest related to Portsmouth, which results in changes to previously reported net income or loss. The restatements do not have an impact on the previously reported revenues, operating expenses, income from operations, other income (expense), or income tax provisions.

The following tables summarize the restatement adjustments on the Company's previously reported consolidated statements of operations for the interim quarterly periods for the Company's two most recent completed fiscal years ended June 30, 2009 and 2008 as more fully described in Note 3.

                                                  As Previously      Restatement
                                                    Reported          Adjustment      As Restated
                                                   (Unaudited)       (Unaudited)      (Unaudited)
                                                   ------------      ------------     -----------
For the three months ended March 31, 2009
Minority interest - Justice Investors, net of tax  $         -        $      -         $         -
Minority interest - net of tax                     $   348,000        $  1,000         $   349,000
Net loss                                           $(1,164,000)       $  1,000         $(1,163,000)

For the three months ended December 31, 2008

Minority interest - Justice Investors, net of tax  $         -        $      -         $         -
Minority interest - net of tax                     $   261,000        $ (1,000)        $   260,000
Net loss                                           $  (618,000)       $ (1,000)        $  (619,000)

For the three months ended September 30, 2008

Minority interest - Justice Investors, net of tax  $   (96,000)       $ 96,000         $         -
Minority interest - net of tax                     $   101,000        $(29,000)        $    72,000
Net loss                                           $  (440,000)       $ 67,000         $  (373,000)

For the three months ended March 31, 2008

Minority interest - Justice Investors, net of tax  $   266,000        $(266,000)       $         -
Minority interest - net of tax                     $   376,000        $  83,000        $   459,000
Net loss                                           $(1,234,000)       $(183,000)       $(1,417,000)

For the three months ended December 31, 2007

Minority interest - Justice Investors, net of tax  $   257,000        $(257,000)       $         -
Minority interest - net of tax                     $   (32,000)       $  80,000        $    48,000
Net income(loss)                                   $    99,000        $(177,000)       $   (78,000)

For the three months ended September 30, 2007

Minority interest - Justice Investors, net of tax  $   278,000        $(278,000)       $         -
Minority interest - net of tax                     $   212,000        $  87,000        $   299,000
Net loss                                           $  (756,000)       $(191,000)       $  (947,000)


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

The Hotel started to generate cash flows from its operations in June 2006. For the fiscal year ended June 30, 2008, Justice paid a total of $1,450,000 in limited partnership distributions, of which the Company received $725,000.
For the fiscal year ended June 30, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. The fiscal 2009 distributions were paid in September 2008, after which the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during the second half of calendar 2010, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the year ended June 30, 2009 increased to $222,000, compared to $180,000 for the year ended June 30, 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $28,242,000 as of June 30, 2009.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately

$119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,515,000 as of June 30, 2009.

Justice also has a $2,500,000 unsecured revolving line of credit facility from United California Bank ("UCB") that can be used for short term business requirements. The line of credit matures on February 2, 2010 and borrowings bear interest at an annual interest rate based on the Wall Street Journal
Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of June 30, 2009, there was a balance of $1,810,500 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of June 30, 2009, plus 3%). The Partnership was not incompliance with the financial covenants as of June 30, 2009, but received a waiver of such non-compliance from the bank on September 16, 2009.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations with a reference to the Notes to the Consolidated Financial Statements in which the financial obligations are discussed.


                          Note
                          Ref.      Total        Year 1       Year 2       Year 3       Year 4      Year 5      Thereafter
                          ----   -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable     10    $48,889,000   $  812,000   $  859,000   $  910,000   $  963,000   $1,109,000   $44,326,000
Line of credit              9      1,811,000    1,811,000            -            -            -            -             -
Other notes payable        11        830,000      651,000      179,000            -            -            -             -
Capital leases             11        500,000      243,000      243,000       14,000            -            -             -
Operating leases           12        646,000      165,000      165,000      165,000      151,000            -             -
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $52,676,000    $3,682,000  $1,446,000   $1,089,000   $1,114,000   $1,019,000   $44,326,000


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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.


Item 8.  Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENT                          PAGE

Report of Independent Registered Public Accounting Firm             27

Consolidated Balance Sheets - June 30, 2009 and 2008 (Restated)     28

Consolidated Statements of Operations - For
  Years Ended June 30, 2009 and 2008 (Restated)                     29

Consolidated Statements of Shareholders' Equity - For
  Years Ended June 30, 2009 and 2008 (Restated)                     30

Consolidated Statements of Cash Flows - For
  Years Ended June 30, 2009 and 2008 (Restated)                     31

Notes to the Consolidated Financial Statements (Restated)           32 - 60

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
   Shareholders of Santa Fe Financial Corporation:

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation and its subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Financial Corporation and its subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company has restated its previously issued consolidated financial statements to correct the errors in accounting for minority interest.


/s/ BURR, PILGER & MAYER LLP


San Francisco, California
October 13, 2009


                                SANTA FE FINANCIAL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                                         June 30, 2009         June 30, 2008
                                                                               (As Restated
                                                                                  Note 3)
                                                          ------------          ------------
ASSETS
  Investment in hotel, net                                $ 40,290,000          $ 43,540,000
  Investment in real estate, net                             5,294,000             5,369,000
  Investment in marketable securities                        8,706,000             4,328,000
  Other investments, net                                     4,077,000             4,239,000
  Cash and cash equivalents                                    291,000               763,000
  Accounts receivable, net                                   1,271,000             1,140,000
  Other assets, net                                          1,817,000             1,893,000
  Deferred tax asset                                         3,709,000             3,517,000
                                                           -----------           -----------
Total assets                                              $ 65,455,000          $ 64,789,000
                                                           ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                  $  8,767,000          $  7,722,000
  Due to securities broker                                   2,560,000             1,440,000
  Obligations for securities sold                            1,165,000                     -
  Line of credit                                             1,811,000             1,513,000
  Mortgage notes payable - real estate                       2,132,000             2,175,000
  Mortgage notes payable - hotel                            46,757,000            47,482,000
                                                           -----------           -----------
Total liabilities                                           63,192,000            60,332,000
                                                           -----------           -----------

Minority interest                                            1,379,000             1,845,000
                                                           -----------           -----------
Commitments and contingencies

Shareholders' equity
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000               134,000
  Additional paid-in capital                                 8,808,000             8,808,000
  Accumulated deficit                                       (7,107,000)           (5,379,000)
  Treasury stock, at cost, 97,828 shares                      (951,000)             (951,000)
                                                           -----------           -----------
Total shareholders' equity                                     884,000             2,612,000
                                                           -----------           -----------
Total liabilities & shareholders' equity                  $ 65,455,000          $ 64,789,000
                                                           ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.


                       SANTA FE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended June 30,                              2009            2008
                                                                     (As Restated
                                                                         Note 3)
                                                       ----------     -----------
Revenues
 Hotel                                                $32,821,000     $37,778,000
 Real estate                                              560,000         559,000
                                                       ----------     -----------
Total revenues                                         33,381,000      38,337,000
                                                       ----------     -----------
Costs and operating expenses
 Hotel operating expenses                             (27,331,000)    (31,870,000)
 Real estate operating expenses                          (217,000)       (197,000)
 Loss on termination of garage lease                     (684,000)              -
 Depreciation and amortization expense                 (4,629,000)     (4,639,000)
 General and administrative expense                      (903,000)     (1,045,000)
                                                       ----------     -----------
Total costs and operating expenses                    (33,764,000)    (37,751,000)
                                                       ----------     -----------
Income(loss) from operations                             (383,000)        586,000
                                                       ----------     -----------

Other income (expense)
 Interest expense                                      (3,038,000)     (3,028,000)
 Net gain(loss) on marketable securities                2,695,000      (1,473,000)
 Impairment loss on other investments                    (965,000)       (640,000)
 Dividend and interest income                             150,000         138,000
 Trading and margin interest expense                     (417,000)       (511,000)
                                                       ----------     -----------
Net other expense                                      (1,575,000)     (5,514,000)
                                                       ----------     -----------
Loss before income tax and minority interest           (1,958,000)     (4,928,000)

Income tax benefit                                        189,000       1,296,000
                                                       ----------       ---------
Loss before minority interest                          (1,769,000)     (3,632,000)

Minority interest, net of tax                             466,000         807,000
                                                       ----------      ----------
Net loss                                               (1,303,000)     (2,825,000)
                                                       ==========      ==========

Basic and diluted loss per share                      $     (1.05)    $     (2.28)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.


                    SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                       Common Stock                     Retained
                   -------------------    Additional    Earnings
                                           Paid-In     (Accumulated  Treasury
                     Shares     Amount     Capital       Deficit)     Stock        Total
                   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2007
(As previously
 reported)         1,339,638  $134,000    $8,808,000  $ 1,951,000   $(951,000)  $ 9,942,000

Prior period
 Adjustment                                            (3,780,000)               (3,780,000)

                   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2007
(Restated)         1,339,638   134,000     8,808,000   (1,829,000)   (951,000)    6,162,000

Net loss                                               (2,825,000)               (2,825,000)

Distributions to
minority partners
of Justice                                               (725,000)                 (725,000)

                   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2008      1,339,638   134,000     8,808,000   (5,379,000)   (951,000)    2,612,000
(Restated)

Net loss                                               (1,303,000)               (1,303,000)

Distributions to
minority partners
of Justice                                               (425,000)                 (425,000)

                   ---------  ---------   ----------   ----------   ---------   -----------
Balance at
June 30, 2009      1,339,638  $134,000    $8,808,000  $(7,107,000)  $(951,000)  $   884,000
                   =========  ========    ==========   ==========   =========   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                           SANTA FE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended June 30,                           2009          2008
                                                                 (As Restated
                                                                    Note 3)
                                                    ----------    ----------
Cash flows from operating activities:
  Net loss                                         $(1,303,000)  $(2,825,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized (gain)loss on marketable
     securities                                     (2,975,000)    2,829,000
    Impairment loss on other investments               965,000       640,000
    Minority interest                                 (466,000)     (807,000)
    Depreciation and amortization                    4,629,000     4,639,000
    Loss on termination of garage lease                684,000             -
    Changes in operating assets and liabilities:
      Investment in marketable securities           (1,403,000)    6,536,000
      Accounts receivable                             (131,000)      (96,000)
      Other assets                                      75,000      (431,000)
      Accounts payable and other liabilities           896,000      (965,000)
      Due to securities broker                       1,120,000    (4,461,000)
      Obligations for securities sold                1,165,000    (1,056,000)
      Deferred tax asset                              (192,000)   (1,296,000)
                                                    ----------    ----------
  Net cash provided by operating activities          3,064,000     2,707,000
                                                    ----------    ----------
Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   And building improvements                        (1,303,000)   (2,812,000)
  Investment in real estate                                  -      (973,000)
  Investment in other investments                     (803,000)     (704,000)
  Restricted cash                                            -     1,500,000
                                                    ----------    ----------
  Net cash used in investing activities             (2,106,000)   (2,989,000)
                                                    ----------    ----------
Cash flows from financing activities:
  Draw from line of credit                             298,000     1,513,000
  Principal payments on mortgage notes payable        (768,000)     (724,000)
  Net (payments) proceeds on notes payable            (535,000)      130,000
  Cash distributions to minority partner              (425,000)     (725,000)
                                                    ----------    ----------
  Net cash (used in) provided by
   financing activities                             (1,430,000)      194,000
                                                    ----------    ----------
Net decrease in cash and cash equivalents             (472,000)      (88,000)

Cash and cash equivalents at beginning of year         763,000       851,000
                                                    ----------    ----------
Cash and cash equivalents at end of year           $   291,000   $   763,000
                                                    ==========    ==========
Supplemental information:

  Net income tax paid                              $     3,000   $     3,000
                                                    ==========    ==========
  Interest paid                                    $ 3,092,000   $ 3,089,000
                                                    ==========    ==========
  Note payable issued under the installment
   sale agreement                                  $   727,000             -
                                                    ==========    ==========
  Fixed assets acquired and note payable assumed
   under the installment sale agreement            $   (43,000)            -
                                                    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       SANTA FE FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Restatement

The consolidated financial statements of Santa Fe Financial Corporation ("Santa Fe" or the "Company") as of and for the fiscal year ended June 30, 2008 and the related financial information have been restated to correct certain errors in the application of generally accepted accounting principles ("GAAP"). The nature of the corrections and the related effects on the Company's previously issued consolidated financial statements are described in Note 3. "Restatement of Consolidated Financial Statements". Restated balances have been identified with the notation "restated" where appropriate. Throughout these notes, the term "as previously reported" will be used to refer to balances from the 2008 consolidated financial statements as reported prior to the restatement for the correction of these errors. As set forth in Note 3, the Company has also presented tables showing the impact of the restatement adjustments on the Company's previously issued consolidated balance sheets and consolidated statements of operations for each of the interim periods of the Company's last two fiscal years ended June 30, 2009 and 2008.

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

The Company's primary business is conducted through Portsmouth's general and limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company, effective the fiscal year beginning July 1, 2006.

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, now known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform the day-to-day management functions of the Hotel.

Justice leased the parking garage to Evon through September 30, 2008.
Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right, title, and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking Management, Inc. ("Ace Parking") for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The Partnership also leases a day spa on the lobby level to Tru Spa.

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership's renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006 and net income is expected to improve in the future, especially since depreciation and amortization expenses attributable to the renovation will decrease substantially. Despite the significant downturn in the economy, management believes that the revenues expected to be generated from the Hotel, garage and the Partnership's leases will be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

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

Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of its remaining estimated useful life or life of the asset.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its investment in Hotel for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the asset, the asset is written down to its estimated fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses on the investment in Hotel have been recorded for the years ended June 30, 2009 and 2008.

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

In accordance with SFAS No. 144, the Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2009 and 2008.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and
(iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 2009 and 2008, the Company recorded impairment losses related to other investments of $965,000 and $640,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value.

Accounts Receivable, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management's assessment of the collectability of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets, Net

Other assets include inventory, prepaid expenses, loan fees, license fees and franchise fees. Loan fees are stated at cost and amortized over the term of the loan using the straight-line method which approximates the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement of 15 years.

Minority Interest

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's consolidated balance sheets and consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries.

The minority interest in subsidiaries is reported under the liability section in the consolidated balance sheets as of June 30, 2009 and 2008.

Income Taxes

The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Deferred tax expense is the result of changes in the amount of deferred income taxes during the period. Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. As of June 30, 2009 and 2008, the Company had valuation allowance of $1,197,000 and $1,171,000, respectively, against the Company's deferred tax assets.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48(FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective July 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of June 30, 2009 and 2008 and during the period there were no changes in individual or aggregate unrecognized tax positions.

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, notes payable, capital lease obligations, advance deposits and other liabilities.

Fair Value of Financial Instruments

The recorded values of cash and cash equivalents, accounts receivable, marketable securities, amounts due to securities brokers, accounts payable and accrued expenses approximate their fair values based on their short-term nature. As of June 30, 2008, the recorded value of mortgage notes payable approximates the fair value as the related interest rate is in line with market rates.

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

Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

The assets measured at fair value on a recurring basis as of June 30, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2009
-----------                            ---------    ---------      ---------     ------------------
Cash and cash equivalents             $  291,000           -              -          $  291,000
Investment in marketable securities    8,706,000           -              -           8,706,000
                                       ---------    ---------      ---------          ---------
                                      $8,997,000           -              -          $8,997,000
                                       =========    =========      =========          =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of June 30, 2009:

                                                                                         Impairment loss for the
                                                                                              year ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2009       June 30, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -    $4,077,000     $4,077,000            $(965,000)


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

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2009 and 2008, there were no liabilities for environmental remediation.

Revenue Recognition

Room revenues are recognized on the date upon which a guest occupies a room and or utilizes the Hotel's services.

Food and beverage revenues are recognized upon delivery. Garage revenue is recognized when a guest uses the garage space.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $273,000 and $316,000 for the years ended June 30, 2009 and 2008, respectively.

Basic and Diluted Loss per Share

Basic Loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2009 and 2008, the Company did not have any potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.
Accordingly, upon settlement, actual results may differ from estimated amounts.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.
SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168), and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative GAAP in the U.S. recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. SFAS No. 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. SFAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through October 13, 2009.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable and other liabilities, line of credit, and mortgage payables are reported at their carrying values.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a
General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5. In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the year ended June 30, 2009 and 2008, the results of operations for Justice were consolidated with those of the Company.

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

NOTE 3 - RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of June 30, 2008, and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended. The restatements are made to correct errors in the accounting for the minority interest in Justice Investors and the attribution of Partnership losses as discussed below.

During 2004, the Partnership developed a business plan to terminate the lease of its San Francisco Hotel and to reposition the Hotel from a Holiday Inn to a full-service Hilton Hotel. Justice entered into a Franchise Agreement with Hilton Hotels in December 2004 that required extensive renovations to the Hotel before it could open as a Hilton. To make the necessary renovations, the Hotel was temporarily closed from May 2005 until a "soft opening" in January 2006. It was not until approximately June 2006, when the Hotel was able to fully ramp up operations, that it began generating positive cash flows. The total construction costs for the renovations were approximately $37 million. Due to operating losses incurred during the temporary closure and the repositioning of the Hotel to a Hilton, increased depreciation and amortization expenses resulting from the significant renovations, as well as the accounting effect of partnership distributions from prior years, Justice had an accumulated deficit in its limited partners' capital accounts as of June 30, 2006.

Pursuant to the guidance set forth in FASB Accounting Research Bulletin (ARB) No. 51, paragraph 15 "Consolidated Financial Statements-Minority Interests" when cumulative losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest should be charged against the majority interest.

There is an exception to the general accounting guidance set forth in Paragraph 15 of ARB No. 51 that provides as follows:

       "When cumulative losses applicable to minority interests exceed the minority's interests in the subsidiary's capital, the excess should be charged against the majority interest and should not be reflected as an asset, except in rare cases when the minority shareholders have a binding obligation to make good on such losses. Subsequent profits earned by a subsidiary under such circumstances that are applicable to the minority interests should be allocated to the majority interest to the extent minority losses have been previously absorbed."

In consolidating Justice, the Company relied on the above exception to the general accounting guidance set forth in Paragraph 15 of ARB No. 51 based on the following factors:

       * Evon, as the managing general partner of Justice, has a joint legal obligation under California law to make good on the losses of the Partnership should the assets of Justice be insufficient to meet those obligations.

       * There are provisions in the Justice limited partnership agreement that would require certain minority interest holders to contribute the amount of any deficit in their partnership accounts to the Partnership which shall distribute such sum among the limited partners in the proportion their profit and loss percentages bear to each other.

       * The losses and the deficit at Justice were considered to be temporary in nature since the Hotel had been cash flow positive since June 2006 and, based on projections from its management company and industry experts, was expected to generate significant net income in the next five years.

       * Based on appraisals and other market information, management believes that there is significant equity in the Hotel far in excess of the Partnership's debt and sufficient enough to reverse any partner's deficit on the books of Justice upon the sale of the Hotel.

Based on the above exception to the general accounting guidance and the other supporting factors, the Company recorded a minority interest asset of Justice Investors on its consolidated balance sheet for fiscal years ended June 30, 2008 and 2007. As of June 30, 2008, that minority interest asset was previously reported as $6,793,000. During those fiscal years, the Company only recorded its 50% share of the losses of Justice and attributed the balance of those losses to the minority interest.

The Company has determined that its reliance on exception to the general accounting guidance, and the assumptions made by management regarding the temporary nature of the losses and deficit at Justice and the sufficiency of the obligations of the minority interest holders to fund the accumulated deficit at Justice Investors, were incorrect. Contrary to management's belief, although the operations of the Hotel have been cash flow positive since June 30, 2006, the Partnership has continued to generate net losses and has not been able to reverse the deficit in its partners' equity account. In fact, under the current economic conditions, the Partnership deficit has continued to grow far in excess of whatever obligations the minority interest holders might have to fund that deficit. As a result, the Company has concluded that, pursuant to Paragraph 15 of ARB 51, the Company should not have recorded a minority interest asset of Justice on its balance sheets and should have absorbed 100% of the losses of Justice in its consolidated statements of operations rather than just the 50% attributable to its limited partnership interest.

The effects of the restatements on the consolidated balance sheets is it reduces the minority interest asset related to Justice Investors to zero and decreases the retained earnings and minority interest related to Portsmouth. The effects of the restatements on the consolidated statement of operations is it reduces the minority interest related to Justice Investors, pre-tax to zero and decreases or increases minority interest related to Portsmouth. The restatements do not have an impact on the previously reported revenues, operating expenses, income from operations, other income (expense) or income tax provisions.

The following tables present the impact of the restatement adjustments on the Company's previously reported consolidated balance sheet as of June 30, 2008 and the consolidated statement of operations for the year then ended.

                                  CONSOLIDATED BALANCE SHEET
                                      AS OF JUNE 30, 2008

                                                         As Previously   Restatement        As
                                                           Reported      Adjustment      Restated
                                                         ----------     ----------     ----------
Assets
  Investment in hotel, net                              $ 43,540,000    $         -    $43,540,000
  Investment in real estate                                5,369,000              -      5,369,000
  Investment in marketable securities                      4,328,000              -      4,328,000
  Other investments, net                                   4,239,000              -      4,239,000
  Cash and cash equivalents                                  763,000              -        763,000
  Accounts receivable, net                                 1,140,000              -      1,140,000
  Other assets, net                                        1,893,000              -      1,893,000
  Deferred tax asset                                       3,517,000              -      3,517,000
  Minority interest of Justice Investors                   6,793,000     (6,793,000)             -
                                                          ----------     ----------     ----------
Total assets                                            $ 71,582,000    $(6,793,000)   $64,789,000
                                                          ==========     ==========     ==========
Liabilities and Shareholders' Equity

Total liabilities                                       $ 60,332,000    $         -    $60,332,000
                                                          ----------     ----------     ----------

Minority interest                                          3,580,000     (1,735,000)     1,845,000
                                                          ----------     ----------     ----------
  Common stock                                               134,000              -        134,000
  Additional paid-in capital                               8,808,000              -      8,808,000
  Accumulated deficit                                       (321,000)    (5,058,000)    (5,379,000)
  Treasury stock                                            (951,000)             -       (951,000)
                                                          ----------     ----------     ----------
Total shareholders' equity                                 7,670,000     (5,058,000)     2,612,000
                                                          ----------     ----------     ----------

Total liabilities and shareholders' equity              $ 71,582,000    $(6,793,000)   $64,789,000
                                                          ==========     ==========     ==========

                             CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE YEAR ENDED JUNE 30, 2008

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $38,337,000      $         -         $38,337,000
Total costs and operating expenses               (37,751,000)               -         (37,751,000)
                                                  ----------       ----------          ----------
Income from operations                               586,000                -             586,000
Net other expense                                 (5,514,000)               -          (5,514,000)
                                                  ----------       ----------          ----------

Loss before income taxes and minority interest    (4,928,000)               -          (4,928,000)
Minority interest - Justice Investors, pre-tax       802,000         (802,000)                  -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (4,126,000)        (802,000)         (4,928,000)
Income tax benefit                                 1,296,000                -           1,296,000
                                                  ----------       ----------          ----------
Loss before minority interest                     (2,830,000)        (802,000)         (3,632,000)
Minority interest, net of tax                        558,000          249,000             807,000
                                                  ----------       ----------          ----------
Net loss                                         $(2,272,000)     $  (553,000)        $(2,825,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (1.83)     $     (0.45)        $     (2.28)
                                                  ==========       ==========          ==========
Weighted average number of common shares
 Outstanding                                       1,241,810        1,241,810           1,241,810
                                                  ==========       ==========          ==========

The following tables present the impact of the restatement adjustments described above on the Company's previously reported balance sheets and consolidated statements of operations for the interim quarterly periods for the Company's two most recent completed fiscal years ended June 30, 2009 and 2008.

                              CONDENSED CONSOLIDATED BALANCE SHEET
                                     AS OF MARCH 31, 2009
                                         (UNAUDITED)

                                                         As Previously   Restatement        As
                                                           Reported      Adjustment      Restated
                                                          ----------     ----------     ----------
Assets
  Investment in hotel, net                              $ 41,092,000    $         -    $41,092,000
  Investment in real estate                                5,312,000              -      5,312,000
  Investment in marketable securities                      3,155,000              -      3,155,000
  Other investments, net                                   3,927,000              -      3,927,000
  Cash and cash equivalents                                  442,000              -        442,000
  Accounts receivable, net                                 1,242,000              -      1,242,000
  Other assets, net                                        1,988,000              -      1,988,000
  Deferred tax asset                                       4,447,000              -      4,447,000
  Minority interest of Justice Investors                   7,122,000     (7,122,000)             -
                                                          ----------     ----------     ----------
Total assets                                            $ 68,727,000    $(7,122,000)   $61,605,000
                                                          ==========     ==========     ==========
Liabilities and Shareholders' Equity

Total liabilities                                       $ 60,409,000    $         -    $60,409,000
                                                          ----------     ----------     ----------
Minority interest                                          2,870,000     (1,706,000)     1,164,000
                                                          ----------     ----------     ----------
  Common stock                                               134,000              -        134,000
  Additional paid-in capital                               8,808,000              -      8,808,000
  Accumulated deficit                                     (2,543,000)    (5,416,000)    (7,959,000)
  Treasury stock                                            (951,000)             -       (951,000)
                                                          ----------     ----------     ----------
Total shareholders' equity                                 5,448,000     (5,416,000)        32,000
                                                          ----------     ----------     ----------

Total liabilities and shareholders' equity              $ 68,727,000    $(7,122,000)   $61,605,000
                                                          ==========     ==========     ==========

                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                        (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $ 7,217,000      $         -         $ 7,217,000
Total costs and operating expenses                (8,289,000)               -          (8,289,000)
                                                  ----------       ----------          ----------
Loss from operations                              (1,072,000)                -         (1,072,000)
Net other expense                                   (849,000)               -            (849,000)
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (1,921,000)               -          (1,921,000)
Minority interest - Justice Investors, pre-tax             -                -                   -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (1,921,000)               -          (1,921,000)
Income tax benefit                                   409,000                -             409,000
                                                  ----------       ----------          ----------
Loss before minority interest                     (1,512,000)               -          (1,512,000)
Minority interest, net of tax                        348,000            1,000             349,000
                                                  ----------       ----------          ----------
Net loss                                         $(1,164,000)     $     1,000         $(1,163,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.94)     $     (0.00)        $     (0.94)
                                                  ==========       ==========          ==========
Weighted average number of common shares
 outstanding                                       1,241,810        1,241,810           1,241,810
                                                  ==========       ==========          ==========

                                CONDENSED CONSOLIDATED BALANCE SHEET
                                    AS OF DECEMBER 31, 2008
                                           (UNAUDITED)

                                                         As Previously   Restatement        As
                                                           Reported      Adjustment      Restated
                                                          ----------     ----------     ----------
Assets
  Investment in hotel, net                              $ 42,124,000    $         -    $42,124,000
  Investment in real estate                                5,331,000              -      5,331,000
  Investment in marketable securities                      4,045,000              -      4,045,000
  Other investments, net                                   4,365,000              -      4,365,000
  Cash and cash equivalents                                  138,000              -        138,000
  Accounts receivable, net                                 1,300,000              -      1,300,000
  Other assets, net                                        2,108,000              -      2,108,000
  Deferred tax asset                                       4,038,000              -      4,038,000
  Minority interest of Justice Investors                   7,122,000     (7,122,000)             -
                                                          ----------     ----------     ----------
Total assets                                            $ 70,571,000    $(7,122,000)   $63,449,000
                                                          ==========     ==========     ==========
Liabilities and Shareholders' Equity (Deficit)

Total liabilities                                       $ 60,741,000    $         -    $60,741,000
                                                          ----------     ----------     ----------
Minority interest                                          3,218,000     (1,705,000)     1,513,000
                                                          ----------     ----------     ----------
  Common stock                                               134,000              -        134,000
  Additional paid-in capital                               8,808,000              -      8,808,000
  Accumulated deficit                                     (1,379,000)    (5,417,000)    (6,796,000)
  Treasury stock                                            (951,000)             -       (951,000)
                                                          ----------     ----------     ----------
Total shareholders' equity(deficit)                        6,612,000     (5,417,000)    (1,195,000)
                                                          ----------     ----------     ----------

Total liabilities and shareholders' equity (deficit)    $ 70,571,000    $(7,122,000)   $63,449,000
                                                          ==========     ==========     ==========

                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
                                       (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $ 8,779,000      $         -         $ 8,779,000
Total costs and operating expenses                (9,992,000)               -          (9,992,000)
                                                  ----------       ----------          ----------
Loss from operations                              (1,213,000)                -         (1,213,000)
Net other income                                     160,000                -             160,000
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (1,053,000)               -          (1,053,000)
Minority interest - Justice Investors, pre-tax             -                -                   -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (1,053,000)               -          (1,053,000)
Income tax benefit                                   174,000                -             174,000
                                                  ----------       ----------          ----------
Loss before minority interest                       (879,000)               -            (879,000)
Minority interest, net of tax                        261,000            1,000             260,000
                                                  ----------       ----------          ----------
Net loss                                         $  (618,000)     $     1,000         $  (619,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.50)     $     (0.00)        $     (0.50)
                                                  ==========       ==========          ==========
Weighted average number of common shares
 outstanding                                       1,241,810        1,241,810           1,241,810
                                                  ==========       ==========          ==========

                               CONDENSED CONSOLIDATED BALANCE SHEET
                                    AS OF SEPTEMBER 30, 2008
                                          (UNAUDITED)

                                                         As Previously   Restatement        As
                                                           Reported      Adjustment      Restated
                                                          ----------     ----------     ----------
Assets
  Investment in hotel, net                              $ 42,850,000    $         -    $42,850,000
  Investment in real estate                                5,350,000              -      5,350,000
  Investment in marketable securities                      3,123,000              -      3,123,000
  Other investments, net                                   4,065,000              -      4,065,000
  Cash and cash equivalents                                  481,000              -        481,000
  Accounts receivable, net                                 1,430,000              -      1,430,000
  Other assets, net                                        1,639,000              -      1,639,000
  Deferred tax asset                                       3,864,000              -      3,864,000
  Minority interest of Justice Investors                   7,122,000     (7,122,000)             -
                                                          ----------     ----------     ----------
Total assets                                            $ 69,924,000    $(7,122,000)   $62,802,000
                                                          ==========     ==========     ==========
Liabilities and Shareholders' Equity

Total liabilities                                       $ 59,215,000    $         -    $59,215,000
                                                          ----------     ----------     ----------
Minority interest                                          3,479,000     (1,706,000)     1,773,000
                                                          ----------     ----------     ----------
  Common stock                                               134,000              -        134,000
  Additional paid-in capital                               8,808,000              -      8,808,000
  Accumulated deficit                                       (761,000)    (5,416,000)    (6,177,000)
  Treasury stock                                            (951,000)             -       (951,000)
                                                          ----------     ----------     ----------
Total shareholders' equity                                 7,230,000     (5,416,000)     1,814,000
                                                          ----------     ----------     ----------

Total liabilities and shareholders' equity              $ 69,924,000    $(7,122,000)   $62,802,000
                                                          ==========     ==========     ==========

                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                                        (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $ 9,438,000      $         -         $ 9,438,000
Total costs and operating expenses                (8,624,000)               -          (8,624,000)
                                                  ----------       ----------          ----------
Income from operations                               814,000                -             814,000
Net other expense                                 (1,606,000)               -          (1,606,000)
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest      (792,000)               -            (792,000)
Minority interest - Justice Investors, pre-tax       (96,000)          96,000                   -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest      (888,000)               -            (792,000)
Income tax benefit                                   347,000                -             347,000
                                                  ----------       ----------          ----------
Loss before minority interest                       (541,000)               -            (445,000)
Minority interest, net of tax                        101,000          (29,000)             72,000
                                                  ----------       ----------          ----------
Net loss                                         $  (440,000)     $    67,000         $  (373,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.36)     $     (0.06)        $     (0.30)
                                                  ==========       ==========          ==========
Weighted average number of common shares
 outstanding                                       1,241,810        1,241,810           1,241,810
                                                  ==========       ==========          ==========

                              CONDENSED CONSOLIDATED BALANCE SHEET
                                     AS OF March 31, 2008
                                         (UNAUDITED)

                                                         As Previously   Restatement
                                                           Reported      Adjustment      Restated
                                                          ----------     ----------     ----------
Assets
  Investment in hotel, net                              $ 44,211,000    $         -    $44,211,000
  Investment in real estate                                5,389,000              -      5,389,000
  Investment in marketable securities                      4,513,000              -      4,513,000
  Other investments, net                                   4,175,000              -      4,175,000
  Cash and cash equivalents                                  318,000              -        318,000
  Accounts receivable, net                                   918,000              -        918,000
  Other assets, net                                        2,240,000              -      2,240,000
  Deferred tax asset                                       3,823,000              -      3,823,000
  Minority interest of Justice Investors                   6,567,000     (6,567,000)             -
                                                          ----------     ----------     ----------
Total assets                                            $ 72,154,000    $(6,567,000)   $65,587,000
                                                          ==========     ==========     ==========
Liabilities and Shareholders' Equity

Total liabilities                                       $ 60,521,000    $         -    $60,521,000
                                                          ----------     ----------     ----------
Minority interest                                          3,582,000     (1,735,000)     1,847,000
                                                          ----------     ----------     ----------
  Common stock                                               134,000              -        134,000
  Additional paid-in capital                               8,808,000              -      8,808,000
  Accumulated deficit                                         60,000     (4,832,000)    (4,772,000)
  Treasury stock                                            (951,000)             -       (951,000)
                                                          ----------     ----------     ----------
Total shareholders' equity                                 8,051,000     (4,832,000)     3,219,000
                                                          ----------     ----------     ----------

Total liabilities and shareholders' equity              $ 72,154,000    $(6,567,000)   $65,587,000
                                                          ==========     ==========     ==========

                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                        (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $ 8,939,000      $         -         $ 8,939,000
Total costs and operating expenses                (8,904,000)               -          (8,904,000)
                                                  ----------       ----------          ----------
Income from operations                                35,000                -              35,000
Net other expense                                 (2,967,000)               -          (2,967,000)
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (2,932,000)               -          (2,932,000)
Minority interest - Justice Investors, pre-tax       266,000         (266,000)                  -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (2,666,000)               -          (2,932,000)
Income tax benefit                                 1,056,000                -           1,056,000
                                                  ----------       ----------          ----------
Loss before minority interest                     (1,610,000)               -          (1,876,000)
Minority interest, net of tax                        376,000           83,000             459,000
                                                  ----------       ----------          ----------
Net loss                                         $(1,234,000)     $   183,000         $(1,417,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.99)     $     (0.15)        $     (1.14)
                                                  ==========       ==========          ==========
Weighted average number of common shares
 outstanding                                       1,241,810        1,241,810           1,241,810
                                                  ==========       ==========          ==========

                              CONDENSED CONSOLIDATED BALANCE SHEET
                                   AS OF DECEMBER 31, 2007
                                         (UNAUDITED)

                                                         As Previously   Restatement        As
                                                           Reported      Adjustment      Restated
                                                          ----------     ----------     ----------
Assets
  Investment in hotel, net                              $ 44,941,000    $         -    $44,941,000
  Investment in real estate                                5,408,000              -      5,408,000
  Investment in marketable securities                      9,843,000              -      9,843,000
  Other investments, net                                   4,425,000              -      4,425,000
  Cash and cash equivalents                                  250,000              -        250,000
  Accounts receivable, net                                 1,213,000              -      1,213,000
  Other assets, net                                        1,883,000              -      1,883,000
  Deferred tax asset                                       2,767,000              -      2,767,000
  Minority interest of Justice Investors                   6,301,000     (6,301,000)             -
                                                          ----------     ----------     ----------
Total assets                                            $ 77,031,000    $(6,301,000)   $70,730,000
                                                          ==========     ==========     ==========
Liabilities and Shareholders' Equity

Total liabilities                                       $ 63,788,000    $         -    $63,788,000
                                                         -----------     ----------     ----------
Minority interest                                          3,958,000     (1,652,000)     2,306,000
                                                          ----------     ----------     ----------
  Common stock                                               134,000              -        134,000
  Additional paid-in capital                               8,808,000              -      8,808,000
  Accumulated deficit                                      1,294,000     (4,649,000)    (3,355,000)
  Treasury stock                                            (951,000)             -       (951,000)
                                                          ----------     ----------     ----------
Total shareholders' equity                                 9,285,000     (4,649,000)     4,636,000
                                                          ----------     ----------     ----------

Total liabilities and shareholders' equity              $ 77,031,000    $(6,301,000)   $70,730,000
                                                          ==========     ==========     ==========

                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
                                        (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $ 9,759,000      $         -         $ 9,759,000
Total costs and operating expenses                (9,808,000)               -          (9,808,000)
                                                  ----------       ----------          ----------
Loss from operations                                 (49,000)               -             (49,000)
Net other income                                      16,000                -              16,000
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest       (33,000)               -             (33,000)
Minority interest - Justice Investors, pre-tax       257,000         (257,000)                  -
                                                  ----------       ----------          ----------
Income (loss) before income taxes and
 minority interest                                   224,000                -             (33,000)
Income tax expenses                                  (93,000)               -             (93,000)
                                                  ----------       ----------          ----------
Income (loss) before minority interest               131,000                -            (126,000)
Minority interest, net of tax                        (32,000)          80,000              48,000
                                                  ----------       ----------          ----------
Net income (loss)                                $    99,000      $  (177,000)        $   (78,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $      0.08      $     (0.14)        $     (0.06)
                                                  ==========       ==========          ==========
Weighted average number of common shares
 outstanding                                       1,241,810        1,241,810           1,241,810
                                                  ==========       ==========          ==========

                               CONDENSED CONSOLIDATED BALANCE SHEET
                                   AS OF SEPTEMBER 30, 2007
                                         (UNAUDITED)

                                                         As Previously   Restatement        As
                                                           Reported      Adjustment      Restated
                                                          ----------     ----------     ----------
Assets
  Investment in hotel, net                              $ 45,110,000    $         -    $45,110,000
  Investment in real estate                                5,428,000              -      5,428,000
  Investment in marketable securities                      6,891,000              -      6,891,000
  Other investments, net                                   4,175,000              -      4,175,000
  Cash and cash equivalents                                  881,000              -        881,000
  Restricted cash                                          1,500,000              -      1,500,000
  Accounts receivable, net                                 1,167,000              -      1,167,000
  Other assets, net                                        1,585,000              -      1,585,000
  Deferred tax asset                                       2,860,000              -      2,860,000
  Minority interest of Justice Investors                   5,545,000     (5,545,000)             -
                                                          ----------     ----------     ----------
Total assets                                            $ 75,142,000    $(5,545,000)   $69,597,000
                                                          ==========     ==========     ==========
Liabilities and Shareholders' Equity

Total liabilities                                       $ 62,030,000    $         -    $62,030,000
                                                          ----------     ----------     ----------
Minority interest                                          3,926,000     (1,573,000)     2,353,000
                                                          ----------     ----------     ----------
  Common stock                                               134,000              -        134,000
  Additional paid-in capital                               8,808,000              -      8,808,000
  Accumulated deficit                                      1,195,000     (3,972,000)    (2,777,000)
  Treasury stock                                            (951,000)             -       (951,000)
                                                          ----------     ----------     ----------
Total shareholders' equity                                 9,186,000     (3,972,000)     5,214,000
                                                          ----------     ----------     ----------

Total liabilities and shareholders' equity              $ 75,142,000    $(5,545,000)   $69,597,000
                                                          ==========     ==========     ==========

                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
                                        (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $ 9,924,000      $         -         $ 9,924,000
Total costs and operating expenses                (9,922,000)               -          (9,922,000)
                                                  ----------       ----------          ----------
Income from operations                                 2,000                -               2,000
Net other loss                                    (1,890,000)               -          (1,890,000)
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (1,888,000)               -          (1,888,000)
Minority interest - Justice Investors, pre-tax       278,000         (278,000)                  -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (1,610,000)               -          (1,888,000)
Income tax benefit                                   642,000                -             642,000
                                                  ----------       ----------          ----------
Loss before minority interest                       (968,000)               -          (1,246,000)
Minority interest, net of tax                        212,000           87,000             299,000
                                                  ----------       ----------          ----------
Net loss                                         $  (756,000)     $  (191,000)        $  (947,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.61)     $     (0.15)        $     (0.76)
                                                  ==========       ==========          ==========
Weighted average number of common shares
 outstanding                                       1,241,810        1,241,810           1,241,810
                                                  ==========       ==========          ==========

NOTE 4 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following as of:

June 30, 2009                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   49,545,000        (16,828,000)      32,717,000
                          ------------       ------------     ------------
                          $ 68,380,000       $(28,090,000)    $ 40,290,000
                          ------------       ------------     ------------

June 30, 2008                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     16,279,000         (8,005,000)       8,274,000
Building and improvements   48,975,000        (15,605,000)      33,370,000
                          ------------       ------------     ------------
                          $ 67,150,000       $(23,610,000)    $ 43,540,000
                          ------------       ------------     ------------

Depreciation expense for the years ended June 30, 2009 and 2008 was $4,499,000 and $4,506,000, respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $959,000 as of June 30, 2009 and 2008. The accumulated amortization on capital leases was $670,000 and $478,000 as of June 30, 2009 and 2008, respectively.


NOTE 5 - INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. As of June 30, 2009 and 2008, investment in real estate included the following:

                                                 2009         2008
                                              ---------    ---------
  Land                                      $ 2,430,000  $ 2,430,000
  Buildings, improvements and equipment       2,575,000    2,575,000
  Accumulated depreciation                     (684,000)    (609,000)
                                              ---------    ---------
                                              4,321,000    4,396,000
  Land held for development                     973,000      973,000
                                              ---------    ---------
  Investment in real estate, net            $ 5,294,000    5,369,000
                                              =========    =========

Depreciation expense for the years ended June 30, 2009 and 2008 was $75,000 and $79,000 respectively.

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

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

As of June 30, 2009 and 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in the statements of operations. Trading securities are summarized as follows:


As of June 30, 2009
                         Gross         Gross            Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 5,181,000    $ 4,488,000      ($963,000)      $3,525,000        $8,706,000


As of June 30, 2008
                               Gross         Gross            Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 3,763,000    $ 1,496,000      ($931,000)      $  565,000        $4,328,000


As of June 30, 2009 and 2008, the Company had $687,000 and $522,000,
respectively, of unrealized losses related to securities held for over one year.

The net gain(loss) on marketable securities on the statements of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the years ended June 30, 2009 and 2008, respectively.

For the years ended June 30,                          2009             2008
                                                  -----------      -----------
Realized (loss)gain on marketable securities      $  (280,000)     $ 1,356,000
Unrealized gain(loss) on marketable securities      2,975,000       (2,829,000)
                                                  -----------      -----------
Net gain(loss) on marketable securities           $ 2,695,000      $(1,473,000)
                                                  ===========      ===========


NOTE 7 - OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:


            Type                           June 30, 2009     June 30, 2008
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       3,427,000  $      3,975,000
   Corporate debt instruments                    450,000            64,000
   Other                                         200,000           200,000
                                       -----------------  ----------------
                                       $       4,077,000  $      4,239,000
                                       =================  ================

During the years ended June 30, 2009 and 2008, the Company recorded impairment losses of $965,000 and $640,000, respectively.


NOTE 8 - OTHER ASSETS, NET

Other assets consist of the following as of June 30,:

                                   2009         2008
                                ----------   ----------
  Inventory                     $  483,000   $  539,000
  Prepaid expenses                 679,000      613,000
  Miscellaneous assets, net        655,000      741,000
                                ----------   ----------
  Total other assets            $1,817,000   $1,893,000
                                ==========   ==========

Amortization expense of loan fees and franchise costs for the years ended June30, 2009 and 2008 was $55,000 and $54,000, respectively.


NOTE 9 - LINE OF CREDIT

The Partnership has a $2,500,000 unsecured revolving line of credit facility with a bank that matures on February 2, 2010. Borrowings under the line of credit bear interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). The interest rate at June 30, 2009 was 6.25%. The outstanding balance on the line of credit was $1,811,000 and $1,513,000 as of June 30, 2009 and 2008, respectively. Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. The Partnership was not in compliance with the financial covenants as of June 30, 2009. The Partnership received a waiver of such non-compliance from the bank on September 16, 2009.


NOTE 10 - MORTGAGE NOTES PAYABLE

Each mortgage note payable is secured by its respective land and building. As of June 30, 2009 and 2008, the Company had the following mortgages:


  June 30, 2009   June 30, 2008     Interest Rate   Origination Date     Maturity Date
  -------------   -------------     -------------   ----------------     --------------
  $  28,242,000   $  28,735,000     Fixed 5.22%     July 27, 2005        August 5, 2015
     18,515,000      18,747,000     Fixed 6.42%     March 27, 2007       August 5, 2015
  -------------   -------------
  $  46,757,000   $  47,482,000     Total mortgage notes payable - hotel
  =============   =============

  $   1,717,000   $   1,751,000     Fixed 7.73%     November 1, 1999     October 1,2029
        415,000         424,000     Variable 6.45%  January 1, 2002      January 18, 2032
  -------------   -------------
  $   2,132,000   $   2,175,000     Total mortgage notes payable - real estate
  =============   =============


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

Future minimum payments for mortgage notes payable are as follows:

        For the year ending June 30,

          2010                       $    812,000
          2011                            859,000
          2012                            910,000
          2013                            963,000
          2014                          1,019,000
          Thereafter                   44,326,000
                                      -----------
                                     $ 48,889,000
                                      ===========

NOTE 11 - OTHER LIABILITIES

Other liabilities include notes payable and capital lease obligations of Justice Investors.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers' compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through December 2009. The notes payable at June 30, 2009 and 2008, were $246,000 and $300,000 respectively. These notes were included as part of accounts payable and other liabilities on the consolidated balance sheets.

The Partnership has a $480,000 note payable to Evon Corporation maturing on November 15, 2010. Monthly installments of $29,000 of principal and interest are required under the terms of the note. The interest on the note is fixed at 2.4% per annum. This note was included as part of accounts payable and other liabilities on the consolidated balance sheets.

The Partnership has a $104,000 note payable to Ace Parking Management, Inc. which matures on December 1, 2010. Monthly installments of $6,000 of principal and interest are required under the terms of the note. The interest on the note is fixed at 8.50% per annum. This note was included as part of accounts payable and other liabilities on the consolidated balance sheets.

Future minimum payments for all notes payable are as follows:

For the year ending June 30,

          2010                       $    651,000
          2011                            179,000
                                      -----------
                                     $    830,000
                                      ===========

Justice leases certain equipment under capital leases expiring in various years through 2012. The capital lease obligations at June 30, 2009 and 2008, were $450,000 and $638,000, respectively. These notes were included as part of accounts payable and other liabilities on the consolidated balance sheets

Minimum future lease payments for assets under capital leases as of June 30, 2009 for each of the next five years and in aggregate are:

    Year ending June 30
          2010                                         $ 243,000
          2011                                           243,000
          2012                                            14,000
                                                        --------
            Total minimum lease payments:                500,000
            Less interest on capital leases              (50,000)
                                                        --------
            Present value of minimum lease payments      450,000
                                                        ========

NOTE 12 - HOTEL RENTAL INCOME AND TERMINATION OF GARAGE LEASE

The Partnership had a lease agreement with Evon for the use of the parking garage, which was to expire in November 2010. Effective October 1, 2008, Justice and Evon entered into an installment sale agreement whereby Justice purchased all of Evon's right, title, and interest in the remaining term of the garage lease and other related assets. Justice also agreed to assume Evon's contract with Ace Parking Management, Inc. (Ace) for the management of the garage and note payable to Ace related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was $755,000, payable in one down payment of $28,000 and 26 equal monthly installments of $29,000, which includes interest at the rate of 2.4% per annum. The notes payable to Ace and Evon are included in accounts payable and other liabilities balance of $8,531,000 on the consolidated balance sheets. For the year ended June 30, 2009, the Partnership recorded a loss on termination of the garage lease of $684,000.

Prior to the installment sale agreement, the garage lease had provided for a monthly rental equal to the greater of the sum of $20,000, or an amount equal to 60% of gross parking revenues as defined by the lease. For the three months ended September 30, 2008 and the year ended June 30, 2008, the Partnership recorded rental income from Evon of $402,000 and $1,602,000, respectively.

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index. Minimum future rentals to be received under this non-cancelable operating lease as of June 30, 2009 are as follows:

   For the year ending June 30,
       2010                       $      165,000
       2011                              165,000
       2012                              165,000
       2013                              151,000
                                  --------------
                                  $      646,000
                                  ==============

NOTE 13 - MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2009 and 2008. In support of the Partnership's efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2009, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2009 and 2008 were $398,000 and $571,000, respectively.


NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax benefit (expense) consists of the following:

For the years ended June 30,            2009          2008
                                     ----------    ----------
 Federal
   Current                          $         -   $         -
   Deferred                             153,000     1,014,000
                                     ----------    ----------
                                        153,000     1,014,000
                                     ----------    ----------
State
   Current                               (3,000)       (3,000)
   Deferred                              39,000       285,000
                                     ----------    ----------
                                         36,000       282,000
                                     ----------    ----------
                                    $   189,000   $ 1,296,000
                                     ==========    ==========

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,               2009          2008
                                         ------        ------
  Statutory federal tax rate              34.0%         34.0%
  State income taxes, net of
   federal tax benefit                     1.4%          4.8%
  Minority interest benefit              (23.9%)        (5.5%)
  Valuation allowance                     (1.4%)        (6.7%)
  Other                                   (0.4%)        (0.3%)
                                         ------        ------
                                           9.7%         26.3%
                                         ======        ======


The components of the Company's deferred tax assets and (liabilities) as of June 30, 2009 and 2008 are as follows:

                                                        2009         2008
  Deferred tax assets                                ----------   ----------
    Net operating loss carryforwards                $ 6,962,000  $ 6,052,000
    Other investment impairment reserve               1,062,000      649,000
    Wash sales                                                -        7,000
    Depreciation amortization                           183,000      175,000
    Accrued vacation                                     20,000            -
    Valuation allowance                              (1,197,000)  (1,171,000)
                                                     ----------   ----------
                                                      7,030,000    5,712,000
  Deferred tax liabilities
    Unrealized gains on marketable securities        (1,529,000)    (255,000)
    Deferred gains on real estate sale                 (913,000)    (913,000)
    Book/tax basis difference in the investment
     in Justice Investors                              (596,000)    (759,000)
    State taxes                                        (283,000)    (268,000)
                                                     ----------   ----------
                                                     (3,321,000)  (2,195,000)
                                                     ----------   ----------
  Net deferred tax asset                            $ 3,709,000    3,517,000
                                                     ==========   ==========

As of June 30, 2009, the Company had federal and state operating loss carryforwards of $16,956,000 and $13,542,000, respectively. These carryforwards expire in varying amounts through 2028.

For the years ended June 30, 2009 and 2008, the Company recorded an increase to the valuation allowance of $26,000 and $332,000, respectively, against the total deferred tax assets. Management believes that it is more likely than not that the Company will not realize the entire benefit of the deferred asset as of June 30, 2009 and 2008.

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

Information below represents reporting segments for the years ended June 30, 2009 and 2008, respectively. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income (loss) for rental properties consist of rental income. Operating income from investment transactions consist of net investment gain (loss) and dividend and interest income.


AS OF AND FOR THE
YEAR ENDED                     HOTEL      REAL ESTATE    INVESTMENT
JUNE 30, 2009                OPERATIONS   OPERATIONS    TRANSACTIONS      OTHER         TOTAL
                            -----------   -----------  ------------   -----------   ------------
Revenues                    $32,821,000   $   560,000   $         -   $         -  $  33,381,000
Expenses                    (32,569,000)     (292,000)            -      (903,000)   (33,764,000)
                            -----------   -----------   -----------   -----------   ------------
Income (loss)from
 operations                     252,000       268,000             -      (903,000)      (383,000)
Interest expense             (2,873,000)     (165,000)                                (3,038,000)
Net income from
 investments                          -             -     1,463,000             -      1,463,000
Income tax benefit                    -             -             -       189,000        189,000
Minority interest                     -             -             -       466,000        466,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(2,621,000)  $   103,000   $ 1,463,000   $  (248,000)  $ (1,303,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $43,302,000   $ 5,294,000   $12,783,000   $ 4,076,000   $ 65,455,000
                            ===========   ===========   ===========   ===========   ============

AS OF AND FOR THE YEAR
ENDED JUNE 30, 2008            HOTEL      REAL ESTATE   INVESTMENT
(AS RESTATED)               OPERATIONS    OPERATIONS    TRANSACTIONS      OTHER         TOTAL
                            -----------   -----------  ------------   -----------   ------------
Revenues                    $37,778,000   $   559,000   $         -   $         -  $  38,337,000
Expenses                    (36,430,000)     (276,000)            -    (1,045,000)   (37,751,000)
                            -----------   -----------   -----------   -----------   ------------
Income(loss) from
 Operations                   1,348,000       283,000             -    (1,045,000)       586,000
Interest expense             (2,858,000)     (170,000)                                (3,028,000)
Net loss from
 investments                          -             -    (2,486,000)            -     (2,486,000)
Income tax benefit                    -             -             -     1,296,000      1,296,000
Minority interest                     -             -             -       807,000        807,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(1,510,000)  $   113,000   $(2,486,000)  $ 1,058,000   $ (2,825,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $46,551,000   $ 5,369,000   $ 8,567,000   $ 4,302,000   $ 64,789,000
                            ===========   ===========   ===========   ===========   ============


NOTE 16 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel. He is also a partner in the Partnership and is a director of Evon Corporation, the co-general partner of the Partnership. The contractor is also a board member of Evon Corporation. Payable to the contractor was $0 and $67,000 at June 30, 2009 and 2008, respectively.
Services performed by the contractor were capitalized as fixed assets which totaled $103,000 and $399,000 for the years ended June 30, 2009 and 2008, respectively. Management believes these renovations were competitively priced.

Through September 30, 2008, Evon, was the lessee of the parking garage. Evon paid the Partnership $402,000 and $1,602,000 for the three months ended September 30, 2008 and the year ended June 30, 2008, respectively, under the terms of the lease agreement. Rent receivable from Evon at June 30, 2008 was $15,000. The lease agreement with Evon was terminated effective October 1, 2008. Concurrently, an installment sale agreement was entered between Justice and Evon. Justice had a note payable to Evon totaling $480,000 as of June 30, 2009.

The InterGroup Corporation allocates corporate expenses to the Company and its subsidiaries based on management's estimate of the pro rata utilization of resources. During the years ended June 30, 2009 and 2008, the Company made payments to InterGroup of approximately $144,000 for each respective year, for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

The Company's CEO, based on the results of the Company's investment portfolio, did not earn any performance based compensation for the years ended June 30, 2009 and 2008.

All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.


NOTE 17 - COMMITMENTS AND CONTINGENCIES

Justice leases equipment from an unrelated third party under operating leases with expiration dates through 2010. The future minimum payments under these operating leases amounted to about $10,000 as of June 30, 2009.

During the years ended June 30, 2009 and 2008, the general partners were paid $285,000 and $285,000, respectively, for the minimum base compensation. At June 30, 2009 and 2008, net payable was $0 and $5,000, respectively, which reflects amounts payable for the Consumer Price Index (CPI) percentage adjustment from prior years that were not previously captured. The amounts of $140,000 and $232,000 for base compensation over the minimum were earned during the years ended June 30, 2009 and 2008, respectively. Pursuant to the terms of the prior compensation agreement, the general partners were also eligible for incentive compensation based upon 5% of net operating income of the Partnership in excess of $7 million. No incentive compensation was paid during the years ended June 30, 2009 and 2008.

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership pays monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue for the preceding calendar month; the third year will be four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2009 and 2008 were $2,128,000 and $2,182,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel's gross revenues. In this difficult economic environment, Hilton agreed to reduce its information technology fees to .50% for the 2009 calendar year. For the years ended June 30, 2009 and 2008, those charges were $166,000 and $221,000, respectively.

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 - EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for employees who have completed six (6) months of service. Justice provides a matching contribution to the Plan based upon a certain percentage on the employees' elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $73,000 and $37,000 during the years ended June 30, 2009 and 2008, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 9A(T). Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

 We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. In connection with the restatements, and for the reasons described in Note 3 to our Consolidated Financial Statements, management concluded that our disclosure controls and procedures were not effective as of June 30, 2009. In light of this conclusion, the Company performed additional analyses and other review procedures to ensure the Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, for the Company. In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations, shareholders' equity and cash flows of the Company as of and for the periods presented in this annual report.

Management conducted an evaluation of the effectiveness of Company's internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on its evaluation under that framework, management believes that the Company's internal control over financial reporting was not effective as of June 30, 2009, due to the errors resulting in the restatements and for the reasons discussed in Note 3 to the Consolidated financial Statements. While management did not conclude that there was a material weakness in the design or operation of internal control over financial reporting which is reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, they did conclude that there was a significant deficiency in the Company's application of accounting guidance that resulted in the restatements.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B. Other Information.

None to report.

                              PART III

Item 10.  Directors, Executive Officers and Corporate Governance


The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2009:


                                  Present
                                  Position           Director
     Name             Age      with the Company        Since       Term to Expire
--------------------------------------------------------------------------------------
John V. Winfield      62       Chairman, President     1995        2009 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      64       Director (1)(2)         1996        2009 Annual Meeting

John C. Love          68       Director (1)(2)         1998        2009 Annual Meeting

Michael G. Zybala     57       Vice President,
                               Secretary, and
                               General Counsel         N/A         N/A

David T. Nguyen       36       Treasurer and           N/A         N/A
                               Controller

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


BOARD AND COMMITTEE INFORMATION

Santa Fe is an unlisted company and a Smaller reporting Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The majority of its Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and the National Association of Securities Dealers' ("NASD").

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Santa Fe is an unlisted company and Smaller Reporting Company under SEC rules and regulations. The Company's Audit Committee is currently comprised of Messrs. Nance (Chairperson) and Love, each of whom are independent directors as independence is defined by the applicable rules of the SEC and the NASD, and as may be modified or supplemented. Each of these directors also meets the audit committee financial expert test.

Procedures for Recommendations of Nominees to Board of Directors

There have been no changes to the procedures previously disclosed by which security holders may recommend nominees to the Company's Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2009 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. The Company will provide to any person without charge, upon request, a copy of its code of ethics by sending such request to: Santa Fe Financial Corporation, Attn: Treasurer, 820 Moraga Drive, Los Angeles 90049. A copy of the Company's Code of Ethics can also be found on its parent company's website www.intergroupcorporation.com. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.


Item 11.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiary for each of the Company's last two competed fiscal years ended June 30, 2009 and June 30, 2008. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.


                        SUMMARY COMPENSATION TABLE

                              Fiscal                                All Other
Name and Principal Position    Year     Salary        Bonus       Compensation     Total
---------------------------    ----   ----------    ----------   ------------   ------------
John V. Winfield               2009   $267,000(1)    $      -      $42,500(2)    $ 309,500
Chairman, President and        2008   $267,000(1)    $      -      $42,500(2)    $ 309,500
Chief Executive Officer

Michael G. Zybala              2009   $111,000(3)    $      -      $     -       $ 111,000
Vice President, Secretary      2008   $111,000(3)    $      -      $     -       $ 111,000
and General Counsel

---------------------------

(1) Includes salary and director's fees received from the Company's subsidiary, Portsmouth, in the amounts of $133,000 for each of the fiscal years ended June 30, 2009 and 2008 and directors fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe's parent corporation, InterGroup, of $255,000 for each of the fiscal years ended June 30, 2009 and June 30, 2008.

(2) During fiscal 2009 and 2008, the Company and Portsmouth also paid combined annual premiums of $42,500, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. Portsmouth's share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary and Special Hotel Committee monthly fee fees paid by Portsmouth in the aggregate amount of $94,800 for each of the fiscal years ended June 30, 2009 and 2008. Does not include $27,000 paid by Santa Fe's parent company, InterGroup, for each fiscal years 2009 and 2008.


As a Smaller Reporting Company, Santa Fe has no compensation committee. Executive Officer compensation is set by disinterested members of the Board of Directors. Santa Fe has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Santa Fe and any executive officer, nor is there any termination-of-employment or change-in-control arrangements.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The Company's previous experience and results with outside money managers was not acceptable.
Pursuant to the criteria established by the Board, Mr. Winfield was be entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts will be calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. This change was made to make the Company's plan be consistent with that established by its parent company, InterGroup. This performance based compensation program may be further modified or terminated at the discretion of the Board. No performance based compensation was paid for fiscal years ended June 30, 2009 or 2008.


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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2009 and has no equity compensation plans in effect.


                       DIRECTOR COMPENSATION
                      Year Ended June 30, 2009


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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 10, 2009, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          89,858(3)                   7.2%
Allied Mutual Insurance
  Services ("AMI")
First Floor, Times Place,
45 Pall Mall
London SW1Y 5GP, UK

The InterGroup Corporation              944,379                     76.0%
820 Moraga Drive
Los Angeles, CA 90049

John V. Winfield                         49,400                      4.0%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation and          993,779(4)                  80.0%
  John V. Winfield as a group
------------------------------

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 10, 2009, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based on their Statement on Schedule 13D (Amendment No. 6) dated June 13, 2001, GPG and its wholly-owned subsidiary AMI claim shared power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, the shares of Santa Fe's Common Stock owned of record by AMI.

(4) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 60.3% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

(b) Security Ownership of Management

The following table sets forth, as of September 10, 2009, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        993,779(3)                  80.0%
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                                  0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                              0(4)                      *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                             0                         *
820 Moraga Drive
Los Angeles, CA 90049

David T. Nguyen                               0                         *
820 Moraga Drive
Los Angeles, CA 90049

All of the above as a group             993,779                     80.0%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 10, 2009, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 944,379 shares of Common Stock. As the President, Chairman of the Board and a 60.3% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 2.4% shareholder of InterGroup as well as a Director thereof. John C. Love is also a Director of InterGroup and a 0.9% shareholder.

Security Ownership of Management in Subsidiary

As of September 10, 2009, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 86,000 shares are owned by Santa Fe's parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 80.5% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


(c) Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.


Item 13. Certain Relationships and Related Transactions, and
         Director Independence

As of September 10, 2009, Santa Fe and InterGroup owned 80.5% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 80.0% of the voting stock of Santa Fe. All of the Company's Directors serve as directors of InterGroup and all three of the Company's Directors serve on the Board of Portsmouth.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management's estimate of the pro rata utilization of resources. During each of the fiscal years ended June 30, 2009 and 2008, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO to keep and retain his services as a direct and active manager of the Company's securities portfolio. Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts are calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. No such compensation was paid for fiscal years 2009 and 2008. This performance based compensation program may be further modified or terminated at the discretion of the Board.

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2007 and 2006, the Company paid annual premiums of $25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2009 and 2008, Portsmouth paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

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


Director Independence

Santa Fe is an unlisted company and a Smaller Reporting Company under the rules and regulations of the SEC. With the exception of the Company's President and CEO, John V. Winfield, all of Portsmouth's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and the National Association of Securities Dealers' ("NASD").

Item 14.  Principal Accountants Fees and Services.


Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2009 and 2008 for professional services rendered by Burr, Pilger & Mayer, LLP, the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                              Fiscal Year
                                       -------------------------
                                         2009             2008
                                       --------         --------
               Audit Fees              $156,000         $136,000
               Audit Related Fees             -                -
               Tax Fees                       -                -
               All Other Fees                 -                -
                                       --------         --------
                   TOTAL:              $156,000         $136,000
                                       ========         ========

Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to any de minimus exceptions that may be set for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the independent registered public accounting firms' engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm's full-time permanent employees.

                               PART IV

Item 15.  Exhibits, Financial Statement Schedules.

  (a)(1) Financial Statements

   The following financial statements of the Company are included in Part II,
   Item 8 of this report at pages 26 through 60:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - June 30, 2009 and 2008 (Restated)

         Consolidated Statements of Operations for Years Ended
          June 30, 2009 and 2008 (Restated)

         Consolidated Statements of Shareholders' Equity for
          Years Ended June 30, 2009 and 2008 (Restated)

         Consolidated Statements of Cash Flows for Years Ended June 30,
          2009 and 2008 (Restated)

         Notes to the Consolidated Financial Statements (Restated)


  (a)(2) Financial Statement Schedules

         All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.



  (a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit No.                           Description
-----------   -------------------------------------------------------------

  3.(i) Articles of Incorporation (Restated Articles of Incorporation, dated August 12, 1997, are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1997 as ailed with the Commission on March 31, 1998).

    (ii) Bylaws (as amended February 15, 2000, are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1999, as filed with the Commission of March 29,
              2000).

  4. Instruments defining he rights of Security Holders, including indentures (see Articles of Incorporation and Bylaws)

  10.         Material Contracts:

  10.1 Securities Purchase Agreement dated December 20, 1994 between Santa Fe Financial Corporation and The InterGroup Corporation (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995).

  10.2 2008 Amendment to the Limited Partnership Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q Report for the quarterly period ended December 31, 2008 as filed with the Commission on February 12, 2009).

  10.2 General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company's Form 10-Q Report for the quarterly period ended December 31, 2008, as filed with the Commission on February 12, 2009).

  14.         Code of Ethics (filed herewith)

  21.         Subsidiaries (filed herewith)

  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

  31.2 Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

  32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

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

Date: October 13, 2009                        by /s/ John V. Winfield
      ----------------                           ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: October 13, 2009                        by /s/ Michael G. Zybala
      ----------------                           ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: October 13, 2009                        by /s/ David T. Nguyen
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


Date: October 13, 2009                /s/ John V. Winfield
      ----------------                ---------------------------------------
                                      John V. Winfield, Chairman of the Board


Date: October 13, 2009                /s/ John C. Love
      ----------------                ---------------------------------------
                                      John C. Love
                                      Director


Date: October 13, 2009                /s/ William J. Nance
      ----------------                ---------------------------------------
                                      William J. Nance,
                                      Director