Form 10-Q
period 2009-09-30
SANTA FE FINANCIAL CORP
filed 2009-11-16
CIK 86759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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


             10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024
             -------------------------------------------------------
                    (Address of principal executive offices)


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

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I FINANCIAL INFORMATION                                               PAGE

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets(Unaudited)
   As of September 30, 2009 and June 30, 2009                                 3

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended September 30, 2009 and 2008                     4

 Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Three months ended September 30, 2009 and 2008                     5

  Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  15

Item 4T. Controls and Procedures                                             22


PART II. OTHER INFORMATION

Item 5.  Other Information                                                   22

Item 6.  Exhibits.                                                           22


SIGNATURES                                                                   23

                              PART I
                       FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                         SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                        September 30, 2009      June 30, 2009
                                                        ------------------      -------------
ASSETS

  Investment in hotel, net                                $ 39,472,000          $ 40,290,000
  Investment in real estate, net                             5,277,000             5,294,000
  Investment in marketable securities                        9,739,000             8,706,000
  Other investments, net                                     4,477,000             4,077,000
  Cash and cash equivalents                                    312,000               291,000
  Accounts receivable, net                                   1,801,000             1,271,000
  Other assets, net                                          1,602,000             1,817,000
  Deferred tax asset                                         4,118,000             3,709,000
                                                           -----------           -----------
Total assets                                              $ 66,498,000          $ 65,455,000
                                                           ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                  $  9,016,000           $  8,767,000
  Due to securities broker                                   2,876,000              2,560,000
  Obligations for securities sold                            3,123,000              1,165,000
  Line of credit                                             1,735,000              1,811,000
  Mortgage notes payable - real estate                       2,121,000              2,132,000
  Mortgage notes payable - hotel                            46,569,000             46,757,000
                                                           -----------            -----------
Total liabilities                                           65,440,000             63,192,000
                                                           -----------           -----------
Commitments and contingencies

Shareholders' equity
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000               134,000
  Additional paid-in capital                                 8,808,000             8,808,000
  Accumulated deficit                                       (1,268,000)             (674,000)
  Treasury stock, at cost, 97,828 shares                      (951,000)             (951,000)
                                                           -----------           -----------
Total Santa Fe shareholders' equity                          6,723,000             7,317,000
Noncontrolling interest                                     (5,365,000)           (5,054,000)
                                                           -----------           -----------

Total shareholders' equity                                   1,358,000             2,263,000
                                                           -----------           -----------

Total liabilities & shareholders' equity                  $ 66,798,000          $ 65,455,000
                                                           ===========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

For the three months ended September 30,                  2009            2008
                                                       ----------     -----------
Revenues
 Hotel                                                $ 8,530,000     $ 9,299,000
 Real estate                                              136,000         139,000
                                                       ----------     -----------
Total revenues                                          8,666,000       9,438,000
                                                       ----------     -----------
Costs and operating expenses
 Hotel operating expenses                              (6,876,000)     (7,242,000)
 Real estate operating expenses                           (53,000)        (63,000)
 Depreciation and amortization expense                 (1,173,000)     (1,141,000)
 General and administrative expense                      (201,000)       (178,000)
                                                       ----------     -----------
Total costs and operating expenses                     (8,303,000)     (8,624,000)
                                                       ----------     -----------
Income from operations                                    363,000         814,000
                                                       ----------     -----------

Other income(expense)
 Interest expense                                        (754,000)       (761,000)
 Net loss on marketable securities                       (812,000)       (247,000)
 Impairment loss on other investments                           -        (527,000)
 Dividend and interest income                              45,000          37,000
 Trading and margin interest expense                     (156,000)       (108,000)
                                                       ----------     -----------
Net other expense                                      (1,677,000)     (1,606,000)
                                                       ----------     -----------

Loss before income tax                                 (1,314,000)       (792,000)
Income tax benefit                                        409,000         347,000
                                                       ----------       ---------
Net loss                                               (  905,000)       (445,000)
Less: Net loss attributable to
      noncontrolling interest                             311,000           5,000
                                                       ----------      ----------
Net loss attributable to Santa Fe                      (  594,000)       (440,000)
                                                       ==========      ==========

Basic and diluted loss per share                      $     (0.48)    $     (0.35)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           SANTA FE FINANCIAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the three months ended September 30,                      2009          2008
                                                           ----------    ----------
Cash flows from operating activities:
  Net loss                                               $   (905,000)   $ (445,000)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Net unrealized (gain)loss on marketable securities        921,000       (28,000)
    Impairment loss on other investments                            -       527,000
    Depreciation and amortization                           1,173,000     1,141,000
    Changes in assets and liabilities:
      Investment in marketable securities                  (1,954,000)    1,233,000
      Accounts receivable                                    (530,000)     (290,000)
      Other assets                                            213,000       254,000
      Accounts payable and other liabilities                  348,000       148,000
      Due to securities broker                                316,000      (859,000)
      Obligations for securities sold                       1,958,000             -
      Deferred tax asset                                     (409,000)     (347,000)
                                                           ----------    ----------
  Net cash provided by operating activities                 1,131,000     1,334,000
                                                           ----------    ----------
Cash flows from investing activities:
  Capital expenditures for furniture, equipment and
   building improvements                                     (336,000)     (432,000)
  Purchase of other investments                              (400,000)     (353,000)
                                                           ----------    ----------
Net cash used in investing activities                        (736,000)     (785,000)
                                                           ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable               (199,000)     (187,000)
  Paydown of line of credit                                   (76,000)      (13,000)
  Net payment on notes payable                                (99,000)     (206,000)
  Distribution to noncontrolling interest                           -      (425,000)
                                                           ----------    ----------
Net cash used in financing activities                        (374,000)     (831,000)
                                                           ----------    ----------
Net increase(decrease) in cash and cash equivalents            21,000      (282,000)

Cash and cash equivalents at beginning of period              291,000       763,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $    312,000   $   481,000
                                                           ==========    ==========

Supplemental information:

Interest paid                                            $    826,000   $   791,000
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

The Company's principal business is conducted through the management of Portsmouth's general and limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon") served as the managing general partner until December 1, 2008. The Limited Partnership Agreement was amended, effective December 1, 2008, to provide for a change in the respective roles of the general partners. Pursuant to that amendment, Portsmouth became the Managing General Partner of Justice while Evon assumed the role of Co-General Partner of Justice. The financial statements of Justice are consolidated with those of the Company.
Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco, California, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform the day-to-day management functions of the Hotel.

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

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three months ended September 30, 2009 and 2008, the Company did not have any potentially dilutive securities outstanding.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K for the year ended June 30, 2009.

The results of operations for the three months ended September 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2010.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (ASC) Topic
105. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was effective for interim or annual financial periods ended after September 15, 2009. The Company adopted ASC 105 beginning this quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows. Additionally, the FASB now uses Accounting Standards Updates (ASU) to amend ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on our financial statements, if any, upon adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC Topic 855 requires an entity to disclose the date through which subsequent events have been evaluated. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the condensed and consolidated financial statements were issued, which was November 13, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retroactive adoption of the presentation and disclosure requirements for previously existing minority
interests.  All other requirements are to be applied prospectively.   This
standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of
Justice Investors as of June 30, 2009.   Under ASC Topic 810, losses
attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the net accumulated deficit pertaining to noncontrolling interest totaling $5,054,000 as of June 30, 2009 and reclassified such amount as a separate component of the shareholders' equity (deficit). The Company also recalculated the net loss attributed to noncontrolling interest totaling $5,000 for the three months ended September 30, 2008 and reclassified such amount as a separate line in the condensed statement of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which was primarily codified into ASC Topic 825, "Financial Instruments." ASC Topic 825 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted ASC Topic 825 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable, line of credit, and mortgage payables are reported at their carrying values.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which was primarily codified into ASC Topic 805, "Business Combinations". It establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company adopted this standard beginning July 1, 2009 and adoption of this standard had no material impact on the Company's consolidated financial statements.


NOTE 2 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following:

As of September 30, 2009
                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     17,214,000        (12,094,000)       5,120,000
Building and improvements   49,712,000        (17,257,000)      32,455,000
                          ------------       ------------     ------------
                          $ 68,822,000       $(29,351,000)    $ 39,471,000
                          ============       ============     ============

As of June 30, 2009

                                             Accumulated        Net Book
                              Cost           Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   49,545,000        (16,828,000)      32,717,000
                          ------------       ------------     ------------
                          $ 68,380,000       $(28,090,000)    $ 40,290,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate included the following:

                                          September 30, 2009          June 30, 2009
                                          ------------------          -------------
  Land                                      $   2,430,000             $   2,430,000
  Buildings, improvements and equipment         2,575,000                 2,575,000
  Accumulated depreciation                       (701,000)                 (684,000)
                                                ---------                 ---------
                                                4,304,000                 4,321,000
  Land held for development                       973,000                   973,000
                                                ---------                 ---------
  Investment in real estate, net            $   5,277,000             $   5,294,000
                                                =========                 =========

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At September 30, 2009 and June 30, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:

                                  Gross             Gross                Net              Fair
Investment        Cost       Unrealized Gain    Unrealized Loss    Unrealized Gain        Value
----------    -----------    ---------------    ---------------    ---------------    ------------

As of September 30, 2009:
Corporate
Equities      $ 6,555,000    $ 4,228,000        $ (1,044,000)      $ 3,184,000        $ 9,739,000


As of June 30, 2009:
Corporate
Equities      $ 5,181,000    $ 4,488,000        $  (963,000)       $ 3,525,000        $ 8,706,000


As of September 30, 2009 and June 30, 2009, the Company had unrealized losses of $542,000 and $687,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the two components for the three months ended September 30, 2009 and 2008, respectively.


For the three months ended September 30,                2009             2008
                                                    -----------      -----------
Realized gain (loss) on marketable securities       $   109,000      $  (275,000)
Unrealized gain (loss) on marketable securities        (921,000)          28,000
                                                    -----------      -----------
Net loss on marketable securities                   $  (812,000)     $  (247,000)
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

As of September 30, 2009 and June 30, 2009, the Company had net other investments of $4,477,000 and $4,077,000, which consist of the following:

   Type                               September 30, 2009     June 30, 2009
   ---------------------------        ------------------  ----------------
   Private equity hedge fund           $       3,427,000  $      3,427,000
   Corporate debt instruments                    600,000           450,000
   Other                                         450,000           200,000
                                       -----------------  ----------------
                                       $       4,477,000  $      4,077,000
                                       =================  ================

During the three months ended September 30, 2009 and 2008, the Company recorded impairment losses on other investments of $0 and $527,000, respectively.


NOTE 6 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which was primarily codified into ASC Topic 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 is effective as of the beginning of the Company's 2009 fiscal year. In February 2008, the FASB deferred the effective date of ASC Topic 820 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until the beginning of fiscal year 2010. The Company adopted ASC Topic 820 with respect to financial assets and liabilities on July 1, 2008. There was no material effect on the financial statements upon adoption of this new accounting pronouncement.

ASC Topic 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of September 30, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3      September 30,
                                                                                     2009
                                       ---------    ---------      ---------     ------------
Cash                                 $   312,000            -              -      $   312,000
Investment in marketable securities    9,739,000            -              -        9,739,000
                                       ---------    ---------      ---------       ----------
                                     $10,051,000            -              -      $10,051,000
                                      ==========    =========      =========       ==========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of September 30, 2009:

                                                                                             Loss for the
                                                                                          Three months ended
Assets:                           Level 1    Level 2      Level 3    September 30, 2009   September 30, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -    $4,477,000     $4,477,000                         -


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


NOTE 7 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. Future installment payments as of September 30, 2009 are as follows:

       For the year ending June 30,

                  2010      258,000
                  2011      144,000
                           --------
                   Total   $402,000
                           ========

As of September 30, 2009, the present value of the liability of $402,000 was included in the accounts payable and other liabilities balance of $9,016,000 on the Company's condensed consolidated balance sheet.


NOTE 8 - LINE OF CREDIT

The Partnership has a $2,500,000 unsecured revolving line of credit facility with a bank that matures on February 2, 2010. Borrowings under the line of credit bear interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). The interest rate at September 30, 2009 was 6.25%. The outstanding balance on the line of credit was $1,735,000 and $1,811,000 as of September 30, 2009 and June 30, 2009, respectively.
Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. The Partnership was not in compliance with the financial covenants as of June 30, 2009. The Partnership received a waiver of such non-compliance from the bank on September 16, 2009.


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


Information below represents reporting segments for the three months ended September 30, 2009 and 2008, respectively. Operating income (loss) for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended              Hotel      Real Estate   Investment
September 30, 2009            Operations   Operations   Transactions      Other         Total
                             -----------   -----------  ------------   -----------   ------------
Revenues                     $ 8,530,000   $   136,000   $         -   $         -  $   8,666,000
Expenses                      (8,032,000)      (70,000)            -      (201,000)   ( 8,303,000)
                             -----------   -----------   -----------   -----------   ------------
Income(loss) from operations     498,000        66,000             -      (201,000)       363,000
Interest expense                (713,000)      (41,000)            -             -       (754,000)
Income(loss) from investments          -             -      (923,000)            -       (923,000)
Income tax benefit                     -             -             -       409,000        409,000
                             -----------   -----------   -----------   -----------   ------------
Net income (loss)            $  (215,000)  $    25,000   $  (923,000)  $   208,000   $   (905,000)
                             ===========   ===========   ===========   ===========   ============
Total Assets                 $39,472,000   $ 5,277,000   $14,216,000   $ 7,833,000   $ 66,798,000
                             ===========   ===========   ===========   ===========   ============


As of and for the
Three months ended              Hotel      Real Estate   Investment
September 30, 2008            Operations   Operations   Transactions      Other         Total
                             -----------   -----------  ------------   -----------   ------------
Revenues                     $ 9,299,000   $   139,000   $         -   $         -   $  9,438,000
Expenses                      (8,364,000)      (82,000)            -     (178,000)     (8,624,000)
                             -----------   -----------   -----------   -----------   ------------
Income(loss) from operations    935,000        57,000             -     (178,000)        814,000
Interest expense                (719,000)      (42,000)            -             -       (761,000)
Income(loss) from investments          -             -      (845,000)            -       (845,000)
Income tax benefit                     -             -             -       347,000        347,000
                             -----------   -----------   -----------   -----------   ------------
Net income (loss)            $   216,000  $    15,000   $  (845,000)  $   169,000   $   (445,000)
                             ===========   ===========   ===========   ===========   ============
Total Assets                 $40,290,000   $ 5,294,000   $12,783,000   $ 7,088,000   $ 65,455,000
                             ===========   ===========   ===========   ===========   ============


NOTE 10 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2009 and 2008, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period.

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership rent of $399,000 for the three months ended September 2008. As discussed in Note 7, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

During the three months ended September 30, 2009, the Company received management fees from Justice Investors totaling $78,000 and $45,000, respectively. These amounts were eliminated in consolidation.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). The Company has a 50.0% limited partnership interest in Justice and serves as the managing general partner of Justice. Evon Corporation ("Evon") serves as the other general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the "Hotel"). The financial statements of Justice are consolidated with those of the Company.

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

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets, and assumed the contract with Ace Parking for the operations of the garage. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

Three Months Ended September 30, 2009 Compared to Three Months
Ended September 30, 2008

The Company had a net loss of $905,000 for the three months ended September 30, 2009 compared to a net loss of $445,000 for the three months ended September 30, 2008. The net loss attributed to the Company was $594,000 and $440,000 for the three months ended September 30, 2009 and 2008, respectively. The net loss attributed to the noncontrolling interest was $311,000 and $5,000 for the three months ended September 30, 2009 and 2008, respectively. The increase in the net loss is primarily attributable to the increase in the net loss from hotel operations and the increase in the net loss on marketable securities.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2009 and 2008.


For the three months ended September 30,                         2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,732,000    $  7,588,000
 Food and beverage                                              951,000       1,259,000
 Garage                                                         668,000         399,000
 Other                                                          179,000          53,000
                                                             ----------      ----------
  Total hotel revenues                                        8,530,000       9,299,000
Operating expenses, excluding interest, depreciation and
 amortization                                                (6,876,000)     (7,242,000)
                                                             ----------      ----------
Operating income before interest expense, depreciation and
 amortization expense                                         1,654,000       2,057,000

Interest expense                                               (713,000)       (719,000)
Depreciation and amortization expense                        (1,156,000)     (1,122,000)
                                                             ----------      ----------
Income (loss) from hotel operations                         $  (215,000)    $   216,000
                                                             ==========      ==========

For the three months ended September 30, 2009, the Hotel generated operating income of approximately $1,654,000 before interest, depreciation and amortization, on operating revenues of approximately $8,530,000 compared to operating income of approximately $2,057,000 before interest, depreciation and amortization, on operating revenues of approximately $9,299,000 for the three months ended September 30, 2008. The decrease in Hotel operating income is primarily attributable to the decrease in room and food and beverage revenues in the current period, partially offset by an increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

Room revenues decreased by approximately $856,000 for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008 and food and beverage revenues decreased by approximately $308,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market began to reduce room rates beginning in October 2008 in an effort to maintain occupancy levels in an increasingly more competitive market as economic conditions deteriorated. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies dramatically cut back on business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended September 30, 2009 and 2008.

Three Months Ended         Average           Average
   September 30,          Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $147              92%              $135
      2008                   $187              81%              $152

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. The Hotel's average daily room rate was approximately $39 lower for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 11% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

Management has also continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. The Hotel's management company has added support to those efforts by agreeing to reduce its management fees by fifty percent for the 2009 calendar year. As a result, we have seen further reductions in operating costs of the Hotel for the three months ended September 30, 2009 despite maintaining higher occupancy levels. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience.

The Company had a net loss on marketable securities of $812,000 for the three months ended September 30, 2009 compared to a net loss on marketable securities of $247,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, the Company had a net realized gain of $109,000 and a net unrealized loss of $921,000. For the three months ended September 30, 2008, the Company had a net realized loss of $275,000 and a net unrealized gain of $28,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of September 30, 2009, the Company had net other investments of $4,477,000. During the three months ended September 30, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $0 and $527,000, respectively.

Margin interest and trading expenses increased to $156,000 for the three months ended September 30, 2009 from $108,000 for the three months ended September 30, 2008 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax benefit increased to $409,000 for the three months ended September 30, 2009 from $347,000 for the three months end September 30, 2008 primarily as the result of the increase in the pre-tax loss.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 60 different equity positions. The portfolio contains three equity securities that are more than 5% of the equity value of the portfolio, with the largest being 26.2% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2009 and June 30, 2009, the Company had investments in marketable equity securities of $9,739,000 and $8,706,000, respectively. The following tables show the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2009 and June 30, 2009.

   As of September 30, 2009:
                                                             % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------

   Dairy products                       $ 2,550,000               26.2%
   REITs                                  1,691,000               17.4%
   Financial services                     1,718,000               17.6%
   Electronic traded funds(ETFs)          1,244,000               12.8%
   Technology and telecom                   824,000                8.5%
   Other                                  1,712,000               17.5%
                                       ------------           ----------
                                       $  9,739,000              100.0%
                                       ============           ==========

As of June 30, 2009:
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
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

For the three months ended September 30,         2009              2008
                                              ----------       -----------
Net loss on marketable securities            $  (812,000)     $   (247,000)
Impairment loss on other investments                   -          (527,000)
Dividend and interest income                      45,000            37,000
Margin interest expense                          (71,000)          (15,000)
Trading and management expenses                  (85,000)          (93,000)
                                              ----------        ----------
                                             $  (923,000)     $   (845,000)
                                              ==========        ==========


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows are primarily generated from its Hotel operations and general partner fees from Justice. The Company also receives revenues generated from the investment of its cash and marketable securities and other investments. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006. For the three months ended September 30, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. Following the payment of those distributions, the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009. As a result, no partnership distributions were paid for the three months ended September 30, 2009. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during the second half of calendar 2010, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the three months ended September 30, 2009 increased to $78,000, compared to $45,000 for the three months ended September 30, 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with

The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $28,157,000 as of September 30, 2009.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,412,000 as of September 30, 2009.

Justice also has a $2,500,000 unsecured revolving line of credit facility from United California Bank (which was acquired by East-West Bank as of November 6,
2009) that can be used for short term business requirements. The line of credit matures on February 2, 2010 and borrowings bear interest at an annual interest rate based on the Wall Street Journal Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of September 30, 2009, there was a balance of $1,735,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of September 30, 2009, plus 3%). The Partnership was not incompliance with the financial covenants of its line of credit as of June 30, 2009, but received a waiver of such non-compliance from the bank on September 16, 2009.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the utilization of the line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, other investments, real estate operations and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company's current and future obligations.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations.


                                    Total        Year 1       Year 2       Year 3       Year 4       Year 5      Thereafter
                                 -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable           $48,690,000   $  613,000   $  859,000   $  910,000   $  963,000   $1,019,000   $44,326,000
Line of credit                     1,735,000    1,735,000            -            -            -            -             -
Other notes payable                  483,000      304,000      179,000            -            -            -             -
Capital leases                       400,000      143,000      243,000       14,000            -            -             -
Operating leases                     368,000      368,000            -            -            -            -             -
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $51,676,000   $3,163,000   $1,281,000   $  924,000   $  963,000   $1,019,000   $44,326,000


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


                              PART II.
                          OTHER INFORMATION

Item 5. Other Information.

Santa Fe shares office space with its parent company, InterGroup, and its subsidiary, Portsmouth. Effective October 1, 2009, the Company, InterGroup and Portsmouth relocated their principal executive offices from 820 Moraga Drive, Los Angeles, CA 90049 to 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 20024. The Company believes that the Wilshire office is better suited for the Company's needs and will result in savings of administrative costs. The Company's general telephone number of (310) 889-2500 and its general fax number of (310) 889-2525 will remain the same.


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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: November 13, 2009                   by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 13, 2009                   by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: November 13, 2009                   by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Financial Officer