Form 10-K
period 2010-06-30
SANTA FE FINANCIAL CORP
filed 2010-09-27
CIK 86759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------
                               FORM 10-K

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

   Large accelerated filer  [ ]                 Accelerated filer [ ]

   Non-accelerated filer    [ ]                 Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)  [ ] Yes   [X] No

The aggregate market value of the Common Stock, $.10 Par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2009 (the last business day of registrant's most recently completed second fiscal quarter) was $1,984,248.

The number of shares outstanding of registrant's Common Stock, as of September 20, 2010, was 1,241,810.


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                           TABLE OF CONTENTS

                                PART I                                 PAGE
                                ------                                 ----

Item 1.     Business.                                                     5

Item 1A.    Risk Factors.                                                12

Item 1B.    Unresolved Staff Comments.                                   12

Item 2.     Properties.                                                  12

Item 3.     Legal Proceedings.                                           14

                                PART II
                                -------

Item 5.     Market for Registrant's Common Equity, Related Stockholder   15
             Matters and Issuer Purchases of Equity Securities.

Item 6.     Selected Financial Data.                                     16

Item 7.     Management's Discussion and Analysis of Financial            16
             Condition and Results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.  23

Item 8.     Financial Statements and Supplementary Data.                 23

Item 9.     Changes in and Disagreements With Accountants on             48
             Accounting and Financial Disclosure.

Item 9A.    Controls and Procedures.                                     48

Item 9B.    Other Information.                                           49

                                PART III
                                --------

Item 10.    Directors, Executive Officers and Corporate Governance.      49

Item 11.    Executive Compensation.                                      52

Item 12.    Security Ownership of Certain Beneficial Owners and          55
             Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and          57
             Director Independence.

Item 14.    Principal Accounting Fees and Services.                      58

                                PART IV
                                -------

Item 15.    Exhibits, Financial Statement Schedules.                     59

SIGNATURES                                                               61

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

As of June 30, 2010, approximately 76% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation ("InterGroup"), a public company (NASDAQ: INTG). As of June 30, 2010, Santa Fe owned approximately 68.8% of the common stock of Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

The Company's principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth. Portsmouth's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). The Company has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. The financial statements of Justice are consolidated with those of the Company. See
Note 2 to the consolidated financial statements.

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

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2010, there were 113 limited partners in Justice, including Portsmouth and Evon.

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


BUSINESS DEVELOPMENTS DURING THE LAST THREE FISCAL YEARS

Garage Installment Sale Agreement

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon's contract with Ace Parking Management, Inc. ("Ace Parking") for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. See Note 11 to the Consolidated Financial Statements.

Amendment of Limited Partnership Agreement

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

New General Partner Compensation Agreement

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the "Compensation Agreement") was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon.
During the years ended June 30, 2010 and 2009, the general partners were paid approximately $417,000 and $435,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $264,000 and $222,000 was paid to Portsmouth for fiscal 2010 and 2009.


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

Pursuant to the Franchise Agreement, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month; the third year was at four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent (4%) of the Hotel's gross room revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Partnership also pays a monthly information technology recapture charge of 0.75% of the Hotel's gross revenue. In this difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year.

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


HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the years ended June 30, 2010 and 2009. In support of the Partnership's efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2010, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2010 and 2009 were $246,000 and $398,000, respectively.


GARAGE LEASE AND OPERATIONS

Until September 30, 2008, the garage portion of the Hotel property was leased by the Partnership to Evon. That lease provided for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $20,000 per month. That lease was to expire in November 2010. The garage lessee, Evon, was responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ace Parking pursuant to a parking facility management agreement. As discussed above, effective October 1, 2008, the Partnership purchased all of Evon's right title and interest in the remaining term of its lease and other related assets and assumed Evon's contract with Ace Parking as well as other liabilities associated with the operation of the garage. The Ace Parking agreement runs until October 31, 2010, with an option to renew for another five-year term. Pursuant to that agreement, the Partnership will pay to Ace Parking a management of $2,000 per month, an accounting fee equal to $250 per month, plus three percent (3%) of annual net profits in excess of $150,000.

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

The Hotel's target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced a significant decrease in higher rated corporate and business travel during the last two fiscal years as many companies have severely cut their travel and entertainment budgets in response to economic conditions. As a result, there is added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods.

In this highly competitive market, Management has continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and to attract new guests to the Hotel at higher room rates.

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


EMPLOYEES

As of June 30, 2010, Santa Fe had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their employee relationships are satisfactory. Most of the non-management employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). The Hotel's contract with Local 2 expired on August 14, 2009. While Local 2 has sent a statutory letter to the Hotel to open negotiations, no talks between the Hotel and union representatives have commenced to date. At this time, no disruptions to the operations of the Hotel are expected resulting from this expired and unresolved union contract.

The Hotel has two other labor agreements. A new contract with Stationary Engineers, Local 39 was reached on July 31, 2009 with an effective date retroactive to January 12, 2009 and an expiration date of January 11, 2011. A contract with Teamsters Local 856 expiring on December 31, 2008 was extended to December 31, 2010.


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

None.


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


HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,723,000 as of June 30, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,267,000 as of June 30, 2010.

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.


LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2010, real estate property taxes were approximately $57,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. As of June 30, 2010, the outstanding mortgage balance was $1,660,000. The mortgage carries a fixed interest rate of 7.73% and matures in October 2029.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2010, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $407,000 at June 30, 2010 and the maturity date of the mortgage is January 2032 and is collateralized by the property. The interest rate is variable and was 6.45% at June 30, 2010.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage both of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century
West was for a term of twelve months ending on July 31, 2006 and continues thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. For the years ended June 30, 2010 and 2009, management fees were $23,000 for each respective period.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2010, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 70% and 95%, respectively. The physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2010 for Woodland Village and Acanto was 99% and 92%, respectively.

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

                               Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Santa Fe's common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol: SFEF.OB The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Santa Fe's common stock for each full quarterly period for the years ended June 30, 2010 and 2009. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


Fiscal 2010                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $10.05         $ 7.00
Second Quarter (10/1 to 12/31)         $10.50         $ 7.25
Third Quarter (1/1 to 3/31)            $ 8.00         $ 7.50
Fourth Quarter (4/1 to 6/30)           $12.00         $ 7.50


Fiscal 2009                             High            Low
-----------                             -----          -----
First Quarter (7/1 to 9/30)            $13.71         $13.50
Second Quarter (10/1 to 12/31)         $24.00         $ 8.00
Third Quarter (1/1 to 3/31)            $12.35         $ 6.60
Fourth Quarter (4/1 to 6/30)           $10.05         $ 7.60


As of September 10, 2010, the number of holders of record of the Company's Common Stock was approximately 246. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. Including beneficial holders, there are approximately 414 shareholders of the Company's Common Stock.


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


PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2010 and does not have any publicly announced repurchase program.

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


Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

The Company had a net loss of $3,603,000 for the year ended June 30, 2010 compared to a net loss of $1,769,000 for the year ended June 30, 2009. The increase in the net loss is primarily attributable to the current year net loss on marketable securities of $429,000 compared to a net gain on marketable securities of 2,695,000 in the prior year and an increase in depreciation and amortization expense of approximately $281,000 resulting from improvements to the Hotel during fiscal 2010. This change was partially offset by a higher income tax benefit and improved hotel operations.

The Company had a loss on hotel operations of $2,289,000 for the year ended June 30, 2010, compared to a loss of $2,621,000 for the year ended March 31, 2009. The reduction in the loss was primarily attributable to a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 which was incurred during fiscal 2009, partially offset by an increase in depreciation and amortization expense due to improvements to the Hotel during the current year, including upgrades to the guest rooms and installation of energy saving controls and devices.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2010 and 2009.


For the years ended June 30,                                    2010            2009
---------------------------                                 -----------     ----------
Hotel revenues:
 Hotel rooms                                               $ 24,848,000    $ 25,237,000
 Food and beverage                                            4,703,000       4,911,000
 Garage                                                       2,507,000       2,104,000
 Other operating departments                                    622,000         569,000
                                                             ----------      ----------
  Total hotel revenues                                       32,680,000      32,821,000

Operating expenses excluding interest, depreciation
  and amortization                                          (27,223,000)    (28,015,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 5,457,000       4,806,000

Interest expense                                             (2,902,000)     (2,873,000)
Depreciation and amortization expense                        (4,844,000)     (4,554,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(2,289,000)    $(2,621,000)
                                                             ==========      ==========

For the fiscal year ended June 30, 2010, the Hotel generated operating income of approximately $5,457,000 before interest, depreciation and amortization, on operating revenues of approximately $32,680,000 compared to operating income of approximately $4,806,000 before interest, depreciation and amortization, on operating revenues of approximately $32,821,000 for the fiscal year ended June 30, 2009. The increase in Hotel operating income from fiscal 2009 to 2010 is primarily attributable to a one-time loss on the termination of the garage lease in the amount of $684,000 which was included in operating expenses in fiscal 2009, partially offset by a $141,000 decline in total hotel revenues in fiscal 2010.

Room revenues decreased by approximately $389,000 for the fiscal year ended June 30, 2010 when compared to fiscal year ended June 30, 2009 and food and beverage revenues decreased by approximately $208,000 for the same period. The decrease in room revenues was primarily attributable to a significant decline in average daily room rates during fiscal 2010 as hotels in the San Francisco market continued to reduce room rates in an effort to maintain occupancy levels in a very competitive market. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events. The declines in room and food and beverage revenue were partially offset by a $403,000 increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the fiscal years ended June 30, 2010 and 2009.

Fiscal Year Ended          Average           Average
     June 30,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $143              87%              $125
      2009                   $157              81%              $127

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. Room rates continue to be the toughest challenge as the Hotel's average daily room rate was approximately $14 lower for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 6% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that compared very favorably to its competitive set.

In this highly competitive market, management has also continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel television systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and attract new guests to the Hotel at higher room rates.

Operating income from the Company's real estate operations remained consistent. Although the Company was operating in a tougher economic environment, the Company's real estate operations remained relatively stable. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $429,000 for the year ended June 30, 2010 as compared to a net gain on marketable securities of $2,695,000 for the year ended June 30, 2009. For the year ended June 30, 2010, the Company had a net realized gain of $2,650,000 and a net unrealized loss of $3,079,000. For the year ended June 30, 2009, the Company had a net realized loss of $280,000 and a net unrealized gain of $2,975,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $266,000 from the year ended June 30, 2010 from $150,000 for the year ended June 30, 2009 due to the increased investment in income yielding securities.

Margin interest and trading expenses increased to $554,000 for the year ended June 30, 2010 from $417,000 for the year ended June 30, 2009. The increase is primarily due to the increase in margin interest expense to $205,000 for the year ended June 30, 2010 from $54,000 for the year ended June 30, 2009. The increase is the result of the maintenance of higher margin balances.

The Company may also invest, with the approval of the Securities Investment Committee and other company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of June 30, 2010, the Company had net other investments of $4,124,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $128,000 related to these warrants during the year ended June 30, 2010. During the years ended June 30, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $1,121,000 and $965,000, respectively.

During the year ended June 30, 2010, the provision for income tax benefit increased to $1,169,000 from $189,000 for the year ended June 30, 2009.
The effective tax rate is significantly higher for the year ended June 30, 2010 as compared to the year ended June 30, 2009 primarily due to a lower net loss from Justice which resulted in a lower amount of noncontrolling interest that was reconciled against the net loss of the Company for income tax calculation purposes.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2010 and 2009, the Company had investments in marketable equity securities of $4,332,000 and $8,706,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as:

   June 30, 2010                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Investment funds                    $  1,876,000               43.3%
   REITs                                    880,000               20.3%
   Healthcare                               668,000               15.4%
   Services                                 296,000                6.8%
   Financial services                       214,000                4.9%
   Other                                    398,000                9.3%
                                         ----------              ------
                                       $  4,332,000              100.0%
                                         ==========              ======

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
                                         ==========              ======

The Company's investment portfolio is diversified with 34 different equity positions. The portfolio contains five individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 23.4% of the total equity value of the entire portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,                     2010              2009
                                            -------------     -------------

Net (loss)gain on marketable securities      $  (429,000)     $  2,695,000
Net unrealized gain on other investments         128,000                 -
Impairment loss on other investments          (1,121,000)         (965,000)
Dividend and interest income                     266,000           150,000
Margin interest expense                         (205,000)          (54,000)
Trading and management expenses                 (349,000)         (363,000)
                                              ----------        ----------
                                             $(1,710,000)     $  1,463,000
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

As of June 30, 2010 and 2009, the Company had net other investments of $4,124,000 and $4,077,000, respectively. Included in the net other investments are notes and convertible notes in Comstock Mining, Inc., a public company, that had a carrying value of $1,125,000 (net of impairment adjustments) as of June 30, 2010. The face value of these notes and convertible notes as of June 30, 2010 totaled approximately $6,535,000, which includes $4,512,000 of principal and $2,023,000 of accrued interest. Comstock Mining is currently working with its debt holders, including the Company, to restructure its debt and capital structure.


FINANCIAL CONDITION AND LIQUIDITY

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

The Hotel started to generate cash flows from its operations in June 2006. For the fiscal year ended June 30, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. The fiscal 2009 distributions were paid in September 2008, after which the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and 2010. As a result, no Partnership distributions were paid in fiscal 2010. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during 2011, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the year ended June 30, 2010 increased to $264,000, compared to $222,000 for the year ended June 30, 2009.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,723,000 as of June 30, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,267,000 as of June 30, 2010.

Justice had a $2,500,000 unsecured revolving line of credit facility with East West Bank (formerly United Commercial Bank) that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the new term loan to pay off the line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for a number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations which also includes interest.


                                   Total        Year 1       Year 2       Year 3       Year 4       Year 5      Thereafter
                                 -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable           $62,928,000   $3,613,000   $3,613,000   $3,613,000   $3,613,000   $3,613,000   $44,863,000
Other notes payable                4,274,000    1,234,000      708,000      694,000    1,629,000        9,000             -
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $67,202,000   $4,847,000   $4,321,000   $4,307,000   $5,242,000   $3,622,000   $44,863,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------


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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.


Item 8.  Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                         PAGE

Report of Independent Registered Public Accounting Firm             24

Consolidated Balance Sheets - June 30, 2010 and 2009                25

Consolidated Statements of Operations - For
  Years Ended June 30, 2010 and 2009                                26

Consolidated Statements of Shareholders' Equity(Deficit) - For
  Years Ended June 30, 2010 and 2009                                27

Consolidated Statements of Cash Flows - For
  Years Ended June 30, 2010 and 2009                                28

Notes to the Consolidated Financial Statements                      29 - 47

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
   Shareholders of Santa Fe Financial Corporation:

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation and its subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Financial Corporation and its subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective July 1, 2009.



/s/Burr Pilger Mayer, Inc.
San Francisco, California
September 24, 2010

                                SANTA FE FINANCIAL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                                         June 30, 2010         June 30, 2009
                                                          ------------          ------------
ASSETS
  Investment in hotel, net                                $ 37,561,000          $ 40,290,000
  Investment in real estate, net                             5,228,000             5,294,000
  Investment in marketable securities                        4,332,000             8,706,000
  Other investments, net                                     4,124,000             4,077,000
  Cash and cash equivalents                                    632,000               291,000
  Accounts receivable, net                                   1,573,000             1,271,000
  Other assets, net                                          1,680,000             1,817,000
  Deferred tax asset                                         4,891,000             3,709,000
                                                           -----------           -----------
Total assets                                              $ 60,021,000          $ 65,455,000
                                                           ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Liabilities
  Accounts payable and other liabilities                  $  8,019,000          $  7,487,000
  Due to securities broker                                     889,000             2,560,000
  Obligations for securities sold                              708,000             1,165,000
  Line of credit                                                     -             1,811,000
  Other notes payable                                        3,688,000             1,280,000
  Mortgage notes payable - real estate                       2,067,000             2,132,000
  Mortgage notes payable - hotel                            45,990,000            46,757,000
                                                           -----------           -----------
Total liabilities                                           61,361,000            63,192,000
                                                           -----------           -----------

Commitments and contingencies

Shareholders' equity(deficit)
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000               134,000
  Additional paid-in capital                                 8,808,000             8,808,000
  Accumulated deficit                                       (2,588,000)             (674,000)
  Treasury stock, at cost, 97,828 shares                      (951,000)             (951,000)
                                                           -----------           -----------
Total Santa Fe shareholders' equity                          5,403,000             7,317,000
Noncontrolling interest                                     (6,743,000)           (5,054,000)
                                                           -----------           -----------

Total shareholders' (deficit)equity                         (1,340,000)            2,263,000
                                                           -----------           -----------

Total liabilities & shareholders' equity                  $ 60,021,000          $ 65,455,000
                                                           ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.


                       SANTA FE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended June 30,                              2010            2009
                                                       ----------     -----------
Revenues
 Hotel                                                $32,680,000     $32,821,000
 Real estate                                              554,000         560,000
                                                       ----------     -----------
Total revenues                                         33,234,000      33,381,000
                                                       ----------     -----------
Costs and operating expenses
 Hotel operating expenses                             (27,223,000)    (27,331,000)
 Real estate operating expenses                          (216,000)       (217,000)
 Loss on termination of garage lease                            -        (684,000)
 Depreciation and amortization expense                 (4,910,000)     (4,629,000)
 General and administrative expense                      (948,000)       (903,000)
                                                       ----------     -----------
Total costs and operating expenses                    (33,297,000)    (33,764,000)
                                                       ----------     -----------
Loss from operations                                      (63,000)       (383,000)
                                                       ----------     -----------

Other income (expense)
 Interest expense                                      (2,999,000)     (3,038,000)
 Net (loss)gain on marketable securities                 (429,000)      2,695,000
 Net unrealized gain on other investments                 128,000               -
 Impairment loss on other investments                  (1,121,000)       (965,000)
 Dividend and interest income                             266,000         150,000
 Trading and margin interest expense                     (554,000)       (417,000)
                                                       ----------     -----------
Net other expense                                      (4,709,000)     (1,575,000)
                                                       ----------     -----------
Loss before income tax                                 (4,772,000)     (1,958,000)
Income tax benefit                                      1,169,000         189,000
                                                       ----------       ---------
Net loss                                               (3,603,000)     (1,769,000)
Less: Net loss attributable to
      noncontrolling interest                           1,689,000         466,000
                                                       ----------      ----------
Net loss attributable to Santa Fe                      (1,914,000)     (1,303,000)
                                                       ==========      ==========

Basic and diluted loss per share                      $     (1.54)    $     (1.05)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.


                    SANTA FE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                      Common Stock                      Retained
                   -------------------    Additional    Earnings              Total Santa Fe                       Total
                                           Paid-In     (Accumulated  Treasury  Shareholders'   Noncontrolling    Shareholders'
                     Shares     Amount     Capital       Deficit)     Stock   Equity(Deficit)    Interest        Equity(Deficit)
                   ---------  ---------   ----------   ----------   --------- --------------   --------------    ---------------
Balance at
June 30, 2008      1,339,638  $134,000    $8,808,000  $ 1,054,000   $(951,000)  $  9,045,000   $   (4,588,000)   $     4,457,000


Net loss                                               (1,303,000)                (1,303,000)        (466,000)        (1,769,000)

Distributions to
Noncontrolling
Interest                                                 (425,000)                  (425,000)                           (425,000)

                   ---------  ---------   ----------   ----------   ---------   ------------   --------------    ----------------
Balance at
June 30, 2009      1,339,638   134,000     8,808,000     (674,000)   (951,000)     7,317,000       (5,054,000)         2,263,000


Net loss                                               (1,914,000)                (1,914,000)      (1,689,000)        (3,603,000)

                   ---------  ---------   ----------    ----------   ---------  ------------   --------------    ---------------
Balance at
June 30, 2010      1,339,638  $134,000    $8,808,000  $(2,588,000)  $(951,000)  $  5,403,000   $   (6,743,000)   $    (1,340,000)
                   =========  =========   ==========    ==========   =========  ============   ==============    ===============


The accompanying notes are an integral part of these consolidated financial statements.


                           SANTA FE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended June 30,                           2010          2009
                                                    ----------    ----------
Cash flows from operating activities:
  Net loss                                         $(3,603,000)  $(1,769,000)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Net unrealized loss(gain) on marketable
     securities                                      3,079,000    (2,975,000)
    Net unrealized gain on other investments          (128,000)            -
    Impairment loss on other investments             1,121,000       965,000
    Depreciation and amortization                    4,910,000     4,629,000
    Loss on termination of garage lease                      -       684,000
    Changes in operating assets and liabilities:
      Investment in marketable securities            1,295,000    (1,403,000)
      Accounts receivable                             (302,000)     (131,000)
      Other assets                                     134,000        75,000
      Accounts payable and other liabilities           583,000       896,000
      Due to securities broker                      (1,671,000)    1,120,000
      Obligations for securities sold                 (457,000)    1,165,000
      Deferred tax asset                            (1,182,000)     (192,000)
                                                    ----------    ----------
  Net cash provided by operating activities          3,779,000     3,064,000
                                                    ----------    ----------
Cash flows from investing activities:
  Capital expenditures for furniture, equipment
   And building improvements                        (1,409,000)   (1,303,000)
  Investment in other investments                   (1,040,000)     (803,000)
                                                    ----------    ----------
  Net cash used in investing activities             (2,449,000)   (2,106,000)
                                                    ----------    ----------
Cash flows from financing activities:
  Borrowings from note payable/line of credit          689,000       298,000
  Principal payments on mortgage notes payable        (832,000)     (768,000)
  Payment on other notes payable                      (846,000)     (535,000)
  Cash distributions to noncontrolling interest              -      (425,000)
                                                    ----------    ----------
  Net cash used in financing activities               (989,000)   (1,430,000)
                                                    ----------    ----------
Net increase(decrease) in cash and cash equivalents    341,000      (472,000)

Cash and cash equivalents at beginning of year         291,000       763,000
                                                    ----------    ----------
Cash and cash equivalents at end of year           $   632,000   $   291,000
                                                    ==========    ==========
Supplemental information:

  Net income tax paid                              $     3,000   $     3,000
                                                    ==========    ==========
  Interest paid                                    $ 3,205,000   $ 3,092,000
                                                    ==========    ==========
Conversion of line of credit into other notes
  Payable                                          $ 2,500,000   $         -
                                                    ==========    ==========
 Fixed assets acquired through capital lease       $   754,800   $         -
                                                    ==========    ==========
Note payable issued under the installment
   sale agreement                                  $         -       727,000
                                                    ==========    ==========
  Fixed assets acquired and note payable assumed
   under the installment sale agreement            $         -       (43,000)
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

The Company's primary business is conducted through Portsmouth's general and limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company.

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform the day-to-day management functions of the Hotel.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles
(GAAP). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2010 and 2009.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2010 and 2009.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities that are carried at cost net of any impairment loss and non-marketable warrants carried at fair value. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2010 and 2009, the Company recorded impairment losses related to other investments of $1,121,000 and $965,000, respectively.

Derivative Financial Instruments

The Company has investments in stock warrants that are considered derivative instruments.

Derivative financial instruments, as defined in ASC 815-10-15-83, "Derivatives and Hedging"(pre-Codification SFAS No. 133 Accounting for Derivative Financial Instruments and Hedging Activities ), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company's consolidated balance sheet with the related unrealized gain or loss recorded in the Company's consolidated statement of operations. The Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's consolidated statement of operations will reflect the volatility in these estimate and assumption changes.

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

Other Assets, Net

Other asset includes loan fees, franchise fees and license fees. Loan fees are stated at cost and amortized over the term of the loan using the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

Income Taxes

Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement and tax basis of assets and liabilities at the current enacted tax rates. Changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets where realization is not likely.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the "more-likely-than-not" threshold based on the technical merits of the positions.

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advance deposits and other liabilities.

Fair Value of Financial Instruments

The Company accounts for its assets and liabilities under accounting standards of fair value measurement. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. Accounting standards for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1-inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2-inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3-inputs to the valuation methodology are unobservable and significant to the fair value.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2010 and 2009, there were no liabilities for environmental remediation.

Revenue Recognition

Room revenue is recognized on the date upon which a guest occupies a room and/or utilizes the Hotel's services. Food and beverage revenues are recognized upon delivery. Garage revenue is recognized when a guest uses the garage space.

Rental revenue is recognized on the straight-line method of accounting whereby contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees' revenues, which are recognized when earned.

Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $278,000 and $273,000 for the years ended June 30, 2010 and 2009, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2010 and 2009, the Company did not have any potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (ASC) Topic
105. This standard became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was effective for interim or annual financial periods ended after September 15, 2009. The Company adopted ASC 105 beginning the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows. Additionally, the FASB now uses Accounting Standards Updates (ASU) to amend ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has been codified into ASC Topic 810-10, "Consolidation". It clarifies that related parties should be considered when evaluating the criteria for determining whether a decision maker's or service provider's fee represents a variable interest. In addition, the amendments clarify that a quantitative calculation should not be the sole basis for evaluating whether a decision maker's or service provider's fee represents a variable interest. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. Management does not anticipate that the adoption of this guidance will have a material effect on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 and updated by ASU 2010-09. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the consolidated financial statements were issued.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retrospective adoption of the presentation and disclosure requirements for previously existing minority
interests.  All other requirements are to be applied prospectively.   This
standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June 30, 2009. Effective July 1, 2009 under ASC Topic 810, losses attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those respective interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the accumulated deficit pertaining to noncontrolling interest totaling $5,054,000 and $4,588,000 as of June 30, 2009 and June 30, 2008, respectively, and reclassified such amount as a separate component of the shareholders' equity (deficit). However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations for the year ended June 30, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which was primarily codified into ASC Topic 825, "Financial Instruments." ASC Topic 825 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted ASC Topic 825 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable, line of credit, other notes payable and mortgage payables are reported at their carrying values.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's consolidated financial statements.

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


NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" which was codified into ASC Topic 910-810, "Real Estate - General - Consolidation", to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a
General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" which was codified into ASC 810-20, "Consolidation", eliminated the concept of "important rights"(ASC Topic 970-810) and replaces it with the concepts of "kick out rights" and "substantive participating rights". In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2010 and 2009, the results of operations for Justice were consolidated with those of the Company.

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


NOTE 3 - INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

June 30, 2010                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     18,392,000        (14,711,000)       3,681,000
Building and improvements   50,253,000        (18,269,000)      31,984,000
                          ------------       ------------     ------------
                          $ 70,541,000       $(32,980,000)    $ 37,561,000
                          ------------       ------------     ------------

June 30, 2009                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   49,545,000        (16,828,000)      32,717,000
                          ------------       ------------     ------------
                          $ 68,380,000       $(28,090,000)    $ 40,290,000
                          ------------       ------------     ------------

Depreciation expense for the years ended June 30, 2010 and 2009 was $4,789,000 and $4,499,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,108,000 and $959,000 as of June 30, 2010 and 2009, respectively. The accumulated amortization on capital leases was $1,046,000 and $670,000 as of June 30, 2010 and 2009, respectively.


NOTE 4 - INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. As of June 30, 2010 and 2009, investment in real estate included the following:

                                                 2010        2009
                                              ---------    ---------
  Land                                      $ 2,430,000  $ 2,430,000
  Buildings, improvements and equipment       2,575,000    2,575,000
  Accumulated depreciation                     (750,000)    (684,000)
                                              ---------    ---------
                                              4,255,000    4,321,000
  Land held for development                     973,000      973,000
                                              ---------    ---------
  Investment in real estate, net            $ 5,228,000    5,294,000
                                              =========    =========

Depreciation expense for the years ended June 30, 2010 and 2009 was $66,000 and $75,000 respectively.

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

At June 30, 2010 and June 30, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.


As of June 30, 2010
                         Gross         Gross            Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 3,791,000    $ 1,108,000      ($567,000)      $541,000        $4,332,000


As of June 30, 2009
                         Gross         Gross            Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 5,181,000    $ 4,488,000      ($963,000)      $3,525,000        $8,706,000


As of June 30, 2010 and 2009, the Company had $436,000 and $687,000,
respectively, of unrealized losses related to securities held for over one year.

The net gain(loss) on marketable securities on the statements of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the years ended June 30, 2010 and 2009, respectively.

For the years ended June 30,                          2010             2009
                                                  -----------      -----------
Realized gain(loss) on marketable securities      $ 2,650,000      $  (280,000)
Unrealized (loss)gain on marketable securities     (3,079,000)       2,975,000
                                                  -----------      -----------
Net (loss)gain on marketable securities           $  (429,000)     $ 2,695,000
                                                  ===========      ===========

NOTE 6 - OTHER INVESTMENTS, NET

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

As of June 30, 2010 and 2009, the Company had net other investments of $4,124,000 and $4,077,000, respectively, which consist of the following:

   Type                                  June 30, 2010     June 30, 2009
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       2,306,000  $      3,427,000
   Corporate debt instruments                  1,433,000           650,000
   Warrants - at fair value                      385,000                 -
                                       -----------------  ----------------
                                       $       4,124,000  $      4,077,000
                                       =================  ================

During the years ended June 30, 2010 and 2009, the Company recorded impairment losses of $1,121,000 and $965,000, respectively.

As of June 30, 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $257,000 and a fair market value of $385,000 as of June 30, 2010. During the year ended June 30, 2010, the Company had an unrealized gain of $128,000 related to these warrants.


NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company's non-financial instruments approximate fair value due to their short maturities(i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker, obligations for securities sold, line of credit) or the nature and terms of the obligation(i.e., other notes payable and mortgage note payable).

The assets measured at fair value on a recurring basis as of June 30, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                  $  632,000    $      -       $      -          $  632,000
                                       ---------                                      ---------
Other investments - warrants                   -     385,000              -             385,000
                                                     -------                          ---------
Investment in marketable securities
  Investment funds                     1,876,000                                      1,876,000
  REITs                                  880,000                                        880,000
  Healthcare                             668,000                                        668,000
  Services                               296,000                                        296,000
  Financial services                     214,000                                        214,000
  Other                                  398,000                                        398,000
                                       ---------                                      ---------
                                       4,332,000                                      4,332,000
                                       ---------     --------       --------          ---------
                                      $4,964,000    $ 385,000      $       -         $5,349,000
                                       =========     ========       ========          =========


Assets:                                 Level 1      Level 2        Level 3        June 30, 2009
-----------                            ---------    ---------      ---------       -------------
Cash                                  $  291,000    $       -      $       -         $  291,000
                                       ---------                                      ---------
Investment in marketable securities
  Dairy products                       3,728,000                                      3,728,000
  REITs and financial                  2,371,000                                      2,371,000
  Basic materials and energy             830,000                                        830,000
  Electronic traded funds                779,000                                        779,000
  Services                               318,000                                        318,000
  Other                                  680,000                                        680,000
                                       ---------                                      ---------
                                       8,706,000                                      8,706,000
                                       ---------     ---------      ---------         ---------
                                      $8,997,000    $        -     $        -        $8,997,000
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


                                                                                            Loss for the
                                                                                          For the year ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2010       June 30, 2010
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $3,739,000     $3,739,000             $(1,121,000)


                                                                                            Loss for the
                                                                                          For the year ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2009        June 30, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $4,077,000     $4,077,000             $(965,000)


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

NOTE 8 - OTHER ASSETS, NET

Other assets consist of the following as of June 30,:

                                   2010         2009
                                ----------   ----------
  Inventory                     $  534,000   $  483,000
  Prepaid expenses                 557,000      679,000
  Miscellaneous assets, net        589,000      655,000
                                ----------   ----------
  Total other assets            $1,680,000   $1,817,000
                                ==========   ==========

Amortization expense of loan fees and franchise costs for the years ended June 30, 2010 and 2009 was $55,000 for each year.


NOTE 9 - OTHER NOTES PAYABLE AND LINE OF CREDIT

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers' compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through December 2010. The notes payable at June 30, 2010 and 2009, were $176,000 and $246,000, respectively.

As of June 30, 2010 and 2009, the Partnership also has a note payable due to Evon Corporation in the amount of $143,000 and $480,000, respectively. This note has an annual fixed interest rate of 2.5% and matures on November 15, 2010. As of June 30, 2010 and 2009, the Partnership also has a note payable to Ace Parking Management, Inc., in the amount of $36,000 and $104,000, respectively. This note has an annual fixed interest rate of 8.5% and matures on October 31, 2010.

Justice leases certain equipment under capital leases expiring in various years through 2012. The capital lease obligations at June 30, 2010 and 2009, were $833,000 and $450,000, respectively. These notes were included as part of accounts payable and other liabilities on the consolidated balance sheets

Minimum future lease payments for assets under capital leases as of June 30, 2010 for each of the next five years and in aggregate are:

    Year ending June 30
          2011                                         $ 441,000
          2012                                           213,000
          2013                                           199,000
          2014                                           140,000
          2015                                             9,000
                                                        --------
            Total minimum lease payments:              1,002,000
            Less interest on capital leases             (169,000)
                                                        --------
            Present value of minimum lease payments      833,000
                                                        ========

NOTE 10 - MORTGAGE NOTES PAYABLE

Each mortgage note payable is secured by its respective land and building. As of June 30, 2010 and 2009, the Company had the following mortgages:



  June 30, 2010   June 30, 2009     Interest Rate   Origination Date     Maturity Date
  -------------   -------------     -------------   ----------------     --------------
  $  27,723,000   $  28,242,000     Fixed 5.22%     July 27, 2005        August 5, 2015
     18,267,000      18,515,000     Fixed 6.42%     March 27, 2007       August 5, 2015
  -------------   -------------
  $  45,990,000   $  46,757,000     Total mortgage notes payable - hotel
  =============   =============

  $   1,660,000   $   1,717,000     Fixed 7.73%     November 1, 1999     October 1,2029
        407,000         415,000     Variable 6.45%  January 1, 2002      January 18, 2032
  -------------   -------------
  $   2,067,000   $   2,132,000     Total mortgage notes payable - real estate
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

Future minimum payments for all notes payable (including the $3,688,000 other notes payable less the $833,000 capital lease obligations) are as follows:

        For the year ending June 30,

          2010                       $  1,513,000
          2011                          1,461,000
          2012                          1,449,000
          2013                          2,535,000
          2014                          1,167,000
          Thereafter                   42,787,000
                                      -----------
                                     $ 50,912,000
                                      ===========


NOTE 11 - HOTEL RENTAL INCOME AND TERMINATION OF GARAGE LEASE

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

Prior to the installment sale agreement, the garage lease had provided for a monthly rental equal to the greater of the sum of $20,000, or an amount equal to 60% of gross parking revenues as defined by the lease. For the three months ended September 30, 2008, the Partnership recorded rental income from Evon of $402,000.

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index. Minimum future rentals to be received under this non-cancellable lease as of June 30, 2010 are as follows:

   For the year ending June 30,
       2011                       $      165,000
       2012                              165,000
       2013                              151,000
                                  --------------
                                  $      481,000
                                  ==============

NOTE 12 - MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2010 and 2009. In support of the Partnership's efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2010, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2010 and 2009 were $246,000 and $398,000, respectively.


NOTE 13 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax benefit (expense) consists of the following:

For the years ended June 30,            2010          2009
                                     ----------    ----------
 Federal
   Current                          $         -   $         -
   Deferred                             926,000       153,000
                                     ----------    ----------
                                        926,000       153,000
                                     ----------    ----------
State
   Current                              (13,000)       (3,000)
   Deferred                             256,000        39,000
                                     ----------    ----------
                                        243,000        36,000
                                     ----------    ----------
                                    $ 1,169,000   $   189,000
                                     ==========    ==========


A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,               2010          2009
                                         ------        ------
  Statutory federal tax rate              34.0%         34.0%
  State income taxes, net of
   federal tax benefit                     4.1%          1.4%
  Noncontrolling interest                 (9.0%)       (23.9%)
  Valuation allowance                     (5.1%)        (1.4%)
  Other                                    0.5%         (0.4%)
                                         ------        ------
                                          24.5%          9.7%
                                         ======        ======

The components of the Company's deferred tax assets and (liabilities) as of June 30, 2010 and 2009 are as follows:

                                                        2010         2009
  Deferred tax assets                                ----------   ----------
    Net operating loss carryforwards                $ 7,044,000  $ 6,962,000
    Other investment impairment reserve               1,543,000    1,062,000
    Constructive sales                                   91,000            -
    Depreciation amortization                           188,000      183,000
    Accrued vacation                                     15,000       20,000
    Valuation allowance                              (1,484,000)  (1,197,000)
                                                     ----------   ----------
                                                      7,397,000    7,030,000
  Deferred tax liabilities
    Unrealized gains on marketable securities          (265,000)  (1,529,000)
    Deferred gains on real estate sale                 (913,000)    (913,000)
    Book/tax basis difference in the investment
     in Justice Investors                              (944,000)    (596,000)
    State taxes                                        (384,000)    (283,000)
                                                     ----------   ----------
                                                     (2,506,000)  (3,321,000)
                                                     ----------   ----------
  Net deferred tax asset                            $ 4,891,000  $ 3,709,000
                                                     ==========   ==========

As of June 30, 2010, the Company had federal and state operating loss carryforwards of $17,174,000 and $13,632,000, respectively. These carryforwards expire in varying amounts through 2030.

For the years ended June 30, 2010 and 2009, the Company recorded an increase to the valuation allowance of $287,000 and $26,000, respectively, against the total deferred tax assets. Management believes that it is more likely than not that the Company will not realize the entire benefit of the deferred asset as of June 30, 2010 and 2009.


NOTE 14 - SEGMENT INFORMATION

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

Information below represents reporting segments for the years ended June 30, 2010 and 2009, respectively. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income (loss) for rental properties consist of rental income. Operating income from investment transactions consist of net investment gain (loss) and dividend and interest income.


AS OF AND FOR THE
YEAR ENDED                     HOTEL      REAL ESTATE    INVESTMENT
JUNE 30, 2010                OPERATIONS   OPERATIONS    TRANSACTIONS      OTHER         TOTAL
                            -----------   -----------  ------------   -----------   ------------
Revenues                    $32,680,000   $   554,000   $         -   $         -  $  33,234,000
Expenses                    (32,067,000)     (282,000)            -      (948,000)   (33,297,000)
                            -----------   -----------   -----------   -----------   ------------
Income (loss)from
 operations                     613,000       272,000             -      (948,000)       (63,000)
Interest expense             (2,902,000)      (97,000)                                (2,999,000)
Net loss from
 investments                          -             -    (1,710,000)            -     (1,710,000)
Income tax benefit                    -             -             -     1,169,000      1,169,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(2,289,000)  $   175,000   $(1,710,000)  $   221,000   $ (3,603,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $37,561,000   $ 5,228,000   $ 8,456,000   $ 8,776,000   $ 60,021,000
                            ===========   ===========   ===========   ===========   ============


AS OF AND FOR THE
YEAR ENDED                     HOTEL      REAL ESTATE    INVESTMENT
JUNE 30, 2009                OPERATIONS   OPERATIONS    TRANSACTIONS      OTHER         TOTAL
                            -----------   -----------  ------------   -----------   ------------

Revenues                    $32,821,000   $   560,000   $         -   $         -  $  33,381,000
Expenses                    (32,569,000)     (292,000)            -      (903,000)   (33,764,000)
                            -----------   -----------   -----------   -----------   ------------
Income (loss)from
 operations                     252,000       268,000             -      (903,000)      (383,000)
Interest expense             (2,873,000)     (165,000)                                (3,038,000)
Net income from
 investments                          -             -     1,463,000             -      1,463,000
Income tax benefit                    -             -             -       189,000        189,000
                            -----------   -----------   -----------   -----------   ------------
Net income (loss)           $(2,621,000)  $   103,000   $ 1,463,000   $  (714,000)  $ (1,769,000)
                            ===========   ===========   ===========   ===========   ============
Total Assets                $40,290,000   $ 5,294,000   $12,783,000   $ 7,088,000   $ 65,455,000
                            ===========   ===========   ===========   ===========   ============


NOTE 15 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel. He is also a limited partner in the Partnership and is a director of Evon Corporation, the co-general partner of the Partnership. There were no payables to the contractor at June 30, 2010 and 2009. Services performed by the contractor were capitalized as fixed assets which totaled $0 and $103,000 for the years ended June 30, 2010 and 2009, respectively. Management believes these renovations were competitively priced.

Through September 30, 2008, Evon, was the lessee of the parking garage. Evon paid the Partnership $402,000 for the three months ended September 30, 2008, under the terms of the lease agreement. The lease agreement with Evon was terminated effective October 1, 2008. Concurrently, an installment sale agreement was entered between Justice and Evon. Justice had a note payable to Evon totaling $143,000 and $480,000 as of June 30, 2010 and 2009, respectively.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2010 and 2009, these expenses were approximately $144,000 for each respective year.

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of Intergroup.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive Officer(CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and InterGroup may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and InterGroup, at risk in connection with investment decisions made on behalf of the Company.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Partnership leases equipment under operating leases with expiration dates through 2012. The future minimum payments under these operating leases as of June 30, 2010 are as follows:


For the year ending June 30,
       2011                       $      180,000
       2012                               10,000
                                  --------------
                                  $      190,000
                                  ==============

Administrative fees - General Partners

During the each of the years ended June 30, 2010 and 2009, the general partners of Justice were paid a total of $417,000 and $425,000, respectively. The total amounts paid represents the minimum base compensation of $285,000 each year plus $131,000 and $140,000, respectively, based upon the agreement. The amounts paid to the Company were eliminated in the consolidation.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2010 and 2009 were $2,239,000 and $2,128,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel's gross revenues. In this difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year. For the years ended June 30, 2010 and 2009, those charges were $139,000 and $166,000, respectively.

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.


NOTE 17 - EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees' elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $64,000 and $73,000 during the years ended June 30, 2010 and 2009, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 9A. Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of Company's internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management believes that the Company's internal control over financial reporting was effective as of June 30, 2010.


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


                              PART III

Item 10.  Directors, Executive Officers and Corporate Governance


The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2010:


                                  Present
                                  Position           Director
     Name             Age      with the Company        Since       Term to Expire
--------------------------------------------------------------------------------------
John V. Winfield      63       Chairman, President     1995        2010 Annual Meeting
                               and Chief Executive
                               Officer (1)

William J. Nance      66       Director (1)(2)         1996        2010 Annual Meeting

John C. Love          70       Director (1)(2)         1998        2010 Annual Meeting

Michael G. Zybala     58       Vice President,
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

David T. Nguyen       36       Treasurer and           N/A         N/A
                               Controller
---------------------------

(1)  Member of Securities Investment Committee
(2)  Member of Audit Committee

BUSINESS EXPERIENCE:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield - Mr. Winfield was first elected to the Board in May of 1995 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having been appointed as such in April 1996. Mr. Winfield is also the Chairman of the Board, President and Chief Executive Officer of the Company's subsidiary Portsmouth, having held those positions since May of 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of The InterGroup Corporation ("InterGroup"), a public company, and has held those positions since 1987. Mr. Winfield's extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board's conclusion that he should serve as a director of the Company.

William J. Nance - Mr. Nance was first elected to the Board in May of 1996.
Mr. Nance is also a director of Portsmouth. Mr. Nance is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing. Mr. Nance is also Director of InterGroup, a public company, and has held such position since 1984. Mr. Nance also serves as a director of Goldspring, Inc., a public company. Mr. Nance also serves as a director and Chairman of the Board of Comstock Mining, Inc. (formerly Goldspring, Inc.), a public company. Mr. Nance's extensive experience as a CPA and in numerous phases of the real estate industry, his business and management experience gained in running his own businesses, his service as a director and audit committee member for other public companies and his knowledge and understanding of finance and financial reporting, led to the Board's conclusion that he should serve as a director of the Company.

John C. Love - Mr. Love was appointed a Director of the Company on March 5, 1998. Mr. Love is an international hospitality and tourism consultant. He is a retired partner in the national CPA and consulting firm of Pannell Kerr Forster and, for the last 30 years, a lecturer in hospitality industry management control systems and competition & strategy at Golden Gate University and San Francisco State University. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation. Mr. Love is also a Director of Portsmouth, having first been appointed in March 1998 and a Director of InterGroup, having first been appointed in January 1998. Mr. Love's extensive experience as a CPA and in the hospitality industry, including teaching at the university level for the last 30 years in management control systems, and his knowledge and understanding of finance and financial reporting, led to the Board's conclusion that he should serve as a director of the Company.

Michael G. Zybala - Mr. Zybala was appointed as Vice President and Secretary of the Company on February 20, 1998. He is also Vice President, Secretary and General Counsel of Portsmouth. Mr. Zybala is an attorney at law and has served as the Company's General Counsel since 1995 and has represented the Company as its corporate counsel since 1978. Mr. Zybala also serves as Assistant Secretary and counsel to InterGroup and has held those positions since January 1999.

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


BOARD AND COMMITTEE INFORMATION

Santa Fe is an unlisted company and a Smaller reporting Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The majority of its Board of Directors consists of "independent" directors as independence is defined by the applicable rules and regulations of the SEC and NASDAQ.


AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Santa Fe is an unlisted company and Smaller Reporting Company under SEC rules and regulations. The Company's Audit Committee is currently comprised of Messrs. Nance (Chairperson) and Love, each of whom are independent directors as independence is defined by the applicable rules of the SEC and NASDAQ, and as may be modified or supplemented. Each of these directors also meets the audit committee financial expert test.

Procedures for Recommendations of Nominees to Board of Directors

There have been no changes to the procedures previously disclosed by which security holders may recommend nominees to the Company's Board of Directors.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2010 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. The Company will provide to any person without charge, upon request, a copy of its code of ethics by sending such request to: Santa Fe Financial Corporation, Attn: Treasurer, 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024. A copy of the Company's Code of Ethics can also be found on its parent company's website www.intergroupcorporation.com. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.


Item 11.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiary for each of the Company's last two competed fiscal years ended June 30, 2010 and June 30, 2009. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.


                        SUMMARY COMPENSATION TABLE

                              Fiscal                                All Other
Name and Principal Position    Year     Salary        Bonus       Compensation     Total
---------------------------    ----   ----------    ----------   ------------   ------------
John V. Winfield               2010   $267,000(1)    $      -      $42,500(2)    $ 309,500
Chairman, President and        2009   $267,000(1)    $      -      $42,500(2)    $ 309,500
Chief Executive Officer

Michael G. Zybala              2010   $123,750(3)    $      -      $     -       $ 123,750
Vice President, Secretary      2009   $111,000(3)    $      -      $     -       $ 111,000
and General Counsel

David T. Nguyen                2010   $ 90,000(4)    $      -      $     -       $  90,000
Treasurer and Controller       2009   $ 90,000(4)    $      -      $     -       $  90,000
---------------------------

(1) Includes salary and director's fees received from the Company's subsidiary, Portsmouth, in the amounts of $133,000 for each of the fiscal years ended June 30, 2010 and 2008 and directors fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe's parent corporation, InterGroup, of $255,000 for each of the fiscal years ended June 30, 2010 and June 30, 2009.

(2) During fiscal 2010 and 2009, the Company and Portsmouth also paid combined annual premiums of $42,500, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. Portsmouth's share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary paid by Portsmouth in the aggregate amount of $105,000 for fiscal year ended June 30, 2010 and $94,800 for fiscal year ended June 30, 2009. Does not include $31,250 and $27,000 paid by Santa Fe's parent company, InterGroup, for fiscal years 2010 and 2009, respectively.

(4) Includes salary paid by Portsmouth in the amount of $45,000 for each of the fiscal years ended June 30, 2010 and June 30, 2009. Does not include $90,000 paid by Santa Fe's parent company, InterGroup, for each of fiscal years 2010 and 2009.


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

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the Company's securities portfolio. The Company's previous experience and results with outside money managers was not acceptable.
Pursuant to the criteria established by the Board, Mr. Winfield was be entitled to performance compensation for his management of the Company's securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts will be calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. This change was made to make the Company's plan be consistent with that established by its parent company, InterGroup. This performance based compensation program may be further modified or terminated at the discretion of the Board. No performance based compensation was paid for fiscal years ended June 30, 2010 or 2009.


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


Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2010 and has no equity compensation plans in effect.

                       DIRECTOR COMPENSATION
                      Year Ended June 30, 2010


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


Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and its directors or any change in control arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of Certain Beneficial Owners

The following table sets forth, as of September 10, 2010, certain information with respect to the beneficial ownership of the Company's voting securities owned by those persons or groups known by the Company to own more than five percent of any class of the Company's voting securities.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner (1)        Class (2)
-------------------                ----------------------        ----------
Guinness Peat Group plc ("GPG")          89,858(3)                   7.2%
Allied Mutual Insurance
  Services ("AMI")
First Floor, Times Place,
45 Pall Mall
London SW1Y 5GP, UK

The InterGroup Corporation              944,379                     76.0%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

John V. Winfield                         49,400                      4.0%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

The InterGroup Corporation and          993,779(4)                  80.0%
  John V. Winfield as a group
------------------------------

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 10, 2010, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based on their Statement on Schedule 13D (Amendment No. 6) dated June 13, 2001, GPG and its wholly-owned subsidiary AMI claim shared power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, the shares of Santa Fe's Common Stock owned of record by AMI.

(4) Pursuant to Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 60.2% shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

(b) Security Ownership of Management

The following table sets forth, as of September 10, 2010, certain information with respect to the beneficial ownership as to each class of the Company's equity securities beneficially owned by all directors, each of the named executive officers and directors and executive officers as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner                   of Beneficial Owner(1)         Class (2)
-------------------                -------------------           ----------

John V. Winfield                        993,779(3)                  80.0%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

John C. Love                                  0(4)                      *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

William J. Nance                              0(4)                      *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

Michael G. Zybala                             0                         *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

David T. Nguyen                               0                         *
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

All of the above as a group             993,779                     80.0%
---------------------------
* Ownership does not exceed 1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 10, 2010, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 944,379 shares of Common Stock. As the President, Chairman of the Board and a 60.2% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) William J. Nance is a 2.4% shareholder of InterGroup as well as a Director thereof. John C. Love is also a Director of InterGroup and a 0.9% shareholder.

Security Ownership of Management in Subsidiary

As of September 10, 2010, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 86,000 shares are owned by Santa Fe's parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 80.5% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth's shares.


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

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management's estimate of the pro rata utilization of resources. During each of the fiscal years ended June 30, 2010 and 2009, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal years 2010 and 2009, the Company paid annual premiums of $25,500 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2010 and 2009, Portsmouth also paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families which require disclosure.


Director Independence

Santa Fe is an unlisted company and a Smaller Reporting Company under the rules and regulations of the SEC. With the exception of the Company's President and CEO, John V. Winfield, all of Portsmouth's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ.


Item 14.  Principal Accountants Fees and Services.


Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2010 and 2008 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                              Fiscal Year
                                       -------------------------
                                         2010             2009
                                       --------         --------
               Audit Fees              $156,000         $156,000
               Audit Related Fees             -                -
               Tax Fees                       -                -
               All Other Fees                 -                -
                                       --------         --------
                   TOTAL:              $156,000         $136,000
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


                               PART IV

Item 15.  Exhibits, Financial Statement Schedules.

  (a)(1) Financial Statements

   The following financial statements of the Company are included in Part II,
   Item 8 of this report at pages 23 through 48:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - June 30, 2010 and 2009

         Consolidated Statements of Operations for Years Ended
          June 30, 2010 and 2009

         Consolidated Statements of Shareholders' Equity(Deficit) for
          Years Ended June 30, 2010 and 2009

         Consolidated Statements of Cash Flows for Years Ended June 30,
          2010 and 2009

         Notes to the Consolidated Financial Statements


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

  10.3 General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company's Form 10-Q Report for the quarterly period ended December 31, 2008, as filed with the Commission on February 12, 2009).

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

Date: September 24, 2010                      by /s/ John V. Winfield
      ------------------                         ---------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: September 24, 2010                      by /s/ Michael G. Zybala
      ------------------                         ---------------------------
                                                 Michael G. Zybala,
                                                 Vice President and Secretary

Date: September 24, 2010                      by /s/ David T. Nguyen
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


Date: September 24, 2010              /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board


Date: September 24, 2010              /s/ John C. Love
      ------------------              ---------------------------------------
                                      John C. Love
                                      Director


Date: September 24, 2010              /s/ William J. Nance
      ------------------              ---------------------------------------
                                      William J. Nance,
                                      Director