Form 10-Q
period 2010-09-30
SANTA FE FINANCIAL CORP
filed 2010-11-12
CIK 86759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of issuer's Common Stock, as of November 10, 2010, was 1,241,810.

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I. FINANCIAL INFORMATION                                              PAGE

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
  As of September 30, 2010(Unaudited) and June 30, 2010                      3

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended September 30, 2010 and 2009                    4

 Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Three Months ended September 30, 2010 and 2009                    5

 Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 14

Item 4. Controls and Procedures                                             22


PART II. OTHER INFORMATION

Item 6.  Exhibits                                                           22


SIGNATURES                                                                  23

                              PART I
                       FINANCIAL INFORMATION


Item 1 - Condensed Consolidated Financial Statements

                         SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30, 2010         June 30, 2010
                                                       (Unaudited)
                                                    ------------------         -------------
ASSETS
  Investment in hotel, net                                $ 36,747,000          $ 37,561,000
  Investment in real estate, net                             5,217,000             5,228,000
  Investment in marketable securities                        4,870,000             4,332,000
  Other investments, net                                     4,003,000             4,124,000
  Cash and cash equivalents                                  1,342,000               632,000
  Accounts receivable, net                                   1,364,000             1,573,000
  Other assets, net                                          1,728,000             1,680,000
  Deferred tax asset                                         4,932,000             4,891,000
                                                           -----------           -----------
Total assets                                              $ 60,203,000          $ 60,021,000
                                                           ===========           ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
  Accounts payable and other liabilities                  $  8,102,000          $  8,019,000
  Due to securities broker                                   1,635,000               889,000
  Obligations for securities sold                              553,000               708,000
  Other notes payable                                        3,397,000             3,688,000
  Mortgage notes payable - real estate                       2,047,000             2,067,000
  Mortgage notes payable - hotel                            45,791,000            45,990,000
                                                           -----------           -----------
Total liabilities                                           61,525,000            61,361,000
                                                           -----------           -----------

Commitments and contingencies

Shareholders' deficit:
  Common stock - par value $.10 per share
   Authorized - 2,000,000
   Issued 1,339,638 and outstanding 1,241,810                  134,000               134,000
  Additional paid-in capital                                 8,808,000             8,808,000
  Accumulated deficit                                       (2,667,000)           (2,588,000)
  Treasury stock, at cost, 97,828 shares                      (951,000)             (951,000)
                                                           -----------           -----------
  Total Santa Fe shareholders' equity                        5,324,000             5,403,000
  Noncontrolling interest deficit                           (6,646,000)           (6,743,000)
                                                           -----------           -----------

Total shareholders' deficit                                 (1,322,000)           (1,340,000)
                                                           -----------           -----------

Total liabilities and shareholders' deficit               $ 60,203,000          $ 60,021,000
                                                           ===========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

For the three months ended September 30,                  2010            2009
                                                       ----------     -----------
Revenues:
 Hotel                                                $ 9,526,000     $ 8,530,000
 Real estate                                              136,000         136,000
                                                       ----------     -----------
Total revenues                                          9,662,000       8,666,000
                                                       ----------     -----------
Costs and operating expenses:
 Hotel operating expenses                              (7,317,000)     (6,876,000)
 Real estate operating expenses                           (65,000)        (53,000)
 Depreciation and amortization expense                 (1,279,000)     (1,173,000)
 General and administrative expense                      (205,000)       (201,000)
                                                       ----------     -----------
Total costs and operating expenses                     (8,866,000)     (8,303,000)
                                                       ----------     -----------
Income from operations                                    796,000         363,000
                                                       ----------     -----------

Other income(expense):
 Interest expense                                        (720,000)       (754,000)
 Net gain(loss) on marketable securities                   43,000        (812,000)
 Net unrealized gain on other investments                  22,000               -
 Impairment loss on other investments                    (143,000)              -
 Dividend and interest income                              90,000          45,000
 Trading and margin interest expense                     (111,000)       (156,000)
                                                       ----------     -----------
Net other expense                                        (819,000)     (1,677,000)
                                                       ----------     -----------
Loss before income tax                                    (23,000)     (1,314,000)
Income tax benefit                                         41,000         409,000
                                                       ----------       ---------
Net income(loss)                                           18,000        (905,000)
Less: Net (income)loss attributable to
      noncontrolling interest                             (97,000)        311,000
                                                       ----------      ----------
Net loss attributable to Santa Fe                         (79,000)       (594,000)
                                                       ==========      ==========

Basic and diluted loss per share                      $     (0.06)    $     (0.48)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


SANTA FE FINANCIAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


For the three months ended September 30,                      2010          2009
                                                           ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                       $     18,000   $  (905,000)
  Adjustments to reconcile net income(loss) to
   net cash provided by operating activities:
    Net unrealized (gain)loss on marketable securities       (107,000)      921,000
    Net unrealized gain on other investments                  (22,000)            -
    Impairment loss on other investments                      143,000             -
    Depreciation and amortization                           1,279,000     1,173,000
    Changes in assets and liabilities:
      Investment in marketable securities                    (431,000)   (1,954,000)
      Accounts receivable                                     209,000      (530,000)
      Other assets                                            (66,000)      213,000
      Accounts payable and other liabilities                   86,000       348,000
      Due to securities broker                                746,000       316,000
      Obligations for securities sold                        (155,000)    1,958,000
      Deferred tax asset                                      (41,000)     (409,000)
                                                           ----------    ----------
  Net cash provided by operating activities                 1,659,000     1,131,000
                                                           ----------    ----------
Cash flows from investing activities:
  Capital expenditures for furniture, equipment and
   building improvements                                     (439,000)     (336,000)
  Other investments                                                 -      (400,000)
                                                           ----------    ----------
Net cash used in investing activities                        (439,000)     (736,000)
                                                           ----------    ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable               (219,000)     (199,000)
  Net payment on other notes payable                         (291,000)     (175,000)
                                                           ----------    ----------
  Net cash used in financing activities                      (510,000)     (374,000)
                                                           ----------    ----------
Net increase in cash and cash equivalents                     710,000        21,000

Cash and cash equivalents at beginning of period              632,000       291,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $  1,342,000   $   312,000
                                                           ==========    ==========

Supplemental information:

Interest paid                                            $    746,000   $   826,000
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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K for the year ended June 30, 2010.

The June 30, 2010 Condensed Consolidated Balance Sheet was obtained from the Company's audited Form 10-K for the year ended June 30, 2010.

The results of operations for the three months ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2011.

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

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three months ended September 30, 2010 and 2009, the Company did not have any potentially dilutive securities outstanding.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's condensed consolidated financial statements.

The Consolidation Topic of the FASB ASC 810 provides a new accounting provision regarding the consolidation of variable interest entities ("VIEs"). The new accounting provision modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Additionally, the accounting provision requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that triggers a reassessment of whether an entity is a VIE. The new accounting update became effective for the Company on July 1, 2010. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.

Effective February 2010, the Company adopted new accounting provisions which remove the requirement for the Company to disclose the date through which subsequent events have been evaluated in issued financial statements. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.


NOTE 2 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following:

As of September 30, 2010
                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     18,568,000        (15,641,000)       2,927,000
Building and improvements   50,511,000        (18,587,000)      31,924,000
                          ------------       ------------     ------------
                          $ 70,975,000       $(34,228,000)    $ 36,747,000
                          ============       ============     ============

June 30, 2010                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     18,392,000        (14,711,000)       3,681,000
Building and improvements   50,253,000        (18,269,000)      31,984,000
                          ------------       ------------     ------------
                          $ 70,541,000       $(32,980,000)    $ 37,561,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate included the following:


                                       September 30, 2010  June 30, 2010
                                       ------------------  -------------
  Land                                      $ 2,430,000    $ 2,430,000
  Buildings, improvements and equipment       2,580,000      2,575,000
  Accumulated depreciation                     (766,000)      (750,000)
                                              ---------      ---------
                                              4,244,000      4,255,000
  Land held for development                     973,000        973,000
                                              ---------      ---------
  Investment in real estate, net            $ 5,217,000      5,228,000
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

At September 30, 2010 and June 30, 2010, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of September 30, 2010
                              Gross           Gross            Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 4,223,000    $ 1,400,000      ($753,000)      $647,000        $4,870,000


As of June 30, 2010
                              Gross           Gross            Net            Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 3,791,000    $ 1,108,000      ($567,000)      $541,000        $4,332,000


As of September 30, 2010 and June 30, 2010, the Company had unrealized losses of $524,000 and $436,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the two components for the three months ended September 30, 2010 and 2009, respectively.


For the three months ended September 30,                 2010             2009
                                                    -----------      -----------
Realized (loss)gain on marketable securities       $    (64,000)    $    109,000
Unrealized gain(loss) on marketable securities          107,000         (921,000)
                                                    -----------      -----------
Net gain(loss) on marketable securities            $     43,000     $   (812,000)
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

As of September 30, 2010 and June 30, 2010, the Company had net other investments of $4,003,000 and $4,124,000, respectively, which consist of the following:

   Type                               September 30, 2010     June 30, 2010
   ---------------------------        ------------------  ----------------
   Private equity hedge fund           $       2,163,000  $      2,306,000
   Corporate debt instruments                  1,411,000         1,433,000
   Warrants - at fair value                      429,000           385,000
                                       -----------------  ----------------
                                       $       4,003,000  $      4,124,000
                                       =================  ================

During the three months ended September 30, 2010 and 2009, the Company recorded impairment losses on other investments of $143,000 and $0, respectively.

As of September 30, 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $257,000 and a fair market value of $429,000. During the three months ended September 30, 2010, the Company had an unrealized gain of $22,000 related to these warrants.


NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company's non-financial instruments approximate fair value due to their short maturities(i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation(i.e., other notes payable and mortgage note payable).

The assets measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3      September 30, 2010
-----------                            ---------    ---------      ---------     ------------------
Cash                                  $1,342,000    $      -       $      -          $1,342,000
                                       ---------                                      ---------
Other investments - warrants                   -     429,000              -             429,000
                                                     -------                          ---------
Investment in marketable securities
  Investment funds                     1,970,000                                      1,970,000
  REITs                                  774,000                                        774,000
  Financial services                     710,000                                        710,000
  Basic materials                        305,000                                        305,000
  Other                                1,111,000                                      1,111,000
                                       ---------                                      ---------
                                       4,870,000                                      4,870,000
                                       ---------     --------       --------          ---------
                                      $6,212,000    $ 429,000      $      -          $6,641,000
                                       =========     ========       ========          =========

Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                  $  632,000    $      -       $      -          $  632,000
                                       ---------                                      ---------
Other investments - warrants                   -     385,000              -             385,000
                                                     -------                          ---------
Investment in marketable securities
  Investment funds                     1,876,000                                      1,876,000
  REITs                                  880,000                                        880,000
  Healthcare                             668,000                                        668,000
  Services                               296,000                                        296,000
  Financial services                     214,000                                        214,000
  Other                                  398,000                                        398,000
                                       ---------                                      ---------
                                       4,332,000                                      4,332,000
                                       ---------     --------       --------          ---------
                                      $4,964,000    $ 385,000      $      -          $5,349,000
                                       =========     ========       ========          =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as follows:

                                                                                            Loss for the
                                                                                          three months ended
Assets:                           Level 1    Level 2      Level 3    September 30, 2010     September 30, 2010
-----------                      ---------  ---------    ---------   ------------------   --------------------
Other non-marketable investments        -          -     $3,574,000     $3,574,000             $(143,000)


                                                                                            Loss for the
                                                                                          three months ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2010      September 30, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------
                                        <C<
Other non-marketable investments        -          -     $3,739,000     $3,739,000             $       -


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

Information below represents reporting segments for the three months ended September 30, 2010 and 2009, respectively. Operating income (loss) for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended              Hotel      Real Estate   Investment
September 30, 2010           Operations    Operations   Transactions      Other         Total
                             -----------   -----------  ------------   -----------   ------------
Revenues                     $ 9,526,000   $   136,000   $         -   $         -  $   9,662,000
Operating expenses            (8,580,000)      (81,000)            -      (205,000)    (8,866,000)
                             -----------   -----------   -----------   -----------   ------------
Income(loss) from operations     946,000        55,000             -      (205,000)       796,000
Interest expense                (703,000)      (17,000)            -             -       (720,000)
Income from investments                -             -       (99,000)            -        (99,000)
Income tax benefit                     -             -             -        41,000         41,000
                             -----------   -----------   -----------   -----------   ------------
Net income (loss)            $   243,000   $    38,000   $   (99,000) $   (164,000) $      18,000
                             ===========   ===========   ===========   ===========   ============
Total Assets                 $36,747,000   $ 5,217,000   $ 8,873,000   $ 9,366,000   $ 60,203,000
                             ===========   ===========   ===========   ===========   ============


As of and for the
Three months ended              Hotel      Real Estate   Investment
September 30, 2009            Operations   Operations   Transactions      Other         Total
                             -----------   -----------  ------------   -----------   ------------

Revenues                     $ 8,530,000   $   136,000   $         -   $         -  $   8,666,000
Operating expenses            (8,032,000)      (70,000)            -      (201,000)   ( 8,303,000)
                             -----------   -----------   -----------   -----------   ------------
Income(loss) from operations     498,000        66,000             -      (201,000)       363,000
Interest expense                (713,000)      (41,000)            -             -       (754,000)
Income(loss) from investments          -             -      (923,000)            -       (923,000)
Income tax benefit                     -             -             -       409,000        409,000
                             -----------   -----------   -----------   -----------   ------------
Net income (loss)            $  (215,000)  $    25,000   $  (923,000)  $   208,000   $   (905,000)
                             ===========   ===========   ===========   ===========   ============
Total Assets                 $39,472,000   $ 5,277,000   $14,216,000   $ 7,833,000   $ 66,798,000
                             ===========   ===========   ===========   ===========   ============

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the pro rata utilization of resources. For the three months ended September 30, 2010 and 2009, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period.

During the three months ended September 30, 2010 and 2009, the Company received management fees from Justice Investors totaling $79,000 and $78,000, respectively. These amounts were eliminated in consolidation.

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

NOTE 9 - SUBSEQUENT EVENTS

Other Investments

On October 20, 2010, the Company exchanged approximately $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB: LODE)) for 6,659 shares of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. As of September 30, 2010, those notes and convertible debt instruments had a carrying value of $1,125,000 (net of impairment adjustments) which was included in the other investments, net amount of $4,003,000 on the Company's consolidated balance sheet. As part of that transaction, the Company's parent company, The InterGroup Corporation, also exchanged approximately $6,572,000 in notes, convertible notes and debt instruments for 6,572 shares of A-1 Preferred. The Company's Chairman and President also exchanged approximately $7,681,000 in notes and convertible notes held personally by him for 7,681 shares of A-1 Preferred. Together, the Company, Santa Fe, InterGroup and Mr. Winfield will constitute all of the holders of the A-1 Preferred.

Each share of A-1 Preferred has a stated value of $1,000 per share and a liquidation and change of control preference equal to the stated value plus accrued and unpaid dividends. Commencing January 1, 2011, the holders are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the election of Comstock. At the holder's election, each share of A-1 Preferred is convertible at a fixed conversion rate (subject to anti-dilution) into 1,536 shares of common stock of Comstock, therefore converting into common stock at a conversion price of $0.6510. Each share of A-1 Preferred will entitle the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as converted basis) and, for purposes of voting only, each share of A-1 Preferred shall be entitled to five times the number of votes per common share to which it would otherwise be entitled. Each share of A-1 Preferred shall entitle its holder to one (1) vote in any matter submitted to vote of holders of Preferred Stock, voting as a separate class. The A-1 Preferred, in conjunction with the other series of newly created Preferred Stock of Comstock, also has certain rights requiring consent of the Preferred Stock holders for Comstock to take certain corporate and business actions. The holders will have registration rights with respect to the shares of common stock underlying the A-1 Preferred and also preemptive rights. In addition, so long as the holders of the A-1 Preferred hold 25% or more of the total Preferred Stock of Comstock, (i) Mr. Winfield will be a member of Comstock's board of directors and (ii) the A-1 Preferred holders will have the right, upon written request to Comstock, to nominate a member of Comstock's board of directors who meet the definition of an "independent" director" and other requirements. The foregoing description of the A-1 Preferred and the specific terms of the A-1 Preferred is qualified in its entirety by reference to the provisions of the Series A Securities Purchase Agreement, the Certificate of Designation of Preferences and Rights and Limitations of 7 1/2% Series A-1 Convertible Preferred Stock and the Registration Rights Agreement for the Series A Preferred Stock, which were filed as exhibits to the Company's Current Report on Form 8-K, dated October 20, 2010.

Refinancing

In November 2010, the Company's subsidiary, Woodland Village, refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The new loan provided approximately $1,500,000 in cash back to Woodland Village. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Three Months Ended September 30, 2010 Compared to Three Months
Ended September 30, 2009

The Company had net income of $18,000 for the three months ended September 30, 2010 compared to a net loss of $905,000 for the three months ended September 30, 2009. The change is primarily attributable to the significantly lower net loss from investment activities and the increase in income from hotel operations.

The Company had income from hotel operations of $243,000 for the three months ended September 30, 2010, compared to a loss of $215,000 for the three months ended September 30, 2009. The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2010 and 2009.


For the three months ended September 30,                        2010            2009
----------------------------------------                     ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 7,515,000    $  6,732,000
 Food and beverage                                            1,181,000         951,000
 Garage                                                         636,000         668,000
 Other                                                          194,000         179,000
                                                             ----------      ----------
  Total hotel revenues                                        9,526,000       8,530,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (7,317,000)     (6,876,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 2,209,000       1,654,000
Interest expense                                               (703,000)       (713,000)
Depreciation and amortization expense                        (1,263,000)     (1,156,000)
                                                             ----------      ----------
Income (loss) from hotel operations                         $   243,000    $  (215,000)
                                                             ==========      ==========

For the three months ended September 30, 2010, the Hotel generated operating income of $2,209,000 before interest, depreciation and amortization, on operating revenues of $9,526,000 compared to operating income of $1,654,000 before interest, depreciation and amortization, on operating revenues of $8,530,000 for the three months ended September 30, 2009. The increase in income from Hotel operations is primarily attributable to an increase in room and food and beverage revenues in the current period, partially offset by a decrease in garage revenues and an increase in depreciation and amortization expense due to improvements to the Hotel made after the prior period, including upgrades to the guest rooms and installation of energy saving controls and devices.

Room revenues increased by $783,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and food and beverage revenues increased by $230,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the three months ended September 30, 2010 as the Hotel began to see an increase in higher rated corporate and group business travel, which also resulted in higher in food and beverage revenues. The modest decrease in garage revenues was primarily attributable to slightly lower Hotel occupancy during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended September 30, 2010 and 2009.

Three Months Ended         Average           Average
   September 30,          Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $168              89%              $150
      2009                   $147              92%              $135

The operations of the Hotel began to experience an increase in the higher rated business and group travel segments as the hospitality industry began so see some recovery. As a result, the Hotel's average daily rate increased by $21 for the three months ended September 30, 2010 compared to the three months ended September 30, 2010. The modest decrease in occupancy of 3% was due to the Hotel being able to displace some of the discounted Internet business that the Hotel was forced to take in the prior period to maintain occupancy in a very competitive market with higher rated business. As a result, the Hotel was able to achieve a RevPar number that was $15 higher than the prior period.

In this highly competitive market, management has also continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel television systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and attract new guests, including international travelers, to the Hotel at higher room rates.

The Company had a net gain on marketable securities of $43,000 for the three months ended September 30, 2010 compared to a net loss on marketable securities of $812,000 for the three months ended September 30, 2009. For the three months ended September 30, 2010, the Company had a net realized loss of $64,000 and a net unrealized gain of $107,000. For the three months ended September 30, 2009, the Company had a net realized gain of $109,000 and a net unrealized loss of $921,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of September 30, 2010, the Company had net other investments of $4,003,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $22,000 related to these warrants during the three months ended September 30, 2010. During the three months ended September 30, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $143,000 for the three months ended September 30, 2010.

Dividend and interest income increased to $90,000 for the three months ended September 30, 2010 from $45,000 for the three months ended September 30, 2009 as the result of the increased investment in income yielding investments.

Trading and margin interest expense decreased to $111,000 for the three months ended September 30, 2010 from $156,000 for the three months ended September 30, 2009 primarily as the result of the decrease in margin interest expense related to the decrease in the use of margin.

The provision for income tax expense as a percentage of the loss before taxes was higher for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to income from Justice which resulted in a lower amount of noncontrolling interest that was reconciled against the net income of the Company for income tax calculation purposes.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of September 30, 2010 and June 30, 2010, the Company had investments in marketable equity securities of $4,870,000 and $4,332,000, respectively. The following tables show the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2010 and June 30, 2010.

As of September 30, 2010:
                                                             % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------

   Investment funds                       1,970,000               40.5%
   REITs                                    774,000               15.9%
   Financial services                       710,000               14.6%
   Basic materials                          305,000                6.3%
   Other                                  1,111,000               22.7%
                                       ------------           ----------
                                       $  4,870,000              100.0%
                                       ============           ==========

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
                                         ==========              ======

The Company's investment portfolio is diversified with 39 different equity positions. The portfolio contains three equity securities that are more than 5% of the equity value of the portfolio, with the largest being 21.9% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

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

As of September 30, 2010, the Company had net other investments of $4,003,000. Included in the net other investments are notes and convertible notes in Comstock Mining, Inc. ("Comstock"), a public company, that had a carrying value of $1,125,000 (net of impairment adjustments) as of September 30, 2010. \ The face value of these notes and convertible notes as of September 30, 2010 totaled approximately $6,659,000, which includes principal and accrued interest. On October 20, 2010, the Company exchanged the $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock for 6,659 shares of newly created 7 1/2% Series A-1 Convertible Preferred Stock of Comstock. Please see NOTE 9 - SUBSEQUENT EVENTS of the notes to the condensed consolidated financial statements for further discussion on the Company's other investments.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective period.

For the three months ended September 30,         2010              2009
                                              ----------       -----------
Net gain(loss) on marketable securities      $    43,000      $   (812,000)
Net gain on other investments                     22,000                 -
Impairment loss on other investments            (143,000)                -
Dividend and interest income                      90,000            45,000
Margin interest expense                          (26,000)          (71,000)
Trading and management expenses                  (85,000)          (85,000)
                                              ----------        ----------
                                             $   (99,000)     $   (923,000)
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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. During the three months ended September 30, 2010 and 2009, the Company received management fees from Justice Investors totaling $79,000 and $78,000, respectively.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for

120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,589,000 as of September 30, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,202,000 as of September 30, 2010.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank (formerly United Commercial Bank) that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants and paid a loan modification fee of $10,000.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of September 30, 2010. As of September 30, 2010 the outstanding balance was $2,470,000.

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

In November 2010, the Company's subsidiary, Woodland Village, refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The new loan provided approximately $1,500,000 in cash back to Woodland Village. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations which also includes interest.


                                   Total        Year 1       Year 2       Year 3       Year 4       Year 5      Thereafter
                                 -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable           $62,025,000   $2,710,000   $3,613,000   $3,613,000   $3,613,000   $3,613,000   $44,863,000
Other notes payable                3,966,000      926,000      708,000      694,000    1,629,000        9,000             -
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $65,991,000   $3,636,000   $4,321,000   $4,307,000   $5,242,000   $3,622,000   $44,863,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------

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


Item 4. Controls and Procedures.

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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: November 12, 2010                    by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 12, 2010                    by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: November 12, 2010                    by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Financial Officer)