Form 10-Q
period 2010-12-31
SANTA FE FINANCIAL CORP
filed 2011-02-11
CIK 86759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of issuer's Common Stock, as of February 9, 2011, was 1,241,810.

                                 INDEX

                    SANTA FE FINANCIAL CORPORATION


PART I. FINANCIAL INFORMATION                                              PAGE

Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
   As of December 31, 2010(Unaudited) and June 30, 2010                      3

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended December 31, 2010 and 2009                     4

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Six Months ended December 31, 2010 and 2009                       5

 Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Six Months ended December 31, 2010 and 2009                       6

 Notes to Condensed Consolidated Financial Statements (Unaudited)            7

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                      16

Item 4. Controls and Procedures                                             27


PART II. OTHER INFORMATION

Item 6.  Exhibits                                                           27

SIGNATURES                                                                  28

                              PART I
                       FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                         SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31, 2010         June 30, 2010
                                                       (Unaudited)
                                                     -----------------         -------------
ASSETS:

  Investment in hotel, net                                $ 36,102,000          $ 37,561,000
  Investment in real estate, net                             5,200,000             5,228,000
  Investment in marketable securities                       10,365,000             4,332,000
  Other investments, net                                     9,558,000             4,124,000
  Cash and cash equivalents                                    648,000               632,000
  Accounts receivable, net                                   1,340,000             1,573,000
  Other assets, net                                          3,175,000             1,680,000
  Deferred tax asset                                         2,869,000             4,891,000
                                                           -----------           -----------
Total assets                                              $ 69,257,000          $ 60,021,000
                                                           ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Liabilities:
  Accounts payable and other liabilities                  $  7,053,000          $  8,019,000
  Due to securities broker                                   4,662,000               889,000
  Obligations for securities sold                                    -               708,000
  Other notes payable                                        3,593,000             3,688,000
  Mortgage notes payable - real estate                       3,662,000             2,067,000
  Mortgage notes payable - hotel                            45,590,000            45,990,000
                                                           -----------           -----------
Total liabilities                                           64,560,000            61,361,000
                                                           -----------           -----------

Commitments and contingencies

Shareholders' equity(deficit):
  Common stock - par value $.10 per share;
   Authorized - 2,000,000;
   Issued 1,339,638 and outstanding 1,241,810                  134,000               134,000
  Additional paid-in capital                                 8,808,000             8,808,000
  Retained earnings(accumulated deficit)                     2,184,000            (2,588,000)
  Treasury stock, at cost, 97,828 shares                      (951,000)             (951,000)
                                                           -----------           -----------
  Total Santa Fe shareholders' equity                       10,175,000             5,403,000
  Noncontrolling interest deficit                           (5,478,000)           (6,743,000)
                                                           -----------           -----------

Total shareholders' equity(deficit)                          4,697,000            (1,340,000)
                                                           -----------           -----------

Total liabilities and shareholders' equity(deficit)       $ 69,257,000          $ 60,021,000
                                                           ===========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

For the three months ended December 31,                  2010            2009
                                                       ----------     -----------
Revenues:
 Hotel                                                $ 9,142,000     $ 8,368,000
 Real estate                                              138,000         141,000
                                                       ----------     -----------
Total revenues                                          9,280,000       8,509,000
                                                       ----------     -----------
Costs and operating expenses:
 Hotel operating expenses                              (6,816,000)     (6,543,000)
 Real estate operating expenses                           (76,000)        (51,000)
 Depreciation and amortization expense                 (1,250,000)     (1,239,000)
 General and administrative expense                      (216,000)       (229,000)
                                                       ----------     -----------
Total costs and operating expenses                     (8,358,000)     (8,062,000)
                                                       ----------     -----------
Income from operations                                    922,000         447,000
                                                       ----------     -----------

Other income(expense):
 Interest expense                                        (750,000)       (748,000)
 Net gain on marketable securities                      2,171,000          87,000
 Net unrealized gain on other investments               5,810,000         142,000
 Impairment loss on other investments                    (193,000)       (570,000)
 Dividend and interest income                             253,000          36,000
 Trading and margin interest expense                     (131,000)       (153,000)
                                                       ----------     -----------
Total other income(expense),net                         7,160,000      (1,206,000)
                                                       ----------     -----------
Income(loss) before income tax                          8,082,000        (759,000)
Income tax (expense)benefit                            (2,063,000)        202,000
                                                       ----------       ---------
Net income(loss)                                        6,019,000        (557,000)
Less: Net (income)loss attributable to
      noncontrolling interest                          (1,168,000)        156,000
                                                       ----------      ----------
Net income(loss) attributable to Santa Fe               4,851,000        (401,000)
                                                       ==========      ==========

Basic and diluted income(loss) per share              $      3.91     $     (0.32)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           SANTA FE FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

For the six months ended December 31,                     2010           2009
                                                       ----------     -----------
Revenues:
 Hotel                                                $18,668,000     $16,898,000
 Real estate                                              274,000         277,000
                                                       ----------     -----------
Total revenues                                         18,942,000      17,175,000
                                                       ----------     -----------
Costs and operating expenses:
 Hotel operating expenses                             (14,133,000)    (13,419,000)
 Real estate operating expenses                          (141,000)       (104,000)
 Depreciation and amortization expense                 (2,529,000)     (2,412,000)
 General and administrative expense                      (421,000)       (430,000)
                                                       ----------     -----------
Total costs and operating expenses                    (17,224,000)    (16,365,000)
                                                       ----------     -----------
Income from operations                                  1,718,000         810,000
                                                       ----------     -----------

Other income(expense):
 Interest expense                                      (1,470,000)     (1,502,000)
 Net gain(loss) on marketable securities                2,214,000        (725,000)
 Net unrealized gain on other investments               5,832,000         142,000
 Impairment loss on other investments                    (336,000)       (570,000)
 Dividend and interest income                             343,000          81,000
 Trading and margin interest expense                     (242,000)       (309,000)
                                                       ----------     -----------
Total other income(expense), net                        6,341,000      (2,883,000)
                                                       ----------     -----------
Income(loss) before income tax                          8,059,000      (2,073,000)
Income tax (expense)benefit                            (2,022,000)        611,000
                                                       ----------       ---------
Net income(loss)                                        6,037,000      (1,462,000)
Less: Net (income)loss attributable to
      noncontrolling interest                          (1,265,000)        467,000
                                                       ----------      ----------
Net income(loss) attributable to Santa Fe               4,772,000        (995,000)
                                                       ==========      ==========

Basic and diluted income(loss) per share              $      3.84     $     (0.80)
                                                       ==========      ==========
Weighted average number of shares outstanding           1,241,810       1,241,810
                                                       ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SANTA FE FINANCIAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six months ended December 31,                         2010          2009
                                                           ----------    ----------
Cash flows from operating activities:
  Net income(loss)                                       $  6,037,000   $(1,462,000)
  Adjustments to reconcile net income(loss) to
   net cash provided by operating activities:
    Net unrealized (gain)loss on marketable securities     (2,073,000)    3,546,000
    Net unrealized gain on other investments               (5,832,000)     (142,000)
    Impairment loss on other investments                      336,000       570,000
    Depreciation and amortization                           2,529,000     2,412,000
    Changes in assets and liabilities:
      Investment in marketable securities                  (3,960,000)      728,000
      Accounts receivable                                     233,000       (67,000)
      Other assets                                         (1,527,000)     (375,000)
      Accounts payable and other liabilities                 (963,000)     (611,000)
      Due to securities broker                              3,773,000       325,000
      Obligations for securities sold                        (708,000)   (2,203,000)
      Deferred tax asset                                    2,022,000      (276,000)
                                                           ----------    ----------
  Net cash (used in)provided by operating activities         (133,000)    2,445,000
                                                           ----------    ----------
Cash flows from investing activities:
  Hotel and real estate investments                        (1,013,000)     (926,000)
  Proceeds(payments)other investments                          62,000      (475,000)
                                                           ----------    ----------
Net cash used in investing activities                        (951,000)   (1,401,000)
                                                           ----------    ----------
Cash flows from financing activities:

  Draw on line of credit                                            -       689,000
  Borrowing from mortgage note payable                      1,595,000             -
  Payments on mortgage notes payable                         (400,000)     (404,000)
  Payments on other notes payable                             (95,000)     (201,000)
                                                           ----------    ----------
  Net cash provided by financing activities                 1,100,000        84,000
                                                           ----------    ----------
Net increase in cash and cash equivalents                      16,000     1,128,000

Cash and cash equivalents at beginning of period              632,000       291,000
                                                           ----------    ----------
Cash and cash equivalents at end of period               $    648,000   $ 1,419,000
                                                           ==========    ==========

Supplemental information:

Interest paid                                            $  1,538,000   $ 1,502,000
                                                           ==========    ==========
Assets acquired through capital lease                    $          -   $   700,000
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

                        SANTA FE FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation ("Santa Fe" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2010. The June 30, 2010 Condensed Consolidated Balance Sheet was obtained from the Company's Form 10-K for the year ended June 30, 2010.

The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2011.

As of December 31, 2010, Santa Fe Financial Corporation ("Santa Fe"), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. ("Portsmouth"), a public company. Santa Fe is a 76%- owned subsidiary of The InterGroup Corporation ("InterGroup"), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

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

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the "Hotel") and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel.

Justice leased the parking garage to Evon through September 30, 2008.
Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right, title, and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking Management, Inc. ("Ace Parking") for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The management agreement with Ace Parking was extended for another 62 months, effective November 1, 2010. The Partnership also leases a day spa on the lobby level to Tru Spa. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

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

Basic income (loss) per is calculated based upon the weighted average number of common shares outstanding during each fiscal year. During the three and six months ended December 31, 2010 and 2009, the Company did not have any potentially dilutive securities.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's condensed consolidated financial statements.

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


NOTE 2 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following:

As of December 31, 2010
                                             Accumulated        Net Book
                              Cost           Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     19,030,000        (16,570,000)       2,460,000
Building and improvements   50,623,000        (18,877,000)      31,746,000
                          ------------       ------------     ------------
                          $ 71,549,000       $(35,447,000)    $ 36,102,000
                          ============       ============     ============

June 30, 2010                                Accumulated       Net Book
                              Cost           Depreciation        Value
                          ------------       ------------     ------------
Land                      $  1,896,000       $          -     $  1,896,000
Furniture and equipment     18,392,000        (14,711,000)       3,681,000
Building and improvements   50,253,000        (18,269,000)      31,984,000
                          ------------       ------------     ------------
                          $ 70,541,000       $(32,980,000)    $ 37,561,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate included the following:

                                        December 31, 2010     June 30, 2010
                                        ------------------     ------------
  Land                                      $ 2,430,000        $ 2,430,000
  Buildings, improvements and equipment       2,580,000          2,575,000
  Accumulated depreciation                     (783,000)          (750,000)
                                              ---------          ---------
                                              4,227,000          4,255,000
  Land held for development                     973,000            973,000
                                              ---------          ---------
  Investment in real estate, net            $ 5,200,000        $ 5,228,000
                                              =========          =========

In November 2010, the Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to Intergroup, respectively, under the same terms. The intercompany loan of $831,000 to Santa Fe was eliminated in consolidation.


NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At December 31, 2010 and June 30, 2010, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.

Trading securities are summarized as follows:


As of December 31, 2010
                              Gross           Gross            Net           Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 7,572,000    $ 3,548,000      ($755,000)      $ 2,793,000     $10,365,000


As of June 30, 2010
                              Gross           Gross            Net           Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 3,791,000    $ 1,108,000      ($567,000)      $541,000        $4,332,000


As of December 31, 2010 and June 30, 2010, the Company had unrealized losses of $562,000 and $436,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the two components for the three months ended December 31, 2010 and 2009, respectively.


For the three months ended December 31,                2010             2009
                                                    -----------      -----------
Realized gain on marketable securities             $    205,000     $  2,712,000
Unrealized gain(loss) on marketable securities        1,966,000       (2,625,000)
                                                    -----------      -----------
Net gain on marketable securities                  $  2,171,000     $     87,000
                                                    ===========      ===========

For the six months ended December 31,                  2010             2009
                                                    -----------      -----------
Realized gain on marketable securities             $    141,000     $  2,821,000
Unrealized gain(loss) on marketable securities        2,073,000       (3,546,000)
                                                    -----------      -----------
Net gain(loss) on marketable securities            $  2,214,000     $   (725,000)
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

As of December 31, 2010 and June 30, 2010, the Company's other investments, net, is comprised of the following:

   Type                                December 31, 2010     June 30, 2010
   ---------------------------        ------------------  ----------------
   Preferred stock - Comstock          $       6,659,000  $              -
   Private equity hedge fund                   1,970,000         2,306,000
   Corporate debt & equity instruments           368,000         1,433,000
   Warrants - at fair value                      561,000           385,000
                                       -----------------  ----------------
                                       $       9,558,000  $      4,124,000
                                       =================  ================

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB:
LODE)) for 6,659 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,085,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $6,659,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently
raised $35.7 million in new capital from other investors in October 2010.   The
Company recorded an unrealized gain of $5,574,000 related to the preferred stock received as part of the debt restructuring. This unrealized gain is included in the net unrealized gain on other investments in the Company's condensed consolidated statements of operations.

As part of that transaction, the Company's parent company, The InterGroup Corporation, also exchanged approximately $6,572,000 in notes, convertible notes and debt instruments for 6,572 shares of A-1 Preferred, respectively. The Company's Chairman and President also exchanged approximately $7,681,000 in notes and convertible notes held personally by him for 7,681 shares of A-1 Preferred. Together, the Company, Santa Fe, InterGroup and Mr. Winfield will constitute all of the holders of the A-1 Preferred.

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

As of December 31, 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $257,000 and a fair market value of $561,000. During the three and six months ended December 31, 2010, the Company had an unrealized gain of $236,000 and $142,000, respectively, related to these warrants.


NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company's non-financial instruments approximate fair value due to their short maturities(i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation(i.e., other notes payable and mortgage note payable).

The assets measured at fair value on a recurring basis as of December 31, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3      December 31, 2010
-----------                            ---------    ---------      ---------     -----------------
Cash                                 $   648,000    $      -       $      -         $   648,000
                                       ---------                                      ---------
Other investments - warrants                   -     561,000              -             561,000
                                                     -------                          ---------
Investment in marketable securities
  Basic materials                      2,404,000                                      2,404,000
  Investment funds                     1,889,000                                      1,889,000
  REITs                                1,458,000                                      1,458,000
  Financial services                   1,316,000                                      1,316,000
  Services                             1,220,000                                      1,220,000
  Other                                2,078,000                                      2,078,000
                                      ----------                                     ----------
                                      10,365,000                                     10,365,000
                                      ----------     --------       --------         ----------
                                     $11,013,000    $ 561,000      $      -         $11,574,000
                                      ==========     ========       ========         ==========

The assets measured at fair value on a recurring basis as of June 30, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------       -------------
                                                                   <C.
Cash                                  $  632,000    $      -       $      -          $  632,000
                                       ---------                                      ---------
Other investments - warrants                   -     385,000              -             385,000
                                                     -------                          ---------
Investment in marketable securities
  Investment funds                     1,876,000                                      1,876,000
  REITs                                  880,000                                        880,000
  Healthcare                             668,000                                        668,000
  Services                               296,000                                        296,000
  Financial services                     214,000                                        214,000
  Other                                  398,000                                        398,000
                                       ---------                                      ---------
                                       4,332,000                                      4,332,000
                                       ---------     --------       --------          ---------
                                      $4,964,000    $ 385,000      $      -          $5,349,000
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


                                                                                           Net gain for the
                                                                                           six months ended
Assets:                           Level 1    Level 2      Level 3    December 31, 2010     December 31, 2010
-----------                       --------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $8,997,000     $8,997,000             $5,238,000

                                                                                            Loss for the
                                                                                          six months ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2010      December 31, 2009
-----------                       --------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -     $3,739,000     $3,739,000             $(570,000)


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

Information below represents reporting segments for the three and six months ended December 31, 2010 and 2009, respectively. Operating income (loss) for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
three months ended             Hotel       Real Estate   Investment
December 31, 2010            Operations    Operations   Transactions      Other         Total
                             -----------   -----------  ------------   -----------   ------------
Revenues                     $ 9,142,000   $   138,000   $         -   $         -  $   9,280,000
Operating expenses            (8,049,000)      (93,000)            -      (216,000)    (8,358,000)
                             -----------   -----------   -----------   -----------   ------------
Income(loss) from operations   1,093,000        45,000             -      (216,000)       922,000
Interest expense                (713,000)      (37,000)            -             -       (750,000)
Income from investments                -             -     7,910,000             -      7,910,000
Income tax expense                     -             -             -    (2,063,000)    (2,063,000)
                             -----------   -----------   -----------   -----------   ------------
Net income (loss)            $   380,000   $     8,000   $ 7,910,000  $ (2,278,000) $   6,019,000
                             ===========   ===========   ===========   ===========   ============
Total assets                 $36,102,000   $ 5,200,000   $19,923,000   $ 8,032,000   $ 69,257,000
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
                             ===========   ===========   ===========   ===========   ============

As of and for the
six months ended               Hotel       Real Estate   Investment
December 31, 2010            Operations    Operations   Transactions      Other         Total
                             -----------   -----------  ------------   -----------   ------------
Revenues                     $18,668,000   $   274,000   $         -   $         -  $  18,942,000
Operating expenses           (16,629,000)     (174,000)            -      (421,000)   (17,224,000)
                             -----------   -----------   -----------   -----------   ------------
Income(loss) from operations   2,039,000       100,000             -      (421,000)     1,718,000
Interest expense              (1,416,000)      (54,000)            -             -     (1,470,000)
Income from investments                -             -     7,811,000             -      7,811,000
Income tax expense                     -             -             -    (2,022,000)    (2,022,000)
                             -----------   -----------   -----------   -----------   ------------
Net income (loss)            $   623,000   $    46,000   $ 7,811,000  $ (2,442,000) $   6,037,000
                             ===========   ===========   ===========   ===========   ============
Total assets                 $36,102,000   $ 5,200,000   $19,923,000   $ 8,032,000   $ 69,257,000
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
                             ===========   ===========   ===========   ===========   ============


NOTE 8 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company's parent, InterGroup, based on management's estimate of the pro rata utilization of resources. For the three months ended December 31, 2010 and 2009, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period. For the six months ended December 31, 2010 and 2009, the Company and Portsmouth made payments to InterGroup of $72,000 for each respective period.

During the three and six months ended December 31, 2010, the Company received management fees from Justice Investors totaling $93,000 and $172,000, respectively. These amounts were eliminated in consolidation.

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

Recent Developments

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB:
LODE)) for 6,659 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,085,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $6,659,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently
raised $35.7 million in new capital from other investors in October 2010.   The
Company recorded an unrealized gain of $5,574,000 related to the preferred stock received as part of the debt restructuring.

On October 31, 2010, Justice Investors entered into an amendment to its Parking Facilities Management Agreement with Ace Parking to extend the term of the agreement for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party's right to terminate the agreement without cause on ninety (90) days written notice. The amendment also modified how an "Excess Profit Fee" to be paid to Ace would be calculated. The amendment provides that, if net operating income ("NOI") from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The prior Excess Profit Fee entitled Ace to receive three percent of NOI in excess of $150,000.

Effective November 30, 2010, the general and limited partners of Justice Investors entered into an Amended and Restated Agreement of Limited Partnership, which was approved and ratified by more than 97% of the limited partnership interests of Justice. The Partnership Agreement was amended and restated in its entirety to comply with the new provisions of the California Corporations Code known as the "Uniform Limited Partnership Act of 2008". The amendment did not result in any material modifications of the rights or obligations of the general and limited partners.

In November 2010, Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to Intergroup, respectively, under the same terms. The intercompany loan of $831,000 to Santa Fe was eliminated in consolidation.

Three Months Ended December 31, 2010 Compared to Three Months
Ended December 31, 2009

The Company had net income of $6,019,000 for the three months ended December 31, 2010 compared to a net loss of $557,000 for the three months ended December 31, 2009. The change is primarily attributable to the significant income generated from investing activities and to a lesser extent, the increase in income from hotel operations.

The Company had income from hotel operations of $380,000 for the three months ended December 31, 2010, compared to a loss of $127,000 for the three months ended December 31, 2009. The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2010 and 2009.


For the three months ended December 31,                         2010            2009
---------------------------------------                      ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,701,000     $ 6,474,000
 Food and beverage                                            1,502,000       1,118,000
 Garage                                                         645,000         598,000
 Other                                                          294,000         178,000
                                                             ----------      ----------
  Total hotel revenues                                        9,142,000       8,368,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (6,816,000)     (6,543,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 2,326,000       1,825,000
Interest expense                                               (713,000)       (729,000)
Depreciation and amortization expense                        (1,233,000)     (1,223,000)
                                                             ----------      ----------
Income (loss) from hotel operations                         $   380,000     $  (127,000)
                                                             ==========      ==========

For the three months ended December 31, 2010, the Hotel generated operating income of $2,326,000 before interest, depreciation and amortization, on operating revenues of $9,142,000 compared to operating income of $1,825,000 before interest, depreciation and amortization, on operating revenues of $8,368,000 for the three months ended December 31, 2009. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, garage and other revenues in the current period, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction.

Room revenues increased by $227,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 and food and beverage revenues increased by $384,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the three months ended December 31, 2010 as the Hotel continued to see an increase in higher rated corporate and group business travel, which also resulted in higher in food and beverage revenues. The increase in garage revenues was primarily attributable to increased demand in the area around the Hotel and a modest increase in transient parking rates. The increase in other revenues was primarily attributable group business that either canceled or was less than guaranteed, as well as greater revenues from Internet services.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended December 31, 2010 and 2009.

Three Months Ended         Average           Average
   December 31,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $186              82%              $153
      2009                   $164              86%              $141

The operations of the Hotel continued to experience an increase in the higher rated business and group travel segments as the hospitality industry began to see some recovery. As a result, the Hotel's average daily rate increased by $22 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The modest decrease in occupancy of 4% was due to the Hotel being able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $12 higher than the prior period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we believe that the Hotel is now well positioned to take advantage of a recovery in the hotel industry. We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last quarter, we saw continued improvement in business travel. If that trend in the hotel industry continues, it should translate into an increase in room revenues and profitability.

The Company had a net gain on marketable securities of $2,171,000 for the three months ended December 31, 2010 compared to a net gain on marketable securities of $87,000 for the three months ended December 31, 2009. For the three months ended December 31, 2010, the Company had a net realized gain of $205,000 and a net unrealized gain of $1,966,000. For the three months ended December 31, 2009, the Company had a net realized gain of $2,712,000 and a net unrealized loss of $2,625,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2010, the Company had net other investments of $9,558,000. On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB: LODE)) for 6,659 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,085,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $6,659,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new
capital from other investors in October 2010.   The Company recorded an
unrealized gain of $5,574,000 related to the preferred stock received as part of the debt restructuring. During the three months ended December 31, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $193,000 and $570,000, for each respective period.

Dividend and interest income increased to $253,000 for the quarter ended December 31, 2010 from $36,000 for the quarter ended December 31, 2009 primarily as the result of receiving a dividend of $175,000 from Comstock during the most recent quarter.

The provision for income tax (expense)benefit as a percentage of the income(loss) was relatively consistent for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.


Six Months Ended December 31, 2010 Compared to Six Months
Ended December 31, 2009

The Company had net income of $6,037,000 for the six months ended December 31, 2010 compared to a net loss of $1,462,000 for the six months ended December 31, 2009. The change is primarily attributable to the significant income generated from investing activities and to a lesser extent, the increase in income from hotel operations.

The Company had income from hotel operations of $623,000 for the six months ended December 31, 2010, compared to a loss of $342,000 for the six months ended December 31, 2009. The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2010 and 2009.


For the six months ended December 31,                           2010            2009
--------------------------------------                       ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 14,216,000     $ 13,206,000
 Food and beverage                                             2,683,000        2,069,000
 Garage                                                        1,281,000        1,266,000
 Other                                                           488,000          357,000
                                                             -----------      -----------
  Total hotel revenues                                        18,668,000       16,898,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (14,133,000)     (13,419,000)
                                                             -----------      -----------
Operating income before interest, depreciation and
 amortization                                                  4,535,000        3,479,000
Interest expense                                              (1,416,000)      (1,442,000)
Depreciation and amortization expense                         (2,496,000)      (2,379,000)
                                                             -----------      -----------
Income (loss) from hotel operations                         $    623,000     $   (342,000)
                                                             ===========      ===========

For the six months ended December 31, 2010, the Hotel generated operating income of $4,535,000 before interest, depreciation and amortization, on operating revenues of $18,668,000 compared to operating income of $3,479,000 before interest, depreciation and amortization, on operating revenues of $16,898,000 for the six months ended December 31, 2009. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current period, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction.

Room revenues increased by $1,010,000 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 and food and beverage revenues increased by $614,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the six months ended December 31, 2010 as the Hotel began to see an increase in higher rated corporate and group business travel, which also resulted in higher in food and beverage revenues. The increase in other revenues was primarily attributable group business in the last three months that either canceled or was less than guaranteed, as well as greater revenues from Internet services.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the six months ended December 31, 2010 and 2009.

Six Months Ended           Average           Average
   December 31,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $188              85%              $161
      2009                   $160              88%              $143

The operations of the Hotel continued to experience an increase in the higher rated business and group travel segments as the hospitality industry began to see some recovery. As a result, the Hotel's average daily rate increased significantly by $28 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. The modest decrease in occupancy of 3% was due to the Hotel being able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $18 higher than the prior six month period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we believe that the Hotel is now well positioned to take advantage of a recovery in the hotel industry. We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last six months, we have seen continued improvement in business travel. If that trend in the hotel industry continues, it should translate into an increase in room revenues and profitability.

The Company had a net gain on marketable securities of $2,214,000 for the six months ended December 31, 2010 compared to a net loss on marketable securities of $725,000 for the six months ended December 31, 2009. For the six months ended December 31, 2010, the Company had a net realized gain of $141,000 and a net unrealized gain of $2,073,000. For the six months ended December 31, 2009, the Company had a net realized gain of $2,821,000 and a net unrealized loss of $3,546,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2010, the Company had net other investments of $9,558,000. On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB: LODE)) for 6,659 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,085,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $6,659,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new
capital from other investors in October 2010.   The Company recorded an
unrealized gain of $5,574,000 related to the preferred stock received as part of the debt restructuring. During the six months ended December 31, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $336,000 and $570,000, for each respective period.

Dividend and interest income increased to $343,000 for the six months ended December 31, 2010 from $81,000 for the six months ended December 31, 2009 primarily as the result of receiving a dividend of $175,000 from Comstock during the most recent quarter.

Margin interest and trading expenses decreased to $242,000 for the six months ended December 31, 2009 from $309,000 for the six months ended December 31, 2009 primarily as the result of the decrease in margin interest expense related to the decrease in the use of margin.

The provision for income tax (expense)benefit as a percentage of the income(loss) was relatively consistent for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of December 31, 2010 and June 30, 2010, the Company had investments in marketable equity securities of $10,365,000 and $4,332,000, respectively. The following tables show the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2010 and June 30, 2010.

As of December 31, 2010:
                                                             % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Basic materials                     $  2,404,000               23.2%
   Investment funds                       1,889,000               18.2%
   REITs                                  1,458,000               14.1%
   Financial services                     1,316,000               12.7%
   Services                               1,220,000               11.8%
   Other                                  2,078,000               20.0%
                                       ------------           ----------
                                       $ 10,365,000              100.0%
                                       ============           ==========

June 30, 2010                                                % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
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
                                         ==========              ======

The Company's investment portfolio is diversified with 55 different equity positions. The portfolio contains three equity securities that are more than 5% of the equity value of the portfolio, with the largest being 21.5% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective period.

For the three months ended December 31,          2010              2009
                                              ----------       -----------
Net gain on marketable securities            $ 2,171,000      $     87,000
Net gain on other investments                  5,810,000           142,000
Impairment loss on other investments            (193,000)         (570,000)
Dividend and interest income                     253,000            36,000
Margin interest expense                          (42,000)          (67,000)
Trading and management expenses                  (89,000)          (86,000)
                                              ----------        ----------
                                             $ 7,910,000      $   (458,000)
                                              ==========        ==========

For the six months ended December 31,            2010              2009
                                              ----------       -----------
Net gain(loss) on marketable securities      $ 2,214,000      $   (725,000)
Net gain on other investments                  5,832,000           142,000
Impairment loss on other investments            (336,000)         (570,000)
Dividend and interest income                     343,000            81,000
Margin interest expense                          (68,000)         (138,000)
Trading and management expenses                 (174,000)         (171,000)
                                              ----------        ----------
                                             $ 7,811,000      $ (1,381,000)
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

The Hotel started to generate cash flows from its operations in June 2006. For the fiscal year ended June 30, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. The fiscal 2009 distributions were paid in September 2008, after which the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and 2010. As a result, no Partnership distributions were paid in fiscal 2010. Since only a modest improvement in economic conditions is expected in the lodging industry in calendar 2011, no limited partnership distributions are anticipated in fiscal 2011. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. During the six months ended December 31, 2010 and 2009, the Company received management fees from Justice Investors totaling $172,000 and $151,000, respectively.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,453,000 as of December 31, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,137,000 as of December 31, 2010.

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

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of December 31, 2010. As of December 31, 2010 the outstanding balance was $2,382,000.

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

In November 2010, the Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020.

With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to Intergroup, respectively, under the same terms. The intercompany loan of $831,000 to Santa Fe was eliminated in consolidation.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations and related interest.


                                   Total        Year 1       Year 2       Year 3       Year 4       Year 5      Thereafter
                                 -----------   ----------   ----------   ----------   ----------   ----------   -----------
Mortgage notes payable           $49,252,000   $  440,000   $  918,000   $  970,000   $1,027,000   $1,086,000   $44,811,000
Other notes payable                3,593,000      784,000      651,000      569,000    1,557,000       32,000             -
Interest                          13,830,000    1,500,000    2,902,000    2,806,000    2,697,000    2,567,000     1,358,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------
Total                            $66,675,000   $2,724,000   $4,471,000   $4,345,000   $5,281,000   $3,685,000   $46,169,000
                                  ----------    ---------    ---------    ---------    ---------    ---------    ----------

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


                              PART II.
                          OTHER INFORMATION

Item 6.  Exhibits.

    10.1 Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010.

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


                                            SANTA FE FINANCIAL CORPORATION
                                                     (Registrant)


Date: February 11, 2011                    by  /s/ John V. Winfield
                                              ---------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 11, 2011                    by  /s/ Michael G. Zybala
                                              ---------------------------
                                              Michael G. Zybala, Vice
                                              President, and Secretary


Date: February 11, 2011                    by  /s/ David Nguyen
                                              --------------------------
                                              David Nguyen, Treasurer and
                                              Controller (Principal
                                              Financial Officer)