Form 10-Q
period 2011-09-30
SANTA FE FINANCIAL CORP
filed 2011-11-14
CIK 86759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
☐ Yes   ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 7, 2011, was 1,241,810.

PART I
FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Investment in hotel, net	$36,069,000	$35,844,000
Investment in real estate, net	5,153,000	5,168,000
Investment in marketable securities	2,732,000	8,541,000
Other investments, net	8,557,000	9,198,000
Cash and cash equivalents	1,359,000	745,000
Accounts receivable, net	2,007,000	1,683,000
Other assets, net	2,809,000	2,918,000
Deferred tax asset	3,502,000	3,199,000

Total assets	$62,188,000	$67,296,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$7,891,000	$8,174,000
Due to securities broker	-	3,517,000
Obligations for securities sold	132,000	250,000
Other notes payable	2,533,000	2,786,000
Mortgage notes payable - real estate	3,620,000	3,634,000
Mortgage notes payable - hotel	44,969,000	45,179,000

Total liabilities	59,145,000	63,540,000

Commitments and contingencies
Shareholders' equity:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Retained earnings (accumulated deficit)	(65,000)	1,362,000
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' equity	7,926,000	9,353,000
Noncontrolling interest	(4,883,000)	(5,597,000)
Total shareholders' equity	3,043,000	3,756,000

Total liabilities and shareholders' equity	$62,188,000	$67,296,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended September 30,	2011	2010

Revenues:
Hotel	$11,109,000	$9,526,000
Real estate	139,000	136,000
Total revenues	11,248,000	9,662,000

Costs and operating expenses:
Hotel operating expenses	(8,145,000)	(7,317,000)
Real estate operating expenses	(55,000)	(65,000)
Depreciation and amortization expense	(556,000)	(1,279,000)
General and administrative expense	(219,000)	(205,000)

Total costs and operating expenses	(8,975,000)	(8,866,000)

Income from operations	2,273,000	796,000

Other income (expense):
Interest expense	(717,000)	(720,000)
Net (loss) gain on marketable securities	(2,045,000)	43,000
Net unrealized (loss) gain on other investments	(195,000)	22,000
Impairment loss on other investments	(246,000)	(143,000)
Dividend and interest income	48,000	90,000
Trading and margin interest expense	(134,000)	(111,000)

Other expense, net	(3,289,000)	(819,000)

Loss before income taxes	(1,016,000)	(23,000)
Income tax benefit	303,000	41,000

Net (loss) income	(713,000)	18,000
Less: Net income attributable to the noncontrolling interest	(714,000)	(97,000)

Net loss attributable to Santa Fe	$(1,427,000)	$(79,000)

Basic and diluted net loss per share attributable to Santa Fe	$(1.15)	$(0.06)

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended September 30,	2011	2010
Cash flows from operating activities:
Net (loss) income	$(713,000)	$18,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net unrealized loss (gain) on marketable securities	1,494,000	(107,000)
Unrealized loss (gain) on other investments	195,000	(22,000)
Impairment loss on other investments	246,000	143,000
Depreciation and amortization	556,000	1,279,000
Changes in assets and liabilities:
Investment in marketable securities	4,315,000	(431,000)
Accounts receivable	(324,000)	209,000
Other assets	90,000	(66,000)
Accounts payable and other liabilities	(283,000)	86,000
Due to securities broker	(3,517,000)	746,000
Obligations for securities sold	(118,000)	(155,000)
Deferred tax asset	(303,000)	(41,000)
Net cash provided by operating activities	1,638,000	1,659,000

Cash flows from investing activities:
Hotel and real estate investments	(747,000)	(439,000)
Proceeds from other investments	200,000	-
Net cash used in investing activities	(547,000)	(439,000)

Cash flows from financing activities:
Payments on mortgage notes payable	(224,000)	(219,000)
Payments on other notes payable	(253,000)	(291,000)
Net cash used in financing activities	(477,000)	(510,000)

Net increase in cash and cash equivalents:	614,000	710,000
Cash and cash equivalents at the beginning of the period	745,000	632,000
Cash and cash equivalents at the end of the period	$1,359,000	$1,342,000

Supplemental information:
Interest paid	$759,000	$746,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading.  Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.  The June 30, 2011 Condensed Consolidated Balance Sheet was obtained from the Company’s Form 10-K for the year ended June 30, 2011.

The results of operations for the three months ended September 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2012.

As of September 30, 2011, Santa Fe Financial Corporation (“Santa Fe”), a public company, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is a 77%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth.

The Company’s primary business is conducted through Portsmouth’s general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation (“Evon”), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner.

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

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon.  Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets, and assumed the contract with Ace Parking for the operations of the garage. That installment sale agreement was fully paid as of November 30, 2010.  Justice also agreed to assume Evon’s contract with Ace Parking Management, Inc. (“Ace Parking”) for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008.  The management agreement with Ace Parking was extended for another 62 months, effective November 1, 2010. The Partnership also leases a day spa on the lobby level to Tru Spa.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006 and net income is expected to improve in the future, especially since depreciation and amortization expenses attributable to the renovation will decrease substantially. For the fiscal year ended June 30, 2011, that trend of net losses was reversed as the Company recorded net income from hotel operations of $613,000.  For the three months ended September 30, 2011, that positive trend continued as the Company recorded net income from hotel operations of 1,736,000. Despite a troubled economy, management believes that the revenues expected to be generated from the Hotel, garage and the Partnership’s leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.  Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

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

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each respective period.  During the three months ended September 30, 2011 and 2010, the Company did not have any potentially dilutive securities outstanding.

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

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:
		Accumulated	Net Book
September 30, 2011	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	19,825,000	(17,340,000)	2,485,000
Building and improvements	51,340,000	(19,652,000)	31,688,000
	$73,061,000	$(36,992,000)	$36,069,000

		Accumulated	Net Book
June 30, 2011	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	19,583,000	(17,076,000)	2,507,000
Building and improvements	50,834,000	(19,393,000)	31,441,000
	$72,313,000	$(36,469,000)	$35,844,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii.  Investment in real estate consisted of the following:

As of	September 30, 2011	June 30, 2011
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,580,000	2,580,000
Accumulated depreciation	(830,000)	(815,000)
	4,180,000	4,195,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,153,000	$5,168,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At September 30, 2011 and June 30, 2011, all of the Company’s marketable securities are classified as trading securities.  The change in the unrealized gains and losses on these investments are included in earnings.  Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of September 30, 2011

Corporate Equities	$2,025,000	$1,633,000	$(926,000)	$707,000	$2,732,000

As of June 30, 2011

Corporate Equities	$6,223,000	$3,295,000	$(977,000)	$2,318,000	$8,541,000

As of September 30, 2011 and June 30, 2011, the Company had $705,000 and $665,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses).  Below is the composition of the two components for the three months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30,	2011	2010
Realized loss on marketable securities	$(551,000)	$(64,000)
Unrealized (loss) gain on marketable securities	(1,494,000)	107,000

Net (loss) gain on marketable securities	$(2,045,000)	$43,000

NOTE 5 – OTHER INVESTMENTS, NET

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

Other investments, net consist of the following:

Type	September 30, 2011	June 30, 2011
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,453,000	1,699,000
Corporate debt and equity instruments, at cost	168,000	368,000
Warrants - at fair value	277,000	472,000
	$8,557,000	$9,198,000

During the three months September 30, 2011 and 2010, the Company recorded impairment losses of $246,000 and $143,000, respectively.

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2011
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,000	$-	$-	$3,000
Other investments - warrants	-	277,000	-	277,000
Investment in marketable securities:
Basic materials	1,550,000	-	-	1,550,000
Services	446,000			446,000
REITs and real estate companies	315,000	-	-	315,000
Financial services	215,000			215,000
Other	206,000	-	-	206,000
	2,732,000		-	2,732,000
	$2,735,000	$277,000	$-	$3,012,000

As of June 30, 2011
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,000	$-	$-	$3,000
Other investments - warrants	-	472,000	-	472,000
Investment in marketable securities:
Basic materials	2,594,000	-	-	2,594,000
Investment funds	1,905,000			1,905,000
Services	1,574,000	-	-	1,574,000
REITs and real estate companies	900,000			900,000
Financial services	856,000	-	-	856,000
Other	712,000			712,000
	8,541,000		-	8,541,000
	$8,544,000	$472,000	$-	$9,016,000

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

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	September 30, 2011	ended September 30, 2011

Other non-marketable investments	$-	$-	$8,280,000	$8,280,000	$(246,000)

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	June 30, 2011	ended September 30, 2010

Other non-marketable investments	$-	$-	$8,726,000	$8,726,000	$(143,000)

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

NOTE 7 – SEGMENT INFORMATION

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

Information below represents reporting segments for the three months ended September 30, 2011 and 2010, respectively. Operating income (loss) for rental properties consist of rental income.  Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2011	Operations	Operations	Transactions	Other	Total

Revenues	$11,109,000	$139,000	$-	$-	$11,248,000
Operating expenses	(8,685,000)	(71,000)	-	(219,000)	(8,975,000)
Income (loss) from operations	2,424,000	68,000	-	(219,000)	2,273,000
Interest expense	(688,000)	(29,000)	-	-	(717,000)
Loss from investments	-		(2,572,000)	-	(2,572,000)
Income tax benefit	-		-	303,000	303,000
Net income (loss)	$1,736,000	$39,000	$(2,572,000)	$84,000	$(713,000)
Total assets	$36,069,000	$5,153,000	$11,289,000	$9,677,000	$62,188,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2010	Operations	Operations	Transactions	Other	Total

Revenues	$9,526,000	$136,000	$-	$-	$9,662,000
Operating expenses	(8,580,000)	(81,000)	-	(205,000)	(8,866,000)
Income (loss) from operations	946,000	55,000	-	(205,000)	796,000
Interest expense	(703,000)	(17,000)	-	-	(720,000)
Loss from investments	-		(99,000)	-	(99,000)
Income tax benefit	-		-	41,000	41,000
Net income (loss)	$243,000	$38,000	$(99,000)	$(164,000)	$18,000
Total assets	$36,747,000	$5,217,000	$8,873,000	$9,366,000	$60,203,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company’s parent, InterGroup, based on management’s estimate of the pro rata utilization of resources. For the three months ended September 30, 2011 and 2010, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period.

During the three months ended September 30, 2011 and 2010, the Company received management fees from Justice Investors totaling $91,000 and $79,000, respectively.  These amounts were eliminated in consolidation.

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

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations.  When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements.  These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, that could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof.  The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon.  Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets, and assumed the contract with Ace Parking for the operations of the garage. That installment sale agreement was fully paid as of November 30, 2010. Justice also leases a portion of the lobby level of the Hotel to a day spa operator.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The Company had a net loss of $713,000 for the three months ended September 30, 2011 compared to net income of $18,000 for the three months ended September 30, 2010.  The significant change is primarily attributable to the significant losses incurred from the Company’s investing activities during the current quarter, partially offset by the significant improvement in the hotel operations during the same period.

The Company had net income from hotel operations of $1,736,000 for the three months ended September 30, 2011, compared to net income of $243,000 for the three months ended September 30, 2010. That increase in net income is primarily attributable to a $723,000 decrease in depreciation and amortization expense, as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during January 2011, and a significant increase in total operating revenues compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2011 and 2010.

For the three months ended September 30,	2011	2010
Hotel revenues:
Hotel rooms	$8,697,000	$7,515,000
Food and beverage	1,374,000	1,181,000
Garage	731,000	636,000
Other operating departments	307,000	194,000
Total hotel revenues	11,109,000	9,526,000
Operating expenses excluding interest, depreciation and amortization	(8,145,000)	(7,317,000)
Operating income before interest, depreciation and amortization	2,964,000	2,209,000
Interest	(688,000)	(703,000)
Depreciation and amortization	(540,000)	(1,263,000)

Net income from hotel operations	$1,736,000	$243,000

For the three months ended September 30, 2011, the Hotel generated operating income of $2,964,000 before interest, depreciation and amortization, on total operating revenues of $11,109,000 compared to operating income of $2,209,000 before interest, depreciation and amortization, on operating revenues of $9,526,000 for the three months ended September 30, 2010. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current year, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $1,182,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and food and beverage revenues increased by $193,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the recent period as the Hotel began to see an increase in higher rated leisure, corporate and group business travel, which also resulted in higher in food and beverage revenues.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended September 30, 2011 and 2010.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPar

2011	$189	92%	$174
2010	$168	89%	$150

The operations of the Hotel experienced an increase in the higher rated business and group travel segments in the three months ended September 30, 2011 as the hospitality industry continued to show signs of recovery. As a result, the Hotel’s average daily rate increased significantly by $21 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The increase in occupancy of 3% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $24 higher than the comparative three month period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. Our new executive lounge on the 26th floor of the Hotel, that opened in October 2011, is one of our latest projects designed to enhance the guest experience. We have also taken actions to improve our internet connectivity throughout the Hotel and will be providing more technological amenities for our guests.

We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last twelve months, we have seen improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment.

The Company had a net loss on marketable securities of $2,045,000 for the three months ended September 30, 2011 compared to a net gain on marketable securities of $43,000 for the three months ended September 30, 2010. For the three months ended September 30, 2011, the Company had a net realized loss of $551,000 and a net unrealized loss of $1,494,000.  For the three months ended September 30, 2010, the Company had a net realized loss of $64,000 and a net unrealized gain of $107,000.  Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations.  However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended September 30, 2011, the Company had an unrealized loss of $195,000 related to other investments compared to an unrealized gain of $22,000 for the three months ended September 30, 2010.   The loss is the result of the decrease in the underlying stock price of investments for which the Company holds stock warrants.  These stock warrants are considered derivatives.

During the three months ended September 30, 2011 and 2010, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $246,000 and $143,000, for each respective period.

Dividend and interest income decreased to $48,000 for the three months ended September 30, 2011 from $90,000 in the previous comparable quarter primarily as the result of fewer investments in income yielding investments during the current quarter.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its subsidiary. The income tax benefit during the three months ended September 30, 2011 and 2010 represents income tax benefit of Portsmouth. Santa Fe’s income tax was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of September 30, 2011 and June 30, 2011, the Company had investments in marketable equity securities of $2,732,000 and $8,541,000, respectively.  The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of September 30, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,550,000	56.7%
Services	446,000	16.3%
REITs and real estate companies	315,000	11.5%
Financial services	215,000	7.9%
Other	206,000	7.6%
	$2,732,000	100.0%

As of June 30, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,594,000	30.4%
Investment funds	1,905,000	22.3%
Services	1,574,000	18.4%
REITs and real estate companies	900,000	10.5%
Financial services	856,000	10.0%
Other	712,000	8.3%
	$8,541,000	100.0%

The Company’s investment portfolio is diversified with 33 different equity positions.  The portfolio contains three individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 56.7% of the total equity value of the entire portfolio.  The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time.  While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions.  Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended September 30,	2011	2010
Net (loss) gain on marketable securities	$(2,045,000)	$43,000
Net unrealized (loss) gain on other investments	(195,000)	22,000
Impairment loss on other investments	(246,000)	(143,000)
Dividend and interest income	48,000	90,000
Margin interest expense	(42,000)	(26,000)
Trading and management expenses	(92,000)	(85,000)
	$(2,572,000)	$(99,000)

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s cash flows are primarily generated from its Hotel operations and general partner fees from Justice. The Company also receives revenues generated from the investment of its cash and marketable securities, other investments and the ownership of real estate.

Following the temporary suspension of operations in May 2005 for major renovations, the Hotel started, and continues, to generate positive cash flows from its operations. As a result, Justice was able to pay some limited partnership distributions in fiscal years 2008 and 2009. However, due to the significant downturn in the San Francisco hotel market beginning in September 2008 and the continued weakness in domestic and international economies, no Partnership distributions were paid in fiscal 2011 and 2010. During such periods, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities and from its general partner management fees. Since we have seen recent improvements in the operations of the Hotel, and the San Francisco market in general, the Partnership may be in a position to consider limited partnership distributions in fiscal 2012. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee.  As a result of that new agreement and the increase in Hotel gross revenues in the current period, total general partner fees paid to Portsmouth for the quarterly period ended September 30, 2011 increased to $91,000, compared to $79,000 for the period ended September 30, 2010.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,035,000 as of September 30, 2011.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,934,000 as of September 30, 2011.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of September 30, 2011. As of September 30, 2011, the interest rate was 5.75% and the outstanding balance was $2,110,000.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the term loan to pay off the line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$48,589,000	$694,000	$970,000	$1,026,000	$1,086,000	$41,512,000	$3,301,000
Other notes payable	$2,533,000	402,000	569,000	1,557,000	5,000	-	-
Interest	$11,609,000	2,165,000	2,806,000	2,697,000	2,565,000	560,000	816,000
Total	$62,731,000	$3,261,000	$4,345,000	$5,280,000	$3,656,000	$42,072,000	$4,117,000

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

 32.1   Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

 32.2   Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2011	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 14, 2011	by	/s/ Michael G. Zybala
Michael G. Zybala,
Vice President and Secretary

Date: November 14, 2011	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller