Form 10-Q
period 2012-03-31
SANTA FE FINANCIAL CORP
filed 2012-05-10
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of May 7, 2012, was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Investment in hotel, net	$36,368,000	$35,844,000
Investment in real estate, net	5,121,000	5,168,000
Investment in marketable securities	6,108,000	8,541,000
Other investments, net	8,327,000	9,198,000
Cash and cash equivalents	760,000	745,000
Accounts receivable, net	1,327,000	1,683,000
Other assets, net	3,673,000	2,918,000
Deferred tax asset	3,248,000	3,199,000

Total assets	$64,932,000	$67,296,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$8,048,000	$8,174,000
Due to securities broker	2,090,000	3,517,000
Obligations for securities sold	359,000	250,000
Other notes payable	2,438,000	2,786,000
Mortgage notes payable - real estate	3,591,000	3,634,000
Mortgage notes payable - hotel	44,540,000	45,179,000

Total liabilities	61,066,000	63,540,000

Commitments and contingencies
Shareholders' equity:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Retained earnings	275,000	1,362,000
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' equity	8,266,000	9,353,000
Noncontrolling interest	(4,400,000)	(5,597,000)
Total shareholders' equity	3,866,000	3,756,000

Total liabilities and shareholders' equity	$64,932,000	$67,296,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31,	2012	2011

Revenues:
Hotel	$10,154,000	$8,187,000
Real estate	146,000	141,000
Total revenues	10,300,000	8,328,000

Costs and operating expenses:
Hotel operating expenses	(8,572,000)	(7,113,000)
Real estate operating expenses	(50,000)	(55,000)
Depreciation and amortization expense	(585,000)	(542,000)
General and administrative expense	(253,000)	(244,000)

Total costs and operating expenses	(9,460,000)	(7,954,000)

Income from operations	840,000	374,000

Other income (expense):
Interest expense	(704,000)	(730,000)
Net gain on marketable securities	655,000	15,000
Net unrealized loss on other investments	(17,000)	(79,000)
Impairment loss on other investments	(40,000)	-
Dividend and interest income	20,000	104,000
Trading and margin interest expense	(137,000)	(163,000)

Other expense, net	(223,000)	(853,000)

Income (loss) before income taxes	617,000	(479,000)
Income tax (expense) benefit	(126,000)	103,000

Net income (loss)	491,000	(376,000)
Less: Net (income) loss attributable to the noncontrolling interest	(221,000)	123,000

Net income (loss) attributable to Santa Fe	$270,000	$(253,000)

Basic and diluted net income (loss) per share attributable to Santa Fe	$0.22	$(0.20)

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the nine months ended March 31,	2012	2011

Revenues:
Hotel	$31,675,000	$26,855,000
Real estate	430,000	415,000
Total revenues	32,105,000	27,270,000

Costs and operating expenses:
Hotel operating expenses	(24,513,000)	(21,246,000)
Real estate operating expenses	(156,000)	(196,000)
Depreciation and amortization expense	(1,710,000)	(3,071,000)
General and administrative expense	(687,000)	(665,000)

Total costs and operating expenses	(27,066,000)	(25,178,000)

Income from operations	5,039,000	2,092,000

Other income (expense):
Interest expense	(2,146,000)	(2,200,000)
Net (loss) gain on marketable securities	(1,575,000)	2,229,000
Net unrealized (loss) gain on other investments	(284,000)	5,753,000
Impairment loss on other investments	(427,000)	(336,000)
Dividend and interest income	327,000	447,000
Trading and margin interest expense	(373,000)	(405,000)

Other (expense) income, net	(4,478,000)	5,488,000

Income before income taxes	561,000	7,580,000
Income tax benefit (expense)	49,000	(1,919,000)

Net income	610,000	5,661,000
Less: Net income attributable to the noncontrolling interest	(1,697,000)	(1,142,000)

Net (loss) income attributable to Santa Fe	$(1,087,000)	$4,519,000

Basic and diluted net (loss) income per share attributable to Santa Fe	$(0.88)	$3.64

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the nine months ended March 31,	2012	2011
Cash flows from operating activities:
Net income	$610,000	$5,661,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Net unrealized loss (gain) on marketable securities	1,460,000	(2,024,000)
Unrealized loss (gain) on other investments	284,000	(5,753,000)
Impairment loss on other investments	427,000	336,000
Depreciation and amortization	1,710,000	3,071,000
Changes in assets and liabilities:
Investment in marketable securities	973,000	(2,680,000)
Accounts receivable	356,000	294,000
Other assets	(809,000)	(1,550,000)
Accounts payable and other liabilities	(126,000)	(249,000)
Due to securities broker	(1,427,000)	2,873,000
Obligations for securities sold	109,000	(645,000)
Deferred tax asset	(49,000)	1,919,000
Net cash provided by operating activities	3,518,000	1,253,000

Cash flows from investing activities:
Hotel and real estate investments	(2,133,000)	(1,432,000)
Proceeds from other investments	160,000	47,000
Net cash used in investing activities	(1,973,000)	(1,385,000)

Cash flows from financing activities:
Distributions to noncontrolling interest	(500,000)	-
Borrowings from mortgage note payable	-	1,595,000
Payments on mortgage notes payable	(682,000)	(618,000)
Net payments on other notes payable	(348,000)	(507,000)
Net cash (used in) provided by financing activities	(1,530,000)	470,000

Net increase in cash and cash equivalents:	15,000	338,000
Cash and cash equivalents at the beginning of the period	745,000	632,000
Cash and cash equivalents at the end of the period	$760,000	$970,000

Supplemental information:
Interest paid	$2,240,000	$2,334,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011. The June 30, 2011 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2011.

The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2012.

As of March 31, 2012, Santa Fe owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is a 79.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.5% of the common stock of Portsmouth.

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

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for the Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006 and net income is expected to improve in the future, especially since depreciation and amortization expenses attributable to the renovation have decreased substantially. For the fiscal year ended June 30, 2011, that trend of net losses was reversed as the Company recorded net income from hotel operations of $710,000. For the nine months ended March 31, 2012, that positive trend continued as the Company recorded net income from hotel operations of $3,440,000. Even in an uncertain economy, management believes that the revenues expected to be generated from the Hotel, garage and the Partnership’s leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

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

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each respective period. During the three and nine months ended March 31, 2012 and 2011, the Company did not have any potentially dilutive securities outstanding.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04 (ASU 2011-04), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standard).” ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011-04 is effective for the Company beginning January 1, 2012 and has been applied on a prospective basis.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 will be effective for the Company beginning July 1, 2012. For the three months and nine months ended March 31, 2012, the Company had no components of Comprehensive Income other than Net Income (loss) itself.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2012	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	20,638,000	(17,900,000)	2,738,000
Building and improvements	51,913,000	(20,179,000)	31,734,000
	$74,447,000	$(38,079,000)	$36,368,000

		Accumulated	Net Book
June 30, 2011	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	19,583,000	(17,076,000)	2,507,000
Building and improvements	50,834,000	(19,393,000)	31,441,000
	$72,313,000	$(36,469,000)	$35,844,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	March 31, 2012	June 30, 2011
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,579,000	2,580,000
Accumulated depreciation	(861,000)	(815,000)
	4,148,000	4,195,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,121,000	$5,168,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At March 31, 2012 and June 30, 2011, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of March 31, 2012

Corporate
Equities	$5,474,000	$1,634,000	$(1,000,000)	$634,000	$6,108,000

As of June 30, 2011

Corporate
Equities	$6,223,000	$3,295,000	$(977,000)	$2,318,000	$8,541,000

As of March 31, 2012 and June 30, 2011, the Company had $749,000 and $665,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and nine months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31,	2012	2011
Realized gain on marketable securities	$388,000	$64,000
Unrealized gain (loss) on marketable securities	267,000	(49,000)

Net gain on marketable securities	$655,000	$15,000

For the nine months ended March 31,	2012	2011
Realized (loss) gain on marketable securities	$(115,000)	$205,000
Unrealized (loss) gain on marketable securities	(1,460,000)	2,024,000

Net (loss) gain on marketable securities	$(1,575,000)	$2,229,000

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

Other investments, net consist of the following:

Type	March 31, 2012	June 30, 2011
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,312,000	1,699,000
Corporate debt and equity instruments, at cost	168,000	368,000
Warrants - at fair value	188,000	472,000
	$8,327,000	$9,198,000

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2012
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	188,000	188,000
Investment in marketable securities:
Basic materials	1,887,000	-	-	1,887,000
Technology	1,682,000	-	-	1,682,000
Financial services	952,000	-	-	952,000
Energy	705,000	-	-	705,000
REITs and real estate companies	371,000	-	-	371,000
Other	511,000	-	-	511,000
	6,108,000	-	-	6,108,000
	$6,111,000	$-	$188,000	$6,299,000

As of June 30, 2011
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-		472,000	472,000
Investment in marketable securities:
Basic materials	2,594,000	-	-	2,594,000
Investment funds	1,905,000	-	-	1,905,000
Services	1,574,000	-	-	1,574,000
REITs and real estate companies	900,000	-	-	900,000
Financial services	856,000	-	-	856,000
Other	712,000	-	-	712,000
	8,541,000	-	-	8,541,000
	$8,544,000	$-	$472,000	$9,016,000

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

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	March 31, 2012	ended March 31, 2012

Other non-marketable investments	$-	$-	$8,139,000	$8,139,000	$(427,000)

					Net gain for the nine months
Assets	Level 1	Level 2	Level 3	June 30, 2011	ended March 31, 2011

Other non-marketable investments	$-	$-	$8,726,000	$8,726,000	$5,238,000

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three and six months ended March 31, 2012 and 2010, respectively. Operating income for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income (loss) from investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2012	Operations	Operations	Transactions	Other	Total

Revenues	$10,154,000	$146,000	$-	$-	$10,300,000
Operating expenses	(9,142,000)	(65,000)	-	(253,000)	(9,460,000)
Income (loss) from operations	1,012,000	81,000	-	(253,000)	840,000
Interest expense	(676,000)	(28,000)	-	-	(704,000)
Income from investments	-	-	481,000	-	481,000
Income tax expense	-	-	-	(126,000)	(126,000)
Net income (loss)	$336,000	$53,000	$481,000	$(379,000)	$491,000
Total assets	$36,368,000	$5,121,000	$14,435,000	$9,008,000	$64,932,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2011	Operations	Operations	Transactions	Other	Total

Revenues	$8,187,000	$141,000	$-	$-	$8,328,000
Operating expenses	(7,639,000)	(71,000)	-	(244,000)	(7,954,000)
Income (loss) from operations	548,000	70,000	-	(244,000)	374,000
Interest expense	(701,000)	(29,000)	-	-	(730,000)
Income from investments	-	-	(123,000)	-	(123,000)
Income tax expense	-	-	-	103,000	103,000
Net income (loss)	$(153,000)	$41,000	$(123,000)	$(141,000)	$(376,000)
Total assets	$36,024,000	$5,184,000	$18,530,000	$8,390,000	$68,128,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2012	Operations	Operations	Transactions	Other	Total

Revenues	$31,675,000	$430,000	$-	$-	$32,105,000
Operating expenses	(26,176,000)	(203,000)	-	(687,000)	(27,066,000)
Income (loss) from operations	5,499,000	227,000	-	(687,000)	5,039,000
Interest expense	(2,059,000)	(87,000)	-	-	(2,146,000)
Loss from investments	-	-	(2,332,000)	-	(2,332,000)
Income tax benefit	-	-	-	49,000	49,000
Net income (loss)	$3,440,000	$140,000	$(2,332,000)	$(638,000)	$610,000
Total assets	$36,368,000	$5,121,000	$14,435,000	$9,008,000	$64,932,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2011	Operations	Operations	Transactions	Other	Total

Revenues	$26,855,000	$415,000	$-	$-	$27,270,000
Operating expenses	(24,268,000)	(245,000)	-	(665,000)	(25,178,000)
Income (loss) from operations	2,587,000	170,000	-	(665,000)	2,092,000
Interest expense	(2,117,000)	(83,000)	-	-	(2,200,000)
Income from investments	-	-	7,688,000	-	7,688,000
Income tax expense	-	-	-	(1,919,000)	(1,919,000)
Net income (loss)	$470,000	$87,000	$7,688,000	$(2,584,000)	$5,661,000
Total assets	$36,024,000	$5,184,000	$18,530,000	$8,390,000	$68,128,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company’s parent, InterGroup, based on management’s estimate of the pro rata utilization of resources. For the three months ended March 31, 2012 and 2011, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period. For the nine months ended March 31, 2012 and 2011, the Company and Portsmouth made payments to InterGroup of $108,000 for each respective period.

During the three months ended March 31, 2012 and 2011, the Company received management fees from Justice Investors totaling $84,000 and $71,000, respectively. During the nine months ended March 31, 2012 and 2011, the Company received management fees from Justice Investors totaling $273,000 and $243,000, respectively. These amounts were eliminated in consolidation.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The Company had net income of 491,000 for the three months ended March 31, 2012 compared to a net loss of $376,000 for the three months ended March 31, 2011. The change is primarily attributable to the significant improvement in the hotel operations and a higher net gain on marketable securities during the current quarter.

The Company had net income from hotel operations of $336,000 for the three months ended March 31, 2012, compared to a net loss of $153,000 for the three months ended March 31, 2011. That increase in net income is primarily attributable to a significant increase in total operating revenues compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2012 and 2011.

For the three months ended March 31,	2012	2011
Hotel revenues:
Hotel rooms	$7,767,000	$6,306,000
Food and beverage	1,524,000	1,088,000
Garage	671,000	634,000
Other revenues	192,000	159,000
Total hotel revenues	10,154,000	8,187,000
Operating expenses excluding interest, depreciation and amortization	(8,572,000)	(7,113,000)
Operating income before interest, depreciation and amortization	1,582,000	1,074,000
Interest	(676,000)	(701,000)
Depreciation and amortization	(570,000)	(526,000)

Net income (loss) from hotel operations	$336,000	$(153,000)

For the three months ended March 31, 2012, the Hotel generated operating income of $1,582,000 before interest, depreciation and amortization, on total hotel revenues of $10,154,000 compared to operating income of $1,074,000 before interest, depreciation and amortization, on Hotel revenues of $8,187,000 for the three months ended March 31, 2011. The increase in income from Hotel operations is primarily attributable to increases in room and food and beverage revenues in the current quarter, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $1,461,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the current period as the Hotel continued to see an increase in the higher rated leisure, corporate and group business travel. Food and beverage revenues increased due to a higher rated mix of business and the opening of the restaurant for lunch and Sunday brunch along with the new buffet service.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended March 31, 2012 and 2011.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPar

2012	$188	84%	$157
2011	$157	82%	$129

The operations of the Hotel experienced an increase in the higher rated business and group travel segments in the three months ended March 31, 2012 as the hospitality industry in the San Francisco market continued to show signs of recovery. As a result, the Hotel’s average daily rate increased significantly by $31 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in occupancy of 2% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $28 higher than the comparative three month period.

During the past year, we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we were well positioned to take advantage of the gradual recovery that took place in the San Francisco market. We saw a significant improvement in room rates during what is historically our slowest quarter, as the Hotel was able to expand its share of the higher rated business and leisure travel which increased our operating revenues and profitability.

We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. The addition of our new executive lounge on the 26th floor of the Hotel, the improvements to our restaurant facilities and recent upgrades to our lobby and common areas are just some of the projects designed to enhance the guest experience. We made the Hotel more energy efficient and have enhanced our recycling program to support the concept of a greener world while reducing our operating costs. The Hotel also became a groundbreaker in implementing Hilton’s Huanying (“Welcome”) program which features a tailored experience for Chinese travelers. We have also taken important steps to further develop our ties to the local Chinese community and the City as part of being a good corporate citizen and to promote new business.

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. During the last twelve months, we have seen improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment.

The Company had a net gain on marketable securities of $655,000 for the three months ended March 31, 2012 compared to a net gain on marketable securities of $15,000 for the three months ended March 31, 2011. For the three months ended March 31, 2012, the Company had a net realized gain of $388,000 and a net unrealized gain of $267,000. For the three months ended March 31, 2011, the Company had a net realized gain of $64,000 and a net unrealized loss of $49,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended March 31, 2012, the Company had an unrealized loss of $17,000 related to other investments compared to an unrealized loss of $79,000 for the three months ended March 31, 2011. The decrease in the unrealized loss is due to the lower decline in the estimated fair value of stock warrants the Company owns during the most recent quarter.

During the three months ended March 31, 2012, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $40,000.

During the three months ended March 31, 2012, dividend and interest income decreased to $20,000 from $104,000 in the previous comparable quarter as the result of the decreased investment in dividend yielding investments.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its subsidiary.  The income tax (expense) benefit during the three months ended March 31, 2012 and 2011 represents income tax benefit of Portsmouth.  Santa Fe’s income tax was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

Nine months ended March 31, 2012 Compared to Nine months ended March 31, 2011

The Company had net income of $610,000 for the nine months ended March 31, 2012 compared to net income of $5,661,000 for the nine months ended March 31, 2011. The decrease in net income is primarily attributable to the net loss from investing activities partially offset by the significant improvement in the hotel operations during the nine months ended March 31, 2012.

The Company had net income from hotel operations of $3,440,000 for the nine months ended March 31, 2012, compared to net income of $470,000 for the nine months ended March 31, 2011. That increase in net income is primarily attributable to a $1,359,000 decrease in depreciation and amortization expense, as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during January 2011, and a significant increase in total operating revenues compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2012 and 2011.

For the nine months ended March 31,	2012	2011
Hotel revenues:
Hotel rooms	$24,562,000	$20,522,000
Food and beverage	4,329,000	3,771,000
Garage	2,053,000	1,915,000
Other revenues	731,000	647,000
Total hotel revenues	31,675,000	26,855,000
Operating expenses excluding interest, depreciation and amortization	(24,513,000)	(21,246,000)
Operating income before interest, depreciation and amortization	7,162,000	5,609,000
Interest	(2,059,000)	(2,117,000)
Depreciation and amortization	(1,663,000)	(3,022,000)

Net income from hotel operations	$3,440,000	$470,000

For the nine months ended March 31, 2012, the Hotel generated operating income of $7,162,000 before interest, depreciation and amortization, on total Hotel revenues of $31,675,000 compared to operating income of $5,609,000 before interest, depreciation and amortization, on Hotel revenues of $26,855,000 for the nine months ended March 31, 2011. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current year, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $4,040,000 for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 and food and beverage revenues increased by $558,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the current period as the Hotel continued to see an increase in the higher rated leisure, corporate and group business travel, which also resulted in higher food and beverage revenues. Garage revenues increased by $138,000 as the result of the higher demand for outside parking during the current period and the resumption of the valet service.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the nine months ended March 31, 2012 and 2011.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPar

2012	$189	87%	$164
2011	$161	85%	$138

The operations of the Hotel experienced an increase in the higher rated business and group travel segments in the nine months ended March 31, 2012 as the hospitality industry in the San Francisco market continued to show signs of recovery. As a result, the Hotel’s average daily rate increased significantly by $28 for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. The increase in occupancy of 2% was due to continued increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $26 higher than the comparative nine month period.

During the past year, we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we were well positioned to take advantage of the gradual recovery that took place in the San Francisco market. We saw a significant improvement in room rates as the Hotel was able to expand its share of the higher rated business and leisure travel which increased our operating revenues and profitability. Those results made it possible for Justice Investors to declare its first limited partnership distribution since September 2008 as the Partnership made a total distribution in the amount of $1,000,000 in December 2011, of which Portsmouth received $500,000.

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

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. During the last twelve months, we have seen improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment.

The Company had a net loss on marketable securities of $1,575,000 for the nine months ended March 31, 2012 compared to a net gain on marketable securities of $2,229,000 for the nine months ended March 31, 2011. For the nine months ended March 31, 2012, the Company had a net realized loss of $115,000 and a net unrealized loss of $1,460,000. For the nine months ended March 31, 2011, the Company had a net realized gain of $205,000 and a net unrealized gain of $2,024,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2012, the Company had an unrealized loss of $284,000 related to other investments compared to an unrealized gain of $5,753,000 for the nine months ended March 31, 2011. The significant difference is due to an unrealized gain of $5,574,000 related to the Company’s Comstock investment in the prior year comparable period. Comstock had undergone a restructuring which resulted in the unrealized gain for the Company.

During the nine months ended March 31, 2012 and 2011, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $427,000 and $336,000, for each respective period.

During the nine months ended March 31, 2012, dividend and interest income decreased to $327,000 from $447,000 in the previous comparable quarter as the result of the decreased investment in dividend yielding investments.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its subsidiary. The income tax benefit (expense) during the nine months ended March 31, 2012 and 2010 represents income tax benefit (expense) of Portsmouth. Santa Fe’s income tax was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of March 31, 2012 and June 30, 2011, the Company had investments in marketable equity securities of $6,108,000 and $8,541,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,887,000	30.9%
Technology	1,682,000	27.5%
Financial services	952,000	15.6%
Energy	705,000	11.5%
REITs and real estate companies	371,000	6.1%
Other	511,000	8.4%
	$6,108,000	100.0%

As of June 30, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,594,000	30.4%
Investment funds	1,905,000	22.3%
Services	1,574,000	18.4%
REITs and real estate companies	900,000	10.5%
Financial services	856,000	10.0%
Other	712,000	8.3%
	$8,541,000	100.0%

The Company’s investment portfolio is diversified with 45 different equity positions. The portfolio contains five individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest being 28.9% consisting of the common stock held in Comstock Mining which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended March 31,	2012	2011
Net gain on marketable securities	$655,000	$15,000
Net unrealized loss on other investments	(17,000)	(79,000)
Impairment loss on other investments	(40,000)	-
Dividend and interest income	20,000	104,000
Margin interest expense	(40,000)	(66,000)
Trading and management expenses	(97,000)	(97,000)
	$481,000	$(123,000)

For the nine months ended March 31,	2012	2011
Net (loss) gain on marketable securities	$(1,575,000)	$2,229,000
Net unrealized (loss) gain on other investments	(284,000)	5,753,000
Impairment loss on other investments	(427,000)	(336,000)
Dividend and interest income	327,000	447,000
Margin interest expense	(94,000)	(134,000)
Trading and management expenses	(279,000)	(271,000)
	$(2,332,000)	$7,688,000

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result of that new agreement and the increase in Hotel gross revenues in the current period, total general partner fees paid to Portsmouth for the nine months ended March 31, 2012 increased to $273,000, compared to $243,000 for the nine month period ended March 31, 2011.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,746,000 as of March 31, 2012.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,794,000 as of March 31, 2012.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of March 31, 2012. As of March 31, 2012, the interest rate was 5.75% and the outstanding balance was $1,881,000.

Despite an uncertain economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the term loan to pay off the line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$48,131,000	$234,000	$970,000	$1,026,000	$1,085,000	$41,513,000	$3,303,000
Other notes payable	$2,437,000	236,000	638,000	1,557,000	6,000	-	-
Interest	$10,210,000	762,000	2,807,000	2,697,000	2,567,000	561,000	816,000
Total	$60,778,000	$1,232,000	$4,415,000	$5,280,000	$3,658,000	$42,074,000	$4,119,000

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2012	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: May 10, 2012	by	/s/ Michael G. Zybala
Michael G. Zybala,
Vice President and Secretary

Date: May 10, 2012	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

-23-