Form 10-K/A
period 2011-06-30
SANTA FE FINANCIAL CORP
filed 2012-08-24
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

_________________________________

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

The number of shares outstanding of registrant’s Common Stock, as of September 13, 2011, was 1,241,810

DOCUMENTS INCORPORATED BY REFERENCE: None

2

EXPLANATORY NOTE

Santa Fe Financial Corporation (“Santa Fe” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was originally filed on September 22, 2011 (the “Original Filing”) for the sole purpose of filing two exhibits (Exhibits 10.3 and 10.4) that were not included with the Original Filing and to revise the description and index of exhibits included Part IV, Item 15 (Exhibits, Financial Statement Schedules). New certifications from our Principal Executive Officer and Principal Financial Officer are also included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the date of the Original Filing. Accordingly, this Amendment must be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including amendments to those filings, if any.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 21 through 43:

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

3

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation (Restated Articles of Incorporation, dated August 12, 1997, are incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

3.(ii)	Bylaws (as amended February 15, 2000) incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 29, 2000).

4.*	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws)*

10.	Material Contracts:

10.1	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.2	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.3**	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (filed herewith)

10.4**	Management Agreement, dated February 2, 2007, between Justice Investors and Prism Hospitality, L.P. (filed herewith)

14.***	Code of Ethics

21.***	Subsidiaries

31.1**	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2**	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

* All exhibits marked by one asterisk have been previously filed with other documents, including Registrant's Form 10 filed on October 27, 1967, and subsequent filings on Forms 8-K, 10-K, 10-KSB, 10-Q and 10-QSB, which are incorporated herein by reference.

** Filed herewith.

*** Previously filed with Original Form 10-K.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: August 24, 2012	By:	/s/ David T. Nguyen
David T. Nguyen
Treasurer and Controller
(Principal Financial Officer)

5