Form 10-K
period 2012-06-30
SANTA FE FINANCIAL CORP
filed 2012-09-20
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 30, 2011 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2011) was $2,722,000.

The number of shares outstanding of registrant’s Common Stock, as of September 5, 2012 was 1,241,810

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

PART I

Item 1. Business.

GENERAL

Santa Fe Financial Corporation (“Santa Fe” or the “Company” and may also be referred to as “we” “us” or “our” in this report) was incorporated under the name of Tri Financial Corporation in the State of Nevada on July 25, 1967 as a wholly owned subsidiary of Crateo, Inc., a public company. On October 31, 1969, Crateo issued a one-for-one stock dividend of all of its shares of Tri Financial to its common shareholders. On September 17, 1970, the name of the Corporation was changed to Santa Fe Financial Corporation.

As of June 30, 2012, approximately 79.9% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2012, Santa Fe owned approximately 68.8% of the common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 12.5% of the common stock of Portsmouth.

The Company’s principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth. Portsmouth’s principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership (“Justice” or the “Partnership”). The Company has a 50.0% limited partnership interest in Justice and serves as the Managing General Partner. The other general partner is Evon Corporation (“Evon”). Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five level underground parking garage. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners’ entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement provides that no portion of the partnership real property can be sold without the written consent of the general partners and the limited partners entitled to more than 72% of the net profit. The partnership agreement also provides that amendments to the agreement may be made only upon the consent of the general partners and at least seventy 75% of the interests of the limited partners and the consent of at least 75% of the interests of the limited partners will also be required to remove a general partner. As of June 30, 2012, there were 113 limited partners in Justice, including Portsmouth and Evon.

Historically, the Partnership’s most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. (“Felcor”) in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004. With the termination of the Hotel lease, Justice assumed the role of an owner/operator with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short-term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform the day-to-day management functions of the Hotel.

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. As discussed below, effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets at which time the garage became a part of the Partnership’s operations. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as the Managing General Partner of Justice for its services in overseeing and managing the Partnership’s assets and limited partnership distributions as may be declared by Justice.

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

New General Partner Compensation Agreement

Concurrent with the December 2008 Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice are entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. During the years ended June 30, 2012 and 2011, the general partners were paid approximately $562,000 and $468,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $366,000 and $323,000 was paid to Portsmouth for fiscal 2012 and 2011.

Comstock Mining, Inc. Debt Restructuring

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – now NYSE MKT: LODE) for 6,659 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,085,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $6,659,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010. The Company recorded an unrealized gain of $5,574,000 related to the preferred stock received in exchange for debt as part of the debt restructuring. See Note 6 to the Consolidated Financial Statements.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality (“Prism”) to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the fiscal years ended June 30, 2012 and 2011. In support of the Partnership’s efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2010, after which the original fee provision went back into effect. Management fees paid to Prism during the years ended June 30, 2012 and 2011 were $626,000 and $469,000, respectively.

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

The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general. The Hotel is somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPar”) and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition.

The Hotel’s target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced some decrease in some higher rated corporate and business travel as many companies have cut their travel and entertainment budgets in response to economic conditions. As a result, there could be added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods. Although we have seen some signs of recovery in the San Francisco market during the 2012 fiscal year, like all hotels, we will remain subject to the uncertain domestic and global economic environment.

In this highly competitive market, we continue with our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. During fiscal 2012, we completed several projects to enhance the guest experience, including our new executive lounge on the 26th floor of the Hotel and the upgrading of the lobby and common areas of the Hotel. We have also made improvements to our restaurant facilities and food and beverage services and have upgraded internet connectivity throughout the Hotel and are providing more technological amenities for our guests. We continue to make the Hotel more energy efficient and have enhanced our recycling program to support the concept of a greener world while reducing our operating costs. The Hotel also became a groundbreaker in implementing Hilton’s Huanying (“Welcome”) program which features a tailored experience for Chinese travelers. We have also taken important steps to further develop our ties to the local Chinese community and the City as part of being a good corporate citizen and to promote new business.

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

EMPLOYEES

As of June 30, 2012, Santa Fe had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco. Most of the non-management employees of the Hotel are part of three different unions: (1) Local 2 of the Hotel Employees and Restaurant Employees Union (“UNITE HERE”); (2) Stationary Engineers, Local 39; and (3) the Teamsters Local 856.

The Hotel’s contract with Local 2 expired on August 14, 2009. The Parties met on February 28, 2012 and negotiated the terms of a successor collective bargaining agreement. The parties reached a tentative agreement on that date and are awaiting receipt of the final, ratified agreement from Local 2. The new agreement is scheduled to expire on August 14, 2013.

The Hotel has two other labor agreements. An extension agreement with the Stationary Engineers, Local 39 was agreed to in May 2011 with an expiration date of July 31, 2013. A new contract with Teamsters Local 856 was reached on March 10, 2011 with an expiration date of December 31, 2012. Local 856 is required to send notice of intent to negotiate an agreement 60 days before its expiration.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 543 well-appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements and requirements. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,599,000 as of June 30, 2012.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,722,000 as of June 30, 2012.

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2012. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2012 and 2011, the interest rate was 5.75% and the outstanding balances were $1,702,000 and $2,202,000, respectively.

LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2012, real estate property taxes were approximately $59,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. In November 2010, Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to InterGroup under the same terms. The intercompany loan of $831,000 to Santa Fe was eliminated in consolidation. The loan balance of $654,000 to Intergroup is included in other assets, net in the consolidated balance sheet. As of June 30, 2012, the outstanding mortgage balance was $3,189,000.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2012, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $388,000 at June 30, 2012 and the maturity date of the mortgage is January 2032 and is collateralized by the property. The interest rate is variable and was 6.45% at June 30, 2012.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. (“Century West”) to act as an agent of the Company to rent and manage both of the Company’s residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for a term of twelve months ending on July 31, 2006 and continues thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. For the years ended June 30, 2012 and 2011, management fees were $23,000 and $22,000, respectively.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2012, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 73% and 92%, respectively. The physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2012 for Woodland Village and Acanto was 99% and 100%, respectively.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Santa Fe’s common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol: SFEF.OB The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Santa Fe’s common stock for each full quarterly period for the years ended June 30, 2012 and 2011. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2012	High	Low

First Quarter (7/ 1 to 9/30)	$18.00	$13.85
Second Quarter (10/1 to 12/31)	$14.00	$11.25
Third Quarter (1/1 to 3/31)	$20.00	$11.76
Fourth Quarter (4/1 to 6/30)	$18.50	$15.50

Fiscal 2011

First Quarter (7/ 1 to 9/30)	$12.00	$6.25
Second Quarter (10/1 to 12/31)	$20.00	$8.55
Third Quarter (1/1 to 3/31)	$15.00	$11.00
Fourth Quarter (4/1 to 6/30)	$21.00	$15.00

As of June 30, 2012, the number of holders of record of the Company’s Common Stock was approximately 220. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees. Including beneficial holders, there are approximately 420 shareholders of the Company’s Common Stock.

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

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the last quarter of its fiscal year ending June 30, 2012.

Item 6. Selected financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Portsmouth has a 50.0% limited partnership interest in Justice and serves as the managing general partner of Justice. Evon Corporation (“Evon”) serves as the other general partner. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company. See Note 2 to the Consolidated Financial Statements.

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

The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

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

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

The Company had net income of $824,000 for the year ended June 30, 2012 compared to net income of $5,096,000 for the year ended June 30, 2011. The decrease in net income is primarily attributable to the recording of an unrealized gain of $5,753,000 in fiscal 2011 related to the preferred stock of Comstock received by the Company in exchange for debt as part of the debt restructuring, losses from investing activities in the current year, partially offset by a significant improvement in hotel operations.

The Company had net income from hotel operations of $4,014,000 for the fiscal year ended June 30, 2012, compared to net income of $613,000 for the fiscal year ended June 30, 2011. The significant increase in net income from hotel operations is primarily attributable to a $5,054,000 increase in room revenues and a $1,305,000 decrease in depreciation and amortization expense as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during fiscal 2011.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2012 and 2011.

For the years ended June 30,	2012	2011
Hotel revenues:
Hotel rooms	$32,893,000	$27,839,000
Food and beverage	5,779,000	5,028,000
Garage	2,765,000	2,599,000
Other operating departments	1,025,000	816,000
Total hotel revenues	42,462,000	36,282,000
Operating expenses excluding interest, depreciation and amortization	(33,465,000)	(29,299,000)
Operating income before interest, depreciation and amortization	8,997,000	6,983,000
Interest	(2,724,000)	(2,806,000)
Depreciation and amortization	(2,259,000)	(3,564,000)

Net income from hotel operations	$4,014,000	$613,000

For the fiscal year ended June 30, 2012, the Hotel generated operating income of $8,997,000 before interest, depreciation and amortization, on total operating revenues of $42,462,000 compared to operating income of $6,983,000 before interest, depreciation and amortization, on operating revenues of $36,282,000 for the fiscal year ended June 30, 2011. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current year, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $5,054,000 for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 and food and beverage revenues increased by $751,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during fiscal 2012 as the Hotel continued to see an increase in higher rated leisure, corporate and group business travel, which also resulted in higher in food and beverage revenues.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the fiscal years ended June 30, 2012 and 2011.

Fiscal Year ended June 30,	Average Daily Rate	Average Occupancy %	RevPar

2012	$191	87%	$166
2011	$163	86%	$140

The operations of the Hotel experienced an increase in the higher rated business, leisure and group travel segments in the fiscal 2012 as the hospitality industry in the San Francisco market continued to show signs of recovery. As a result, the Hotel’s average daily rate increased significantly by $28 for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. The increase in occupancy of 1% was due to continued increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was able to reduce the amount of discounted Internet business that it was forced to take in prior years to maintain occupancy in a very competitive market and recessionary economic conditions. As a result, the Hotel was able to achieve a RevPar number that was $26 higher than fiscal 2011.

During the past couple of years, we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we were well positioned to take advantage of the gradual recovery that took place in the San Francisco market. We saw a significant improvement in room rates as the Hotel was able to expand its share of the higher rated business and leisure travel which increased our operating revenues and profitability. Those results made it possible for Justice Investors to declare its first limited partnership distribution since September 2008 as the Partnership made a total distribution in the amount of $1,000,000 in December 2011, of which Portsmouth received $500,000. The general partners of Justice will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. During fiscal 2012, we completed several projects to enhance the guest experience, including our new executive lounge on the 26th floor of the Hotel and the upgrading of the lobby and common areas of the Hotel. We have also made improvements to our restaurant facilities and food and beverage services and have upgraded internet connectivity throughout the Hotel and are providing more technological amenities for our guests. We continue to make the Hotel more energy efficient and have enhanced our recycling program to support the concept of a greener world while reducing our operating costs. The Hotel also became a groundbreaker in implementing Hilton’s Huanying (“Welcome”) program which features a tailored experience for Chinese travelers. We have also taken important steps to further develop our ties to the local Chinese community and the City as part of being a good corporate citizen and to promote new business.

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

Rental revenue from the Company’s real estate operations remained relatively consistent while operating expenses decreased by $40,000. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $1,665,000 for the year ended June 30, 2012 compared to a net gain on marketable securities of $1,678,000 for the year ended June 30, 2011. For the year ended June 30, 2012, the Company had a net realized loss of $621,000 and a net unrealized loss of $1,044,000. For the year ended June 30, 2011, the Company had a net realized gain of $88,000 and a net unrealized gain of $1,590,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2012, the Company had an unrealized loss of $292,000 related to other investments compared to an unrealized gain of $5,712,000 for the year ended June 30, 2011. The significant difference is due to an unrealized gain of $5,574,000 related to the Company’s Comstock investment in the prior comparable year. Comstock had undergone a restructuring which resulted in the unrealized gain for the Company.

During the years ended June 30, 2012 and 2011, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $575,000 and $607,000, for each respective period.

Dividend and interest income decreased to $603,000 for the year ended June 30, 2012 from $816,000 for the year ended June 30, 2011 primarily as the result of the decreased investment in income yielding instruments.

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

MARKETABLE SECURITIES

As of June 30, 2012 and 2011, the Company had investments in marketable equity securities of $4,050,000 and $8,541,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,475,000	61.1%
Technology	379,000	9.4%
Financial services	337,000	8.3%
REITs and real estate companies	205,000	5.1%
Other	654,000	16.1%
	$4,050,000	100.0%

As of June 30, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,594,000	30.4%
Investment funds	1,905,000	22.3%
Services	1,574,000	18.4%
REITs and real estate companies	900,000	10.5%
Financial services	856,000	10.0%
Other	712,000	8.3%
	$8,541,000	100.0%

The Company’s investment portfolio is diversified with 31 different equity positions. The Company holds one equity security that comprises more than 10% of the equity value of the portfolio. The security represents 61.1% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2012	2011
Net (loss) gain on marketable securities	$(1,665,000)	$1,678,000
Net unrealized (loss) gain on other investments	(292,000)	5,712,000
Impairment loss on other investments	(575,000)	(607,000)
Dividend and interest income	603,000	816,000
Margin interest expense	(121,000)	(203,000)
Trading and management expenses	(370,000)	(361,000)
	$(2,420,000)	$7,035,000

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result of increases in Hotel gross revenues in fiscal 2012, total general partner fees paid to Portsmouth for the year ended June 30, 2012 increased to $366,000, compared to $323,000 for the year ended June 30, 2011.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,599,000 as of June 30, 2012.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,722,000 as of June 30, 2012.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2012. As of June 30, 2012, the interest rate was 5.75% and the outstanding balance was $1,702,000.

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

In November 2010, the Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to InterGroup under the same terms. The intercompany loan of $831,000 to Santa Fe was eliminated in consolidation. The loan balance of $654,000 to Intergroup is included in other assets, net in the consolidated balance sheet.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$47,898,000	$970,000	$1,026,000	$1,085,000	$41,513,000	$77,000	$3,227,000
Other notes payable	2,072,000	372,000	1,695,000	5,000	-	-	-
Interest	9,696,000	3,055,000	2,697,000	2,567,000	561,000	164,000	652,000
Total	$59,666,000	$4,397,000	$5,418,000	$3,657,000	$42,074,000	$241,000	$3,879,000

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

    Santa Fe Financial Corporation:

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation and its subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Financial Corporation and its subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 20, 2012

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2012	2011

ASSETS
Investment in hotel, net	$36,481,000	$35,844,000
Investment in real estate, net	5,105,000	5,168,000
Investment in marketable securities	4,050,000	8,541,000
Other investments, net	8,171,000	9,198,000
Cash and cash equivalents	1,143,000	745,000
Accounts receivable, net	1,641,000	1,683,000
Other assets, net	3,342,000	2,918,000
Deferred tax assets	3,236,000	3,199,000

Total assets	$63,169,000	$67,296,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$8,745,000	$8,174,000
Due to securities broker	53,000	3,517,000
Obligations for securities sold	321,000	250,000
Other notes payable	2,072,000	2,786,000
Mortgage notes payable - real estate	3,577,000	3,634,000
Mortgage notes payable - hotel	44,321,000	45,179,000

Total liabilities	59,089,000	63,540,000

Commitments and contingencies
Shareholders' equity:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Retained earnings	169,000	1,362,000
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' equity	8,160,000	9,353,000
Noncontrolling interest	(4,080,000)	(5,597,000)
Total shareholders' equity	4,080,000	3,756,000

Total liabilities and shareholders' equity	$63,169,000	$67,296,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2012	2011

Revenues:
Hotel	$42,462,000	$36,282,000
Real estate	572,000	553,000
Total revenues	43,034,000	36,835,000

Costs and operating expenses:
Hotel operating expenses	(33,465,000)	(29,299,000)
Real estate operating expenses	(215,000)	(255,000)
Depreciation and amortization expense	(2,322,000)	(3,629,000)
General and administrative expense	(902,000)	(877,000)

Total costs and operating expenses	(36,904,000)	(34,060,000)

Income from operations	6,130,000	2,775,000

Other income (expense):
Interest expense	(2,840,000)	(2,918,000)
Net (loss) gain on marketable securities	(1,665,000)	1,678,000
Net unrealized (loss) gain on other investments	(292,000)	5,712,000
Impairment loss on other investments	(575,000)	(607,000)
Dividend and interest income	603,000	816,000
Trading and margin interest expense	(491,000)	(564,000)

Net other (expense) income	(5,260,000)	4,117,000

Income before income taxes	870,000	6,892,000
Income tax expense	(46,000)	(1,796,000)

Net income	824,000	5,096,000
Less: Net income attributable to the noncontrolling interest	(2,017,000)	(1,146,000)

Net (loss) income attributable to Santa Fe	$(1,193,000)	$3,950,000

Basic and diluted (loss) income per share attributable to Santa Fe	$(0.96)	$3.18

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

				Retained		Total
	Common Stock		Additional	Earnings		Santa Fe		Total
			Paid-in	(Accumulated	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit)	Stock	Equity	Interest	Equity (Deficit)

Balance at June 30, 2010	1,339,638	$134,000	$8,808,000	$(2,588,000)	$(951,000)	$5,403,000	$(6,743,000)	$(1,340,000)

Net income				3,950,000		3,950,000		3,950,000

Noncontrolling interest							1,146,000	1,146,000

Balance at June 30, 2011	1,339,638	134,000	8,808,000	1,362,000	(951,000)	9,353,000	(5,597,000)	3,756,000

Net loss				(1,193,000)		(1,193,000)		(1,193,000)

Noncontrolling interest							2,017,000	2,017,000

Distributions to noncontrolling interest							(500,000)	(500,000)

Balance at June 30, 2012	1,339,638	$134,000	$8,808,000	$169,000	$(951,000)	$8,160,000	$(4,080,000)	$4,080,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2012	2011
Cash flows from operating activities:
Net income	$824,000	$5,096,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss (gain) on marketable securities	1,044,000	(1,590,000)
Unrealized loss (gain) on other investments	292,000	(5,712,000)
Impairment loss on other investments	575,000	607,000
Depreciation and amortization	2,322,000	3,629,000
Changes in assets and liabilities:
Investment in marketable securities	3,447,000	(2,619,000)
Accounts receivable	42,000	(110,000)
Other assets	(501,000)	(1,316,000)
Accounts payable and other liabilities	571,000	158,000
Due to securities broker	(3,464,000)	2,628,000
Obligations for securities sold	71,000	(458,000)
Deferred tax asset	(37,000)	1,692,000
Net cash provided by operating activities	5,186,000	2,005,000

Cash flows from investing activities:
Hotel and real estate investments	(2,819,000)	(1,777,000)
Proceeds from other investments	160,000	31,000
Net cash used in investing activities	(2,659,000)	(1,746,000)

Cash flows from financing activities:
Distributions to noncontrolling interest	(500,000)	-
Borrowings from mortgage notes payable	-	3,260,000
Payments on mortgage notes payable	(915,000)	(2,504,000)
Payments on other notes payable	(714,000)	(902,000)
Net cash used in financing activities	(2,129,000)	(146,000)

Net increase in cash and cash equivalents:	398,000	113,000
Cash and cash equivalents at beginning of year	745,000	632,000
Cash and cash equivalents at end of year	$1,143,000	$745,000

Supplemental information:
Income tax paid	$43,000	$50,000
Interest paid	$2,961,000	$3,071,000

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

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006. For the fiscal years ended June 30, 2012 and 2011, the Partnership reversed that trend as net income was $4,014,000 and $613,000, respectively. Hotel operations improved significantly during the last two fiscal years and depreciation and amortization expenses decreased as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during the fiscal 2011. Management believes that the revenues expected to be generated from the Hotel, garage and the Partnership’s leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2012 and 2011.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2012 and 2011.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2012 and 2011, the Company recorded impairment losses related to other investments of $575,000 and $607,000, respectively.

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

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2012 and 2011, there were no liabilities for environmental remediation.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $445,000 and $337,000 for the years ended June 30, 2012 and 2011, respectively.

Basic and Diluted (Loss) Income per Share

Basic (loss) income per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2012 and 2011, the Company did not have any potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 will be effective for the Company beginning July 1, 2012. For the years ended June 30, 2012 and 2011, the Company had no components of Comprehensive Income other than Net Income (loss) itself.

In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer's Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer's involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. The Company adopted this ASU on June 30, 2012. This ASU impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows. The disclosures required by this ASU are presented in Note 18 to the consolidated financial statements.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” which was codified into ASC Topic 910-810, “Real Estate – General – Consolidation”, to amend the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which was codified into ASC 810-20, “Consolidation”, eliminated the concept of “important rights”(ASC Topic 970-810) and replaces it with the concepts of “kick out rights” and “substantive participating rights”. In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2012 and 2011, the results of operations for Justice were consolidated with those of the Company.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2012	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	20,855,000	(18,187,000)	2,668,000
Building and improvements	52,383,000	(20,466,000)	31,917,000
	$75,134,000	$(38,653,000)	$36,481,000

		Accumulated	Net Book
June 30, 2011	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	19,583,000	(17,076,000)	2,507,000
Building and improvements	50,834,000	(19,393,000)	31,441,000
	$72,313,000	$(36,469,000)	$35,844,000

Depreciation expense for the years ended June 30, 2012 and 2011 was $2,198,000 and $3,504,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,131,000 at June 30, 2012 and 2011, respectively. The accumulated depreciation on capital leases was $1,668,000 and $1,405,000 as of June 30, 2012 and 2011, respectively.

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and a 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. As of June 30, 2012 and 2011, investment in real estate included the following:

	2012	2011
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,580,000	2,580,000
Accumulated depreciation	(878,000)	(815,000)
	4,132,000	4,195,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,105,000	$5,168,000

Depreciation expense for the years ended June 30, 2012 and 2011 was $63,000 and $65,000 respectively.

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

At June 30, 2012 and 2011, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of June 30, 2012
Corporate Equities	$3,038,000	$1,970,000	$(958,000)	$1,012,000	$4,050,000

As of June 30, 2011
Corporate Equities	$6,223,000	$3,295,000	$(977,000)	$2,318,000	$8,541,000

As of June 30, 2012 and 2011, the Company had $756,000 and $665,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2012 and 2011, respectively.

For the year ended June 30,	2012	2011
Realized (loss) gain on marketable securities	$(621,000)	$88,000
Unrealized (loss) gain on marketable securities	(1,044,000)	1,590,000

Net (loss) gain on marketable securities	$(1,665,000)	$1,678,000

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

Other investments, net consist of the following:

Type	June 30, 2012	June 30, 2011
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,164,000	1,699,000
Corporate debt and equity instruments, at cost	168,000	368,000
Warrants - at fair value	180,000	472,000
	$8,171,000	$9,198,000

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – now NYSE MKT: LODE) for 6,659 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,085,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $6,659,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010. The Company recorded an unrealized gain of $5,574,000 related to the preferred stock received as part of the debt restructuring. This unrealized gain is included in the net unrealized gain on other investments in the Company’s consolidated statements of operations for the year ended June 30, 2011.

As part of that transaction, the Company’s parent company, The InterGroup Corporation, also exchanged approximately $6,572,000 in notes, convertible notes and debt instruments for 6,572 shares of A-1 Preferred, respectively. The Company’s Chairman and President also exchanged approximately $7,681,000 in notes and convertible notes held personally by him for 7,681 shares of A-1 Preferred. Together, the Company, Santa Fe, InterGroup and Mr. Winfield constitute all of the holders of the A-1 Preferred.

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

As of June 30, 2012 and 2011, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $257,000 as of June 30, 2012 and 2011 and a fair value of $180,000 and $472,000 as of June 30, 2012 and 2011, respectively. During the years ended June 30, 2012 and 2011, the Company had an unrealized loss of $292,000 and an unrealized gain of $138,000, respectively, related to these warrants.

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	180,000	180,000
Investment in marketable securities:
Basic materials	2,475,000	-	-	2,475,000
Technology	379,000	-	-	379,000
Financial services	337,000	-	-	337,000
REITs and real estate companies	205,000	-	-	205,000
Other	654,000	-	-	654,000
	4,050,000	-	-	4,050,000
	$4,053,000	$-	$180,000	$4,233,000

As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	472,000	472,000
Investment in marketable securities:
Basic materials	2,594,000	-	-	2,594,000
Investment funds	1,905,000	-	-	1,905,000
Services	1,574,000	-	-	1,574,000
REITs and real estate companies	900,000	-	-	900,000
Financial services	856,000	-	-	856,000
Other	712,000	-	-	712,000
	8,541,000	-	-	8,541,000
	$8,544,000	$-	$472,000	$9,016,000

Warrants - Transfer into Level 3 Reconciliation	Level 3
Beginning balance as of June 30, 2011 - Level 3	$-
Transfer in from Level 2 Other investments - warrants	472,000
Unrealized loss for the year ended June 30, 2012	(292,000)
Ending balance as of June 30, 2012 - Level 3	$180,000

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

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2012	ended June 30, 2012

Other non-marketable investments	$-	$-	$7,991,000	$7,991,000	$575,000

					Net gain for the year
Assets	Level 1	Level 2	Level 3	June 30, 2011	ended June 30, 2011

Other non-marketable investments	$-	$-	$8,726,000	$8,726,000	$4,967,000

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2012	2011
Inventory	$907,000	$543,000
Prepaid expenses	945,000	939,000
Note receivable - related party	654,000	664,000
Miscellaneous assets, net	836,000	772,000

Total other assets	$3,342,000	$2,918,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2012 and 2011 was $61,000 and $60,000, respectively.

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

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the partnership has the ability to meet the specific covenants. The Partnership was in compliance with the covenants as of June 30, 2012 and 2011. The loan continues as unsecured. The Partnership made additional principal payments totaling $124,000 in fiscal year 2012. The outstanding balance was $1,702,000 and $2,202,000 as of June 30, 2012 and 2011 respectively; the interest rate was 5.75% as of June 30, 2012.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers’ compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through July 2012. The notes payable at June 30, 2012 and 2011, were $61,000 and $112,000, respectively.

As of June 30, 2012 and 2011, the Company had capital lease obligations outstanding of $309,000 and $472,000, respectively, which were included in Other Notes Payable.

NOTE 10 – MORTGAGE NOTES PAYABLE

Each mortgage note payable is secured by its respective land and building. As of June 30, 2012 and 2011, the Company had the following mortgages:

June 30, 2012	June 30, 2011	Interest Rate	Origination Date	Maturity Date

$26,599,000	$27,176,000	Fixed 5.22%	July 27, 2005	August 5, 2015
17,722,000	18,003,000	Fixed 6.42%	March 27, 2007	August 5, 2015

$44,321,000	$45,179,000	Total mortgage notes payable - hotel

$3,189,000	$3,236,000	Fixed 4.85%	November 4, 2010	December 1, 2020
388,000	398,000	Variable 6.45%	January 1, 2002	January 18, 2032

$3,577,000	$3,634,000	Total mortgage notes payable - real estate

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

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2013	$1,342,000
2014	2,721,000
2015	1,090,000
2016	41,513,000
2017	77,000
Thereafter	3,227,000
$49,970,000

NOTE 11 – HOTEL RENTAL INCOME

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index. Minimum future rentals to be received under the terms of this lease as of June 30, 2012 are $151,000.

NOTE 12 – MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2012 and 2011. In support of the Partnership’s efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2010, after which the original fee arrangement went back into effect. Management fees paid to Prism during the years ended June 30, 2012 and 2011 were $626,000 and $469,000, respectively.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Travel agents and airlines made up 20% ($332,000) and 32% ($542,000) of accounts receivable at June 30, 2012 and 2011, respectively. The Hotel had two customers who accounted for 7% ($122,000) of accounts receivable at June 30, 2012. The Hotel had two customers who accounted for 14% ($235,000) of accounts receivable at June 30, 2011. The Partnership maintains its cash and cash equivalents with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of FDIC or other federally insured limits.

NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax benefit (expense) consists of the following:

For the years ended June 30,	2012	2011
Federal
Current	$(55,000)	$(48,000)
Deferred	45,000	(1,320,000)
	(10,000)	(1,368,000)
State
Current	(28,000)	(55,000)
Deferred	(8,000)	(373,000)
	(36,000)	(428,000)

	$(46,000)	$(1,796,000)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2012	2011

Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	-6.0%	5.8%
Noncontrolling interest	-72.9%	-0.9%
Valuation allowance	62.8%	-10.6%
Other	-12.5%	-2.2%
	5.4%	26.1%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Net operating loss carryforward	$6,944,000	$7,198,000
Investment reserve	2,049,000	1,803,000
Depreciation and amortization	196,000	193,000
Wash sales	35,000	-
Constructive sales	18,000	26,000
Accrued vacation	15,000	13,000
Valuation allowance	(1,298,000)	(752,000)
	7,959,000	8,481,000
Deferred tax liabilities
Unrealized gains on marketable securities	(2,821,000)	(3,393,000)
Deferred gains on real estate sale	(913,000)	(913,000)
Basis difference in Justice	(758,000)	(798,000)
State taxes	(231,000)	(178,000)
	(4,723,000)	(5,282,000)
Net deferred tax assets	$3,236,000	$3,199,000

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2008 through 2011 tax years. State income tax returns are subject to examination for the 2007 through 2011 tax years.

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

For the year ended June 30, 2012, there is no unrecognized tax provision or benefit. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. As of June 30, 2012 and 2011, the Company did not have any interest and penalties.

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

Information below represents reporting segments for the years ended June 30, 2012 and 2011, respectively. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income (loss) for rental properties consist of rental income. Operating income from investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2012	Operations	Operations	Transactions	Other	Total

Revenues	$42,462,000	$572,000	$-	$-	$43,034,000
Operating expenses	(35,724,000)	(278,000)	-	(902,000)	(36,904,000)
Income (loss) from operations	6,738,000	294,000	-	(902,000)	6,130,000
Interest expense	(2,724,000)	(116,000)	-	-	(2,840,000)
Loss from investments	-		(2,420,000)	-	(2,420,000)
Income tax expense	-		-	(46,000)	(46,000)
Net income (loss)	$4,014,000	$178,000	$(2,420,000)	$(948,000)	$824,000
Total assets	$36,481,000	$5,105,000	$12,221,000	$9,362,000	$63,169,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2011	Operations	Operations	Transactions	Other	Total

Revenues	$36,282,000	$553,000	$-	$-	$36,835,000
Operating expenses	(32,863,000)	(320,000)	-	(877,000)	(34,060,000)
Income (loss) from operations	3,419,000	233,000	-	(877,000)	2,775,000
Interest expense	(2,806,000)	(112,000)	-	-	(2,918,000)
Income from investments	-		7,035,000	-	7,035,000
Income tax expense	-		-	(1,796,000)	(1,796,000)
Net income (loss)	$613,000	$121,000	$7,035,000	$(2,673,000)	$5,096,000
Total assets	$35,844,000	$5,168,000	$17,739,000	$8,545,000	$67,296,000

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2012 and 2011, these expenses were approximately $144,000 for each respective year.

As of June 30, 2012, the Company has a note receivable from Intergroup in the amount of $654,000. See Note 8 – Other Assets, Net.

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

In fiscal year ended June 30, 2004, the disinterested members of the Boards of Directors of the Company and its subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2012 and 2011.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Partnership leases equipment under operating leases with expiration dates through 2012.

Administrative Fees–General Partners

During each of the years ended June 30, 2012 and 2011, the general partners were paid a total of $562,000 and $468,000, respectively. The total amount paid represents the minimum base compensation of $285,000 each year plus $277,000 and $183,000 respectively, based upon the agreement.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2012 and 2011 were $3,008,000 and $2,574,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenues. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65%. For the years ended June 30, 2012 and 2011, those charges were $214,000 and $181,000, respectively, and are included as part of “General and administrative” expenses in the Statements of Operations.

Legal Matters

The Partnership is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $63,000 and $60,000 during the years ended June 30, 2012 and 2011, respectively.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None to report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2012:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	65	Fiscal 2012 Annual Meeting
	and Chief Executive Officer (1)

John C. Love	Director (1)(2)	72	Fiscal 2012 Annual Meeting

William J. Nance	Director(1)(2)	68	Fiscal 2012 Annual Meeting

Other Executive Officers:

Michael G. Zybala	Vice President, Secretary and General Counsel	60	N/A

David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	38	N/A

(1) Member of Securities Investment Committee

(2) Member of Audit Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first elected to the Board in May of 1995 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having been appointed as such in April 1996. Mr. Winfield is also the Chairman of the Board, President and Chief Executive Officer of the Company's subsidiary, Portsmouth, having held those positions since May of 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of The InterGroup Corporation (“InterGroup”), a public company, and has held those positions since 1987. Mr. Winfield also serves as Chairman of the Board of Comstock Mining, Inc. (NYSE MKT: LODE), a public company in which he was elected a Director on June 23, 2011. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2012 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two competed fiscal years ended June 30, 2012 and 2011. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2012	$267,000	(1)	-	$43,000	(2)	$310,000
Chairman; President	2011	$267,000	(1)	-	$43,000	(2)	$310,000
and Chief Executive Officer

Michael G. Zybala	2012	$126,000		$12,000	-		$138,000	(3)
Vice President, Secretary	2011	$122,000		-	-		$122,000	(3)
and General Counsel

David T. Nguyen	2012	$90,000		$10,000	-		$100,000	(4)
Treasurer and Controller	2011	$90,000		-	-		$90,000	(4)
(Principal Financial Officer)

(1) Includes salary and director’s fees received from the Company’s subsidiary, Portsmouth, in the amounts of $134,000 for each of the fiscal years ended June 30, 2012 and 2011 and directors fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe’s parent corporation, InterGroup, of $255,000 for each of the fiscal years ended June 30, 2012 and June 30, 2011.

(2) During fiscal 2012 and 2011, the Company and Portsmouth also paid combined annual premiums of $43,000, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. Portsmouth’s share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary and bonus paid by Portsmouth in the aggregate amount of $113,000 for fiscal year ended June 30, 2012 and salary of $98,000 for fiscal year ended June 30, 2011. Does not include $55,000 and $31,000 paid by Santa Fe’s parent company, InterGroup, for fiscal years 2012 and 2011, respectively.

(4) Includes salary and bonus paid by Portsmouth in the amount of $50,000 for fiscal year ended June 30, 2012 and salary in the amount of $45,000 for fiscal year ended June 30, 2011. Does not include $100,000 paid by Santa Fe’s parent company, InterGroup, for fiscal year 2012 and $90,000 for fiscal year 2011.

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

In fiscal year ended June 30, 2004, the disinterested members of the Boards of Directors of the Company and its subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2012 and 2011.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2012 and 2011, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2012.

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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2012 and has no equity compensation plans in effect.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2012, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership (1)		Percent of Class (2)

The InterGroup Corporation	992,248		79.9%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

John V. Winfield	49,400		4.0%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

The InterGroup Corporation and	1,041,648	(3)	83.9%
John V. Winfield as a group

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of August 31, 2012 plus any securities that the person has a right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 62.6% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Security Ownership of Management.

The following table sets forth, as of August 31, 2012, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,041,648	(3)	83.9%

John C. Love	0	(4)	-

William J. Nance	0	(4)	-

Michael G. Zybala	0		-

David T. Nguyen	0		-

All Directors and Executive
Officers as a Group (5 persons)	1,041,648		83.9%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of August 31, 2012 plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 992,248 shares of Common Stock. As the President, Chairman of the Board and a 62.6% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) John C. Love is a 0.9% shareholder of InterGroup as well as a Director thereof. William J. Nance is also a Director of InterGroup and a 2.4% shareholder.

Security Ownership of Management in Subsidiary

As of August 31, 2012, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 91,852 shares are owned by Santa Fe’s parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 81.3% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth’s shares.

Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of August 31, 2012, Santa Fe and InterGroup owned 81.3% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 83.9% of the voting stock of Santa Fe. All of the Company’s Directors serve as directors of InterGroup and all three of the Company’s Directors serve on the Board of Portsmouth.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management’s estimate of the pro rata utilization of resources. During each of the fiscal years ended June 30, 2012 and 2011, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield. During fiscal years 2012 and 2011, the Company paid annual premiums of $26,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2012 and 2011, Portsmouth also paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2012 and 2011 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2012	2011

Audit fees	$156,000	$186,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL:	$156,000	$186,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 20 through 41:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2012 and 2011

Consolidated Statements of Operations for years ended June 30, 2012 and 2011

Consolidated Statements of Shareholders’ Equity (Deficit) for years ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for years ended June 30, 2012 and 2011

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation (Restated Articles of Incorporation, dated August 12, 1997, are incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

3.(ii)	Bylaws (as amended February 15, 2000) incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 29, 2000).

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws)*

10.	Material Contracts:

10.1	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.2	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.4	Management Agreement, dated February 2, 2012, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: September 20, 2012	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 20, 2012	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 20, 2012
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 20, 2012
David T. Nguyen

/s/ Michael G. Zybala	Vice President and Secretary	September 20, 2012
Michael G. Zybala

/s/ John C. Love	Director	September 20, 2012
John C. Love

/s/ William J. Nance	Director	September 20, 2012
William J. Nance

