Form 10-Q
period 2012-09-30
SANTA FE FINANCIAL CORP
filed 2012-11-09
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 5, 2012, was 1,241,810.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012.	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months ended September 30, 2012 and 2011.	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended September 30, 2012 and 2011.	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures.	18

	PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 6.	Exhibits.	19

Signatures		20

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
Investment in hotel, net	$36,594,000	$36,481,000
Investment in real estate, net	5,090,000	5,105,000
Investment in marketable securities	5,847,000	4,050,000
Other investments, net	8,043,000	8,171,000
Cash and cash equivalents	1,625,000	1,143,000
Accounts receivable, net	1,902,000	1,641,000
Other assets, net	3,377,000	3,342,000
Deferred tax asset	2,912,000	3,236,000

Total assets	$65,390,000	$63,169,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$8,627,000	$8,745,000
Due to securities broker	427,000	53,000
Obligations for securities sold	1,017,000	321,000
Other notes payable	1,831,000	2,072,000
Mortgage notes payable - real estate	3,576,000	3,577,000
Mortgage notes payable - hotel	44,099,000	44,321,000

Total liabilities	59,577,000	59,089,000

Commitments and contingencies
Shareholders' equity:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Retained earnings	823,000	169,000
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' equity	8,814,000	8,160,000
Noncontrolling interest	(3,001,000)	(4,080,000)
Total shareholders' equity	5,813,000	4,080,000

Total liabilities and shareholders' equity	$65,390,000	$63,169,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2012	2011

Revenues:
Hotel	$12,136,000	$11,109,000
Real estate	138,000	139,000
Total revenues	12,274,000	11,248,000

Costs and operating expenses:
Hotel operating expenses	(9,164,000)	(8,145,000)
Real estate operating expenses	(64,000)	(55,000)
Depreciation and amortization expense	(599,000)	(556,000)
General and administrative expense	(246,000)	(219,000)

Total costs and operating expenses	(10,073,000)	(8,975,000)

Income from operations	2,201,000	2,273,000

Other income (expense):
Interest expense	(694,000)	(717,000)
Net gain (loss) on marketable securities	783,000	(2,045,000)
Net unrealized loss on other investments	(128,000)	(195,000)
Impairment loss on other investments	-	(246,000)
Dividend and interest income	11,000	48,000
Trading and margin interest expense	(116,000)	(134,000)

Other expense, net	(144,000)	(3,289,000)

Income (loss) before income taxes	2,057,000	(1,016,000)
Income tax (expense) benefit	(324,000)	303,000

Net income (loss)	1,733,000	(713,000)
Less: Net income attributable to the noncontrolling interest	(1,079,000)	(714,000)

Net income (loss) attributable to Santa Fe	$654,000	$(1,427,000)

Basic and diluted net income (loss) per share attributable to Santa Fe	$0.53	$(1.15)

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,733,000	$(713,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized (gain) loss on marketable securities	(741,000)	1,494,000
Unrealized loss on other investments	128,000	195,000
Impairment loss on other investments	-	246,000
Depreciation and amortization	598,000	556,000
Changes in assets and liabilities:
Investment in marketable securities	(1,056,000)	4,315,000
Accounts receivable	(261,000)	(324,000)
Other assets	(54,000)	90,000
Accounts payable and other liabilities	(118,000)	(283,000)
Due to securities broker	374,000	(3,517,000)
Obligations for securities sold	696,000	(118,000)
Deferred tax asset	324,000	(303,000)
Net cash provided by operating activities	1,623,000	1,638,000

Cash flows from investing activities:
Hotel and real estate investments	(677,000)	(747,000)
Proceeds from other investments	-	200,000
Net cash used in investing activities	(677,000)	(547,000)

Cash flows from financing activities:
Payments on mortgage notes payable	(223,000)	(224,000)
Net payments on other notes payable	(241,000)	(253,000)
Net cash used in financing activities	(464,000)	(477,000)

Net increase in cash and cash equivalents:	482,000	614,000
Cash and cash equivalents at the beginning of the period	1,143,000	745,000
Cash and cash equivalents at the end of the period	$1,625,000	$1,359,000

Supplemental information:
Interest paid	$718,000	$759,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012. The June 30, 2012 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2012.

The results of operations for the three months ended September 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2013.

As of September 30, 2012, Santa Fe owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 80%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.5% of the common stock of Portsmouth.

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

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each respective period. During the three months ended September 30, 2012 and 2011, the Company did not have any potentially dilutive securities outstanding.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 will be effective for the Company beginning July 1, 2012. For the three months ended September 30, 2012 and 2011, the Company had no components of Comprehensive Income other than Net Income itself.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2012	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	21,249,000	(18,478,000)	2,771,000
Building and improvements	52,666,000	(20,739,000)	31,927,000
	$75,811,000	$(39,217,000)	$36,594,000

		Accumulated	Net Book
June 30, 2012	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	20,855,000	(18,187,000)	2,668,000
Building and improvements	52,383,000	(20,466,000)	31,917,000
	$75,134,000	$(38,653,000)	$36,481,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	September 30, 2012	June 30, 2012
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,579,000	2,580,000
Accumulated depreciation	(892,000)	(878,000)
	4,117,000	4,132,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,090,000	$5,105,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At September 30, 2012 and June 30, 2012, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of September 30, 2012

Corporate
Equities	$4,066,000	$2,715,000	$(934,000)	$1,781,000	$5,847,000

As of June 30, 2012

Corporate
Equities	$3,038,000	$1,970,000	$(958,000)	$1,012,000	$4,050,000

As of September 30, 2012 and June 30, 2012, the Company had $823,000 and $756,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30,	2012	2011
Realized gain (loss) on marketable securities	$42,000	$(551,000)
Unrealized gain (loss) on marketable securities	741,000	(1,494,000)

Net gain (loss) on marketable securities	$783,000	$(2,045,000)

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

Other investments, net consist of the following:

Type	September 30, 2012	June 30, 2012
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,164,000	1,164,000
Corporate debt and equity instruments, at cost	168,000	168,000
Warrants - at fair value	52,000	180,000
	$8,043,000	$8,171,000

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2012
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	52,000	52,000
Investment in marketable securities:
Basic materials	3,511,000	-	-	3,511,000
Technology	990,000	-	-	990,000
Financial services	978,000	-	-	978,000
REITs and real estate companies	98,000	-	-	98,000
Other	270,000	-	-	270,000
	5,847,000	-	-	5,847,000
	$5,850,000	$-	$52,000	$5,902,000

As of June 30, 2012
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	180,000	180,000
Investment in marketable securities:
Basic materials	2,475,000	-	-	2,475,000
Technology	379,000	-	-	379,000
Financial services	337,000	-	-	337,000
REITs and real estate companies	205,000	-	-	205,000
Other	654,000	-	-	654,000
	4,050,000	-	-	4,050,000
	$4,053,000	$-	$180,000	$4,233,000

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

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	September 30, 2012	ended September 30, 2012

Other non-marketable investments	$-	$-	$7,991,000	$7,991,000	$-

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	June 30, 2012	ended September 30, 2011

Other non-marketable investments	$-	$-	$7,991,000	$7,991,000	$(246,000)

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments and holds less than 20% ownership in each of the investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three months ended September 30, 2012 and 2011, respectively. Operating income for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income (loss) from investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2012	Operations	Operations	Transactions	Other	Total

Revenues	$12,136,000	$138,000	$-	$-	$12,274,000
Operating expenses	(9,747,000)	(80,000)	-	(246,000)	(10,073,000)
Income (loss) from operations	2,389,000	58,000	-	(246,000)	2,201,000
Interest expense	(664,000)	(30,000)	-	-	(694,000)
Income from investments	-	-	550,000	-	550,000
Income tax expense	-	-	-	(324,000)	(324,000)
Net income (loss)	$1,725,000	$28,000	$550,000	$(570,000)	$1,733,000
Total assets	$36,594,000	$5,090,000	$13,890,000	$9,705,000	$65,279,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2011	Operations	Operations	Transactions	Other	Total

Revenues	$11,109,000	$139,000	$-	$-	$11,248,000
Operating expenses	(8,685,000)	(71,000)	-	(219,000)	(8,975,000)
Income (loss) from operations	2,424,000	68,000	-	(219,000)	2,273,000
Interest expense	(688,000)	(29,000)	-	-	(717,000)
Loss from investments	-		(2,572,000)	-	(2,572,000)
Income tax benefit	-		-	303,000	303,000
Net income (loss)	$1,736,000	$39,000	$(2,572,000)	$84,000	$(713,000)
Total assets	$36,069,000	$5,153,000	$11,289,000	$9,677,000	$62,188,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company’s parent, InterGroup, based on management’s estimate of the pro rata utilization of resources. For the three months ended September 30, 2012 and 2011, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period.

During the three months ended September 30, 2012 and 2011, the Company received management fees from Justice Investors totaling $112,000 and $91,000, respectively. These amounts were eliminated in consolidation.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The Company had net income of $1,733,000 for the three months ended September 30, 2012 compared to a net loss of $713,000 for the three months ended September 30, 2011. The change is primarily attributable to gains generated from investing activities during the current quarter.

The Company had net income from hotel operations of $1,725,000 for the three months ended September 30, 2012, compared to net income of $1,736,000 for the three months ended September 30, 2011. That small decrease in net income is primarily attributable to increases in contractual union wages and benefits, slightly higher depreciation and amortization expense due to improvements to the Hotel, and higher food and beverage operating costs, mostly offset by an increase in total room revenues compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2012 and 2011.

For the three months ended September 30,	2012	2011
Hotel revenues:
Hotel rooms	$9,772,000	$8,697,000
Food and beverage	1,411,000	1,374,000
Garage	728,000	731,000
Other operating departments	225,000	307,000
Total hotel revenues	12,136,000	11,109,000
Operating expenses excluding interest, depreciation and amortization	(9,164,000)	(8,145,000)
Operating income before interest, depreciation and amortization	2,972,000	2,964,000
Interest	(664,000)	(688,000)
Depreciation and amortization	(583,000)	(540,000)

Net income from hotel operations	$1,725,000	$1,736,000

For the three months ended September 30, 2012, the Hotel generated operating income of $2,972,000 before interest, depreciation and amortization, on total operating revenues of $12,136,000 compared to operating income of $2,964,000 before interest, depreciation and amortization, on operating revenues of $11,109,000 for the three months ended September 30, 2011. Room revenues increased by $1,075,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and food and beverage revenues increased by a modest $37,000 for the same period. Despite the increase in room revenues, operating income from Hotel operations remained relatively flat primarily as a result of losses in food and beverage operations due to higher labor costs and increased staffing to improve guest satisfaction. Other contributing factors include increases in contractual union wages and benefits in all operating departments, as well as higher franchise and management fees which are based on a percentage of revenues.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended September 30, 2012 and 2011.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPar

2012	$208	94%	$196
2011	$189	92%	$174

The operations of the Hotel experienced an increase in the higher rated business, leisure and group travel segments in the three months ended September 30, 2012 as the hospitality industry in the San Francisco market continued to show signs of recovery. As a result, the Hotel’s average daily rate increased significantly by $19 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in occupancy of 2% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. As a result, the Hotel was able to achieve a RevPar number that was $22 higher than the comparative three month period.

During the past couple of years, our management team has guided our Hotel through a difficult economic period by taking steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we were well positioned to take advantage of the recovery that took place in the San Francisco market. We have also completed several projects to enhance the guest experience, including our new executive lounge on the 26th floor of the Hotel and the upgrading of the lobby and common areas of the Hotel. We have also made improvements to our restaurant facilities and food and beverage services and have upgraded internet connectivity throughout the Hotel and are providing more technological amenities for our guests. We continue to make the Hotel more energy efficient and have enhanced our recycling program to support the concept of a greener world while reducing our operating costs. The Hotel continues to be a leader in implementing Hilton’s Huanying (“Welcome”) program which features a tailored experience for Chinese travelers. We have also taken important steps to further develop our ties to the local Chinese community and the City as part of being a good corporate citizen and to promote new business.

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We will also continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on improving the profitability of our food and beverage operations. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors such as the effect of natural disasters. Hurricane Sandy will have an impact on business, leisure and group travel which is expected to result in room and banquet cancelations and loss of business in the second quarter of Fiscal 2013 and possibly beyond that period.

The Company had a net gain on marketable securities of $783,000 for the three months ended September 30, 2012 compared to a net loss on marketable securities of $2,045,000 for the three months ended September 30, 2011. For the three months ended September 30, 2012, the Company had a net realized gain of $42,000 and a net unrealized gain of $741,000. For the three months ended September 30, 2011, the Company had a net realized loss of $551,000 and a net unrealized loss of $1,494,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended September 30, 2012, the Company had an unrealized loss of $128,000 related to other investments compared to an unrealized loss of $195,000 for the three months ended September 30, 2011. The decrease in the unrealized loss is due to the lower decline in the estimated fair value of stock warrants the Company owns during the most recent quarter.

During the three months ended September 30, 2012, dividend and interest income decreased to $11,000 from $48,000 in the previous comparable quarter as the result of the decreased investment in dividend yielding investments.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its subsidiary.  The income tax (expense) benefit during the three months ended September 30, 2012 and 2011 represents income tax benefit of Portsmouth.  Santa Fe’s income tax was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of September 30, 2012 and June 30, 2012, the Company had investments in marketable equity securities of $5,847,000 and $4,050,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of September 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,511,000	60.0%
Technology	990,000	16.9%
Financial services	978,000	16.7%
REITs and real estate companies	98,000	1.7%
Other	270,000	4.7%
	$5,847,000	100.0%

As of June 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,475,000	61.1%
Technology	379,000	9.4%
Financial services	337,000	8.3%
REITs and real estate companies	205,000	5.1%
Other	654,000	16.1%
	$4,050,000	100.0%

The Company’s investment portfolio is diversified with 33 different equity positions. The Company holds two equity securities that comprise more than 10% of the equity value of the portfolio. The largest security represents 56.7% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended September 30,	2012	2011
Net gain (loss) on marketable securities	$783,000	$(2,045,000)
Net unrealized loss on other investments	(128,000)	(195,000)
Impairment loss on other investments	-	(246,000)
Dividend and interest income	11,000	48,000
Margin interest expense	(24,000)	(42,000)
Trading and management expenses	(92,000)	(92,000)
	$550,000	$(2,572,000)

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result of that new agreement and the increase in Hotel gross revenues in the current period, total general partner fees paid to Portsmouth for the three months ended September 30, 2012 increased to $112,000, compared to $91,000 for the three month period ended September 30, 2011.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,451,000 as of September 30, 2012.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,648,000 as of September 30, 2012.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of September 30, 2012. As of September 30, 2012, the interest rate was 5.75% and the outstanding balance was $1,563,000.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$47,675,000	$730,000	$1,022,000	$1,081,000	$41,508,000	$72,000	$3,262,000
Other notes payable	1,831,000	132,000	1,695,000	4,000	-	-	-
Interest	9,004,000	2,338,000	2,690,000	2,560,000	555,000	158,000	703,000
Total	$58,510,000	$3,200,000	$5,407,000	$3,645,000	$42,063,000	$230,000	$3,965,000

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

Santa Fe did not repurchase any of its own securities during the first quarter of its fiscal year ending June 30, 2013 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe’s common stock made by its parent company, The InterGroup Corporation, for its own account, during the first quarter of fiscal 2013. InterGroup can be considered an affiliated purchaser.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2013	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
July 1-	-	-	-	N/A
July 31)

Month #2
August 1-	-	-	-	N/A
August 31)

Month #3
(September 1-	600	$19.542	-	N/A
September 30)

TOTAL:	600	$19.542	-	N/A

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2012	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 9, 2012	by	/s/ Michael G. Zybala
Michael G. Zybala,
Vice President and Secretary

Date: November 9, 2012	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 20 -