Form 10-Q
period 2013-03-31
SANTA FE FINANCIAL CORP
filed 2013-05-10
CIK 86759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of May 3, 2013, was 1,241,810.

PART I
FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Investment in hotel, net	$37,316,000	$36,481,000
Investment in real estate, net	5,058,000	5,105,000
Investment in marketable securities	4,971,000	4,050,000
Other investments, net	8,002,000	8,171,000
Cash and cash equivalents	291,000	1,143,000
Accounts receivable, net	1,943,000	1,641,000
Other assets, net	3,369,000	3,342,000
Deferred tax asset	3,218,000	3,236,000

Total assets	$64,168,000	$63,169,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$10,032,000	$8,745,000
Due to securities broker	1,236,000	53,000
Obligations for securities sold	164,000	321,000
Other notes payable	1,646,000	2,072,000
Mortgage notes payable - real estate	3,547,000	3,577,000
Mortgage notes payable - hotel	43,645,000	44,321,000

Total liabilities	60,270,000	59,089,000

Commitments and contingencies
Shareholders' equity:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Retained earnings (acculumlated deficit)	(198,000)	169,000
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' equity	7,793,000	8,160,000
Noncontrolling interest	(3,895,000)	(4,080,000)
Total shareholders' equity	3,898,000	4,080,000

Total liabilities and shareholders' equity	$64,168,000	$63,169,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31,	2013	2012

Revenues:
Hotel	$10,475,000	$10,154,000
Real estate	135,000	146,000
Total revenues	10,610,000	10,300,000

Costs and operating expenses:
Hotel operating expenses	(9,563,000)	(8,572,000)
Real estate operating expenses	(66,000)	(50,000)
Depreciation and amortization expense	(601,000)	(585,000)
General and administrative expense	(254,000)	(253,000)

Total costs and operating expenses	(10,484,000)	(9,460,000)

Income from operations	126,000	840,000

Other income (expense):
Interest expense	(673,000)	(704,000)
Net income on marketable securities	17,000	655,000
Net unrealized loss on other investments	-	(17,000)
Impairment loss on other investments	-	(40,000)
Dividend and interest income	6,000	20,000
Trading and margin interest expense	(122,000)	(137,000)

Other expense, net	(772,000)	(223,000)

Income (loss) before income taxes	(646,000)	617,000
Income tax benefit (expense)	141,000	(126,000)

Net (loss) income	(505,000)	491,000
Less: Net loss (income) attributable to the noncontrolling interest	246,000	(221,000)

Net (loss) income attributable to Santa Fe	$(259,000)	$270,000

Basic and diluted net (loss) income per share attributable to Santa Fe	$(0.21)	$0.22

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the nine months ended March 31,	2013	2012

Revenues:
Hotel	$33,581,000	$31,675,000
Real estate	417,000	430,000
Total revenues	33,998,000	32,105,000

Costs and operating expenses:
Hotel operating expenses	(28,125,000)	(24,513,000)
Real estate operating expenses	(189,000)	(156,000)
Depreciation and amortization expense	(1,806,000)	(1,710,000)
General and administrative expense	(754,000)	(687,000)

Total costs and operating expenses	(30,874,000)	(27,066,000)

Income from operations	3,124,000	5,039,000

Other income (expense):
Interest expense	(2,054,000)	(2,146,000)
Net loss on marketable securities	(332,000)	(1,575,000)
Net unrealized loss on other investments	(169,000)	(284,000)
Impairment loss on other investments	-	(427,000)
Dividend and interest income	276,000	327,000
Trading and margin interest expense	(351,000)	(373,000)

Other expense, net	(2,630,000)	(4,478,000)

Income before income taxes	494,000	561,000
Income tax (expense) benefit	(18,000)	49,000

Net income	476,000	610,000
Less: Net income attributable to the noncontrolling interest	(843,000)	(1,697,000)

Net loss attributable to Santa Fe	$(367,000)	$(1,087,000)

Basic and diluted net loss per share attributable to Santa Fe	$(0.30)	$(0.88)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the nine months ended March 31,	2013	2012
Cash flows from operating activities:
Net income	$476,000	$610,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Net unrealized loss on marketable securities	510,000	1,460,000
Unrealized loss on other investments	169,000	284,000
Impairment loss on other investments	-	427,000
Depreciation and amortization	1,806,000	1,710,000
Changes in assets and liabilities:
Investment in marketable securities	(1,431,000)	973,000
Accounts receivable	(302,000)	356,000
Other assets	(109,000)	(809,000)
Accounts payable and other liabilities	1,287,000	(126,000)
Due to securities broker	1,183,000	(1,427,000)
Obligations for securities sold	(157,000)	109,000
Deferred tax asset	18,000	(49,000)
Net cash provided by operating activities	3,450,000	3,518,000

Cash flows from investing activities:
Hotel and real estate investments	(2,512,000)	(2,133,000)
Proceeds from other investments	-	160,000
Net cash used in investing activities	(2,512,000)	(1,973,000)

Cash flows from financing activities:
Distributions and dividends to noncontrolling interest	(658,000)	(500,000)
Payments on mortgage notes payable	(706,000)	(682,000)
Payments on other notes payable	(426,000)	(348,000)
Net cash used in financing activities	(1,790,000)	(1,530,000)

Net (decrease) increase in cash and cash equivalents:	(852,000)	15,000
Cash and cash equivalents at the beginning of the period	1,143,000	745,000
Cash and cash equivalents at the end of the period	$291,000	$760,000

Supplemental information:
Interest paid	$2,136,000	$2,240,000

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

The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2013.

As of March 31, 2013, Santa Fe owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 80.5%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth.

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

Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each respective period. During the three and nine months ended March 31, 2013 and 2012, the Company did not have any potentially dilutive securities outstanding.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 was effective for the Company beginning July 1, 2012. For the three and nine months ended March 31, 2013 and 2012, the Company had no components of Comprehensive Income other than Net Income itself.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2013	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	21,954,000	(19,038,000)	2,916,000
Building and improvements	53,795,000	(21,291,000)	32,504,000
	$77,645,000	$(40,329,000)	$37,316,000

		Accumulated	Net Book
June 30, 2012	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	20,855,000	(18,187,000)	2,668,000
Building and improvements	52,383,000	(20,466,000)	31,917,000
	$75,134,000	$(38,653,000)	$36,481,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	March 31, 2013	June 30, 2012
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,580,000	2,580,000
Accumulated depreciation	(925,000)	(878,000)
	4,085,000	4,132,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,058,000	$5,105,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At March 31, 2013 and June 30, 2012, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of March 31, 2013

Corporate
Equities	$4,425,000	$1,623,000	$(1,077,000)	$546,000	$4,971,000

As of June 30, 2012

Corporate
Equities	$3,038,000	$1,970,000	$(958,000)	$1,012,000	$4,050,000

As of March 31, 2013 and June 30, 2012, the Company had $1,006,000 and $756,000, respectively, of unrealized losses related to securities held for over one year.

Net income (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and nine months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31,	2013	2012
Realized gain on marketable securities	$144,000	$388,000
Unrealized (loss) gain on marketable securities	(127,000)	267,000

Net income on marketable securities	$17,000	$655,000

For the nine months ended March 31,	2013	2012
Realized gain (loss) on marketable securities	$178,000	$(115,000)
Unrealized loss on marketable securities	(510,000)	(1,460,000)

Net loss on marketable securities	$(332,000)	$(1,575,000)

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

Other investments, net consist of the following:

Type	March 31, 2013	June 30, 2012
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,164,000	1,164,000
Corporate debt and equity instruments, at cost	168,000	168,000
Warrants - at fair value	11,000	180,000
	$8,002,000	$8,171,000

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	11,000	11,000
Investment in marketable securities:
Basic materials	2,390,000	-	-	2,390,000
Technology	798,000	-	-	798,000
Financial services	720,000	-	-	720,000
REITs and real estate companies	147,000	-	-	147,000
Other	916,000	-	-	916,000
	4,971,000	-	-	4,971,000
	$4,974,000	$-	$11,000	$4,985,000

As of June 30, 2012
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	180,000	180,000
Investment in marketable securities:
Basic materials	2,475,000	-	-	2,475,000
Technology	379,000	-	-	379,000
Financial services	337,000	-	-	337,000
REITs and real estate companies	205,000	-	-	205,000
Other	654,000	-	-	654,000
	4,050,000	-	-	4,050,000
	$4,053,000	$-	$180,000	$4,233,000

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

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	March 31, 2013	ended March 31, 2013

Other non-marketable investments	$-	$-	$7,991,000	$7,991,000	$-

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	June 30, 2012	ended March 31, 2012

Other non-marketable investments	$-	$-	$7,991,000	$7,991,000	$(427,000)

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three and nine months ended March 31, 2013 and 2012, respectively. Operating income for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income (loss) from investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$10,475,000	$135,000	$-	$-	$10,610,000
Segment operating expenses	(9,563,000)	(66,000)	-	(254,000)	(9,883,000)
Segment income (loss)	912,000	69,000	-	(254,000)	727,000
Interest expense	(648,000)	(25,000)	-	-	(673,000)
Depreciation and amortization expense	(585,000)	(16,000)	-	-	(601,000)
Loss from investments	-	-	(99,000)	-	(99,000)
Income tax benefit	-	-	-	141,000	141,000
Net income (loss)	$(321,000)	$28,000	$(99,000)	$(113,000)	$(505,000)
Total assets	$37,316,000	$5,058,000	$12,973,000	$8,821,000	$64,168,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2012	Operations	Operations	Transactions	Other	Total
Revenues	$10,154,000	$146,000	$-	$-	$10,300,000
Segment operating expenses	(8,572,000)	(50,000)	-	(253,000)	(8,875,000)
Segment income (loss)	1,582,000	96,000	-	(253,000)	1,425,000
Interest expense	(676,000)	(28,000)	-	-	(704,000)
Depreciation and amortization expense	(570,000)	(15,000)	-	-	(585,000)
Income from investments	-	-	481,000	-	481,000
Income tax expense	-	-	-	(126,000)	(126,000)
Net income (loss)	$336,000	$53,000	$481,000	$(379,000)	$491,000
Total assets	$36,368,000	$5,121,000	$14,435,000	$9,008,000	$64,932,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$33,581,000	$417,000	$-	$-	$33,998,000
Segment operating expenses	(28,125,000)	(189,000)	-	(754,000)	(29,068,000)
Segment income (loss)	5,456,000	228,000	-	(754,000)	4,930,000
Interest expense	(1,972,000)	(82,000)	-	-	(2,054,000)
Depreciation and amortization expense	(1,759,000)	(47,000)	-	-	(1,806,000)
Loss from investments	-	-	(576,000)	-	(576,000)
Income tax expense	-	-	-	(18,000)	(18,000)
Net income (loss)	$1,725,000	$99,000	$(576,000)	$(772,000)	$476,000
Total assets	$37,316,000	$5,058,000	$12,973,000	$8,821,000	$64,168,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2012	Operations	Operations	Transactions	Other	Total
Revenues	$31,675,000	$430,000	$-	$-	$32,105,000
Segment operating expenses	(24,513,000)	(156,000)	-	(687,000)	(25,356,000)
Segment income (loss)	7,162,000	274,000	-	(687,000)	6,749,000
Interest expense	(2,059,000)	(87,000)	-	-	(2,146,000)
Depreciation and amortization expense	(1,663,000)	(47,000)	-	-	(1,710,000)
Loss from investments	-	-	(2,332,000)	-	(2,332,000)
Income tax benefit	-	-	-	49,000	49,000
Net income (loss)	$3,440,000	$140,000	$(2,332,000)	$(638,000)	$610,000
Total assets	$36,368,000	$5,121,000	$14,435,000	$9,008,000	$64,932,000

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

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company’s parent, InterGroup, based on management’s estimate of the pro rata utilization of resources. For the three and nine months ended March 31, 2013 and 2012, the Company and Portsmouth made payments to InterGroup of $36,000 and $108,000, respectively, for each respective period.

During the three months ended March 31, 2013 and 2012, the Company received management fees from Justice Investors totaling $88,000 and $84,000, respectively. During the nine months ended March 31, 2013 and 2012, the Company received management fees from Justice Investors totaling $291,000 and $273,000, respectively. These amounts were eliminated in consolidation.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The Company had a net loss of $505,000 for the three months ended March 31, 2013 compared to net income of $491,000 for the three months ended March 31, 2012. The change is primarily attributable to a net loss from hotel operations during the current period, partially offset by lower income from marketable securities.

The Company had a net loss from hotel operations of $321,000 for the three months ended March 31, 2013, compared to net income of $336,000 for the three months ended March 31, 2012. The decrease in net income is primarily attributable to a significant increase in operating expenses in the current period and decreases in food and beverage revenues, partially offset by an increase in room revenues room compared to the prior year period.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2013 and 2012.

For the three months ended March 31,	2013	2012
Hotel revenues:
Hotel rooms	$8,139,000	$7,767,000
Food and beverage	1,483,000	1,524,000
Garage	688,000	671,000
Other operating departments	165,000	192,000
Total hotel revenues	10,475,000	10,154,000
Operating expenses excluding interest, depreciation and amortization	(9,563,000)	(8,572,000)
Operating income before interest, depreciation and amortization	912,000	1,582,000
Interest	(648,000)	(676,000)
Depreciation and amortization	(585,000)	(570,000)

Net (loss) income from hotel operations	$(321,000)	$336,000

For the three months ended March 31, 2013, the Hotel generated operating income of $912,000 before interest, depreciation and amortization, on total operating revenues of $10,475,000 compared to operating income of $1,582,000 before interest, depreciation and amortization, on total operating revenues of $10,154,000 for the three months ended March 31, 2012. Room revenues increased by $372,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, food and beverage revenues decreased by $41,000 and garage revenues increased by $17,000 for the same period. Despite the overall increase in total hotel revenues, operating income was negatively impacted by an increase of $991,000 in operating expenses during the current period due to several factors.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments and higher commissions paid for certain group and city-wide convention business in the current period. There was also a loss of approximately $368,000 in the Hotel’s food and beverage operations attributable to higher labor costs and lower banquet and catering revenues. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended March 31, 2013 and 2012.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPar

2013	$198	84%	$167
2012	$188	84%	$157

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $10 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, while occupancy percentages remained the same. As a result, the Hotel was able to achieve a RevPar number that was $10 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In Fiscal 2012, we launched and celebrated our new executive lounge on the 26th floor, featuring inspiring views of the San Francisco city skyline. We upgraded the lobby and common areas. We also improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. During the current quarter, we completed a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. Our guest responses to these improvements have been very positive. The Hotel is also a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We will also continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters.

The Company had net income on marketable securities of $17,000 for the three months ended March 31, 2013 compared to net income on marketable securities of $655,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Company had a net realized gain of $144,000 and a net unrealized loss of $127,000. For the three months ended March 31, 2012, the Company had a net realized gain of $388,000 and a net unrealized gain of $267,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended March 31, 2012, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $40,000. There were no such losses during the three months ended March 31, 2013.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its subsidiary. The income tax benefit (expense) during the three months ended March 31, 2013 and 2012 represents income tax benefit (expense) of Portsmouth. Santa Fe’s income tax was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

The Company had net income of $476,000 for the nine months ended March 31, 2013 compared to net income of $610,000 for the nine months ended March 31, 2012. The change is primarily due to the lower loss from investing activities, partially offset by the decreased income from hotel operations during the current period.

The Company had net income from hotel operations of $1,725,000 for the nine months ended March 31, 2013, compared to net income of $3,440,000 for the nine months ended March 31, 2012. The decrease in net income is attributable to a significant increase in operating expenses in the current period and a decrease in other revenues, partially offset by an increase in room, food and beverage and garage revenues room compared to the prior year period.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2013 and 2012.

For the nine months ended March 31,	2013	2012
Hotel revenues:
Hotel rooms	$26,352,000	$24,562,000
Food and beverage	4,502,000	4,329,000
Garage	2,107,000	2,053,000
Other operating departments	620,000	731,000
Total hotel revenues	33,581,000	31,675,000
Operating expenses excluding interest, depreciation and amortization	(28,125,000)	(24,513,000)
Operating income before interest, depreciation and amortization	5,456,000	7,162,000
Interest	(1,972,000)	(2,059,000)
Depreciation and amortization	(1,759,000)	(1,663,000)

Net income from hotel operations	$1,725,000	$3,440,000

For the nine months ended March 31, 2013, the Hotel generated operating income of $5,456,000 before interest, depreciation and amortization, on total operating revenues of $33,581,000 compared to operating income of $7,162,000 before interest, depreciation and amortization, on total operating revenues of $31,675,000 for the nine months ended March 31, 2012. Room revenues increased by $1,790,000 for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012, food and beverage revenues increased by $173,000 and garage revenues increased by $54,000, while other revenues decreased by $111,000 for the same period. Despite the increase in total hotel revenues, operating income was negatively impacted by a significant increase of $3,612,000 in operating expenses during the current period due to several factors.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments, a reserve established for other wage costs and higher commissions on certain group and city-wide convention business in the current period. There was also a loss of approximately $1,032,000 in the Hotel’s food and beverage operations primarily attributable to higher labor costs and increased staffing for new food operations as part of a plan to capture anticipated business from the newly constructed City College of San Francisco campus next to the Hotel. That business did not materialize as City College opened with an enrollment of only 20% of its expected capacity of 5,000 to 7,000 students per day during the week. In addition, Hurricane Sandy resulted in cancellations of higher rated corporate and group business in October and November 2012 that was replaced by lower rated crew and transient business that did not utilize the Hotel’s food and beverage outlets or banquet and catering services. In the prior nine month period, the Hotel also recorded a credit for property taxes in the amount of $270,000 for an over accrual of taxes related to the reassessment of the improvements of the Hotel that was less than anticipated. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the nine months ended March 31, 2013 and 2012.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPar

2013	$201	88%	$177
2012	$189	87%	$164

The operating results of the Hotel’s rooms department remained strong as the San Francisco market continued to show signs of recovery. The Hotel’s average daily rate increased by $12 for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  The increase in occupancy of 1% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. As a result, the Hotel was able to achieve a RevPar number that was $13 higher than the comparative nine month period.  Those results made it possible for Justice Investors to declare a limited partnership distribution in December 2012 in the total amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In Fiscal 2012, we launched and celebrated our new executive lounge on the 26th floor, featuring inspiring views of the San Francisco city skyline. We upgraded the lobby and common areas. We also improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. During the current quarter, we completed a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. Our guest responses to these improvements have been very positive. The Hotel is also a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

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

The Company had a net loss on marketable securities of $332,000 for the nine months ended March 31, 2013 compared to a net loss marketable securities of $1,575,000 for the nine months ended March 31, 2012. For the nine months ended March 31, 2013, the Company had a net realized gain of $178,000 and a net unrealized loss of $510,000. For the nine months ended March 31, 2012, the Company had a net realized loss of $115,000 and a net unrealized loss of $1,460,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2013, the Company had an unrealized loss of $169,000 related to other investments compared to an unrealized loss of $284,000 for the nine months ended March 31, 2012. The decrease in the unrealized loss is due to the lower decline in the estimated fair value of stock warrants the Company owns during the current period.

During the nine months ended March 31, 2012, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $427,000. There were no such losses during the nine months ended March 31, 2013.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its subsidiary. The income tax  (expense) benefit during the nine months ended March 31, 2013 and 2012 represents income tax (expense) benefit of Portsmouth. Santa Fe’s income tax was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of March 31, 2013 and June 30, 2012, the Company had investments in marketable equity securities of $4,971,000 and $4,050,000, respectively.  The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,390,000	48.1%
Technology	798,000	16.1%
Financial services	720,000	14.5%
REITs and real estate companies	147,000	3.0%
Other	916,000	18.3%
	$4,971,000	100.0%

As of June 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,475,000	61.1%
Technology	379,000	9.4%
Financial services	337,000	8.3%
REITs and real estate companies	205,000	5.1%
Other	654,000	16.1%
	$4,050,000	100.0%

The Company’s investment portfolio is diversified with 30 different equity positions. The Company holds three equity securities that is comprised of more than 10% of the equity value of the portfolio. The largest security represents 45.5% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended March 31,	2013	2012
Net income on marketable securities	$17,000	$655,000
Net unrealized loss on other investments	-	(17,000)
Impairment loss on other investments	-	(40,000)
Dividend and interest income	6,000	20,000
Margin interest expense	(30,000)	(40,000)
Trading and management expenses	(92,000)	(97,000)
	$(99,000)	$481,000

For the nine months ended March 31,	2012	2012
Net loss on marketable securities	$(332,000)	$(1,575,000)
Net unrealized loss on other investments	(169,000)	(284,000)
Impairment loss on other investments	-	(427,000)
Dividend and interest income	276,000	327,000
Margin interest expense	(82,000)	(94,000)
Trading and management expenses	(269,000)	(279,000)
	$(576,000)	$(2,332,000)

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

In December 2012, Portsmouth declared a special cash dividend of $0.25 per common share or $183,000, which was paid on December 28, 2012 to shareholders of record as of December 21, 2012.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee.  As a result of that new agreement and the increase in Hotel gross revenues in the current period, total general partner fees paid to Portsmouth for the nine months ended March 31, 2013 increased to $291,000, compared to $273,000 for the nine month period ended March 31, 2012.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,198,000 as of March 31, 2013.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,447,000 as of March 31, 2013.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of March 31, 2013. As of March 31, 2013, the interest rate was 5.75% and the outstanding balance was $1,272,000.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2013, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2013	2014	2015	2016	2017	Thereafter
Mortgage notes payable	$47,192,000	$246,000	$1,022,000	$1,081,000	$41,508,000	$72,000	$3,263,000
Other notes payable	1,646,000	254,000	1,388,000	4,000	-	-	-
Interest	7,379,000	709,000	2,694,000	2,560,000	555,000	158,000	703,000
Total	$56,217,000	$1,209,000	$5,104,000	$3,645,000	$42,063,000	$230,000	$3,966,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three and nine months ended March 31, 2013. Please refer to the Company’s Annual Report on Form 10-K for a summary of the critical accounting policies.

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

Santa Fe did not repurchase any of its own securities during the third quarter of its fiscal year ending June 30, 2013 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe’s common stock made by its parent company, The InterGroup Corporation, for its own account, during the third quarter of fiscal 2013. InterGroup can be considered an affiliated purchaser.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2013	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
January 1-
January 31)	-	-	-	N/A

Month #2
February 1-
February 28)	-	-	-	N/A

Month #3
(March 1-
March 31)	5,450	$19.56	-	N/A

TOTAL:	5,450	$19.56	-	N/A

Item 5. Other Information.

As reported in the Company’s report on Form 8-K filed on March 29, 2013, Santa Fe’s subsidiary, Portsmouth, mailed a letter to the limited partners of Justice making a proposal (the Proposal”) whereby Justice will offer to redeem, for cash, all or part of the limited partnership interests of limited partners wishing to tender their limited partnership interests back to the Partnership (the “Redemption”) with the final Redemption Price to be determined through a Dutch Auction procedure at prices ranging from $800,000 to $900,000 per 1% interest. The Redemption is conditioned on there being a minimum tender of at least 34% of the limited partnership interests at prices within the range stated above. The proposed Redemption would be funded through a refinancing of the Hotel which would take advantage of current favorable interest rates and which we believe would help provide for the long-term financial stability of the Partnership. Under the Proposal, the Partnership would reserve the right, in its sole discretion, to redeem limited partnership interests in excess of 34% if funds were still available.

In addition to the minimum 34% tender requirement, the Proposal is subject to: (1) the approval by at least 75% of the limited partnership interests to remove Evon Corporation as the other general partner of Justice; (2) the approval by at least 75% of the limited partnership interests to amend the Justice Limited Partnership Agreement to (a) provide for a single general partner and (b) delete certain provisions of the Limited Partnership Agreement which restrict certain transfers of limited partnership interests, which revisions would be necessary to effectuate the proposed Redemption; (3) approval of the proposed Redemption and refinancing of the Hotel; and (4) consummation of the refinancing of the Hotel. Portsmouth will vote its 50% limited partnership interest in favor of the amendments to the Limited Partnership Agreement and any proposals necessary to effectuate the Redemption and the refinancing of the Hotel. Under the Proposal, all Redemption elections and consents to the above actions must be received no later than April 15, 2013 (unless that deadline is extended in the sole discretion of the Partnership). That deadline was extended to May 15, 2013 and further extensions might be possible. It is expected that the Redemption could be effectuated within ninety (90) days after all conditions of the Proposal have been met.

All limited partners are free to elect to participate in the Redemption or not to participate in the Redemption. Those limited partners that do not participate in the Redemption (including Portsmouth) will remain as limited partners in Justice. Assuming that the minimum 34% participation threshold is reached and all other conditions necessary to effectuate the Redemption and refinancing of the Hotel are satisfied, the limited partnership interests of those limited partners who do not elect to participate in the Redemption will increase in an amount proportionate with the percentages of the limited partnership interests that are redeemed.

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	May 10, 2013	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	May 10, 2013	by	/s/ Michael G. Zybala
Michael G. Zybala,
Vice President and Secretary

Date:	May 10, 2013	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller