Form 10-K
period 2013-06-30
SANTA FE FINANCIAL CORP
filed 2013-09-18
CIK 86759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2012 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2012) was $3,763,197.

The number of shares outstanding of registrant’s Common Stock, as of September 3, 2013 was 1,241,810

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

⋅
risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and   international economic and market conditions, particularly in the San Francisco Bay area;

⋅
risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other   governmental regulations;

⋅	the availability and terms of financing and capital and the general volatility of securities markets;

⋅	changes in the competitive environment in the hotel industry;

⋅	risks related to natural disasters;

⋅	litigation; and

⋅	other risk factors discussed below in this Report.

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

As of June 30, 2013, approximately 80.5% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2013, Santa Fe owned approximately 68.8% of the common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth.

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

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners’ entitlement to share in the net profit and loss of the partnership.  The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement provides that no portion of the partnership real property can be sold without the written consent of the general partners and the limited partners entitled to more than 72% of the net profit. The partnership agreement also provides that amendments to the agreement may be made only upon the consent of the general partners and at least seventy 75% of the interests of the limited partners and the consent of at least 75% of the interests of the limited partners will also be required to remove a general partner. As of June 30, 2013, there were 113 limited partners in Justice, including Portsmouth and Evon.

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

The parking garage that is part of the Hotel property is managed by Ace Parking Management, Inc. pursuant to a contract with the Partnership. Justice also leases a portion of the lobby level of the Hotel to a day spa operator.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

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

RECENT BUSINESS DEVELOPMENTS

Limited Partnership Redemption Proposal

By letter dated June 12, 2013, Portsmouth advised the limited partners of Justice that it would not be extending its March 29, 2013 Redemption proposal, but would instead be working together with Evon, the co-general partner, towards a redemption transaction that both general partners could support. The Company has been engaged in discussions with representatives of Evon concerning possible transactions whereby partners in Justice, other than Portsmouth, would be afforded the opportunity to have their holdings in Justice redeemed by Justice through a proposed refinancing of the Hotel. These discussions are continuing. While Portsmouth is hopeful that the discussions will result in a transaction that, on consummation, would result in Portsmouth significantly increasing its proportionate ownership of Justice on terms acceptable to Portsmouth and its becoming the sole general partner of Justice, no assurance can be given that such a transaction will be accomplished.

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

New General Partner Compensation Agreement

Concurrent with the December 2008 Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice are entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. During the years ended June 30, 2013 and 2012, the general partners were paid approximately $620,000 and $562,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $401,000 and $366,000 was paid to Portsmouth for fiscal 2013 and 2012.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality (“Prism”) to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the fiscal years ended June 30, 2013 and 2012.  Management fees paid to Prism during the years ended June 30, 2013 and 2012 were $754,000 and $626,000, respectively.

GARAGE OPERATIONS

The parking garage is operated by Ace Parking Management, Inc. (“Ace Parking”) pursuant to a Parking Facilities Management Agreement (the “Parking Agreement”) with Justice. The initial term of the Parking Agreement was to expire on October 31, 2010, with an option to renew for another five-year term. Pursuant to that agreement, the Partnership paid Ace Parking a management fee of $2,000 per month, an accounting fee equal to $250 per month, plus “Excess Profit Fee” equal to three percent (3%) of annual net profits in excess of $150,000.

On October 31, 2010, Justice and Ace Parking entered into an amendment of the Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace would be calculated. The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, Ace will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI.

TRU SPA LEASE

Approximately 5,400 square feet of space on the lobby level of the Hotel is leased to Tru Spa for the operation of a health and beauty spa.  The lease was scheduled to expire in May 2013, with a five year option to extend the term.  The spa lease provides for minimum monthly rent of $14,000. Minimum rental amounts are subject to adjustment every three years based on increases in the Consumer Price Index.  In April 2013, the Partnership and Tru Spa entered into a short term extension of the spa lease for a base rent of $5,900 per month from April 1, 2013 to December 31, 2013.

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

Our highest priority remains guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. During fiscal 2013, we completed a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. We have also upgraded our common areas of the Hotel and improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. Our guest responses to these improvements have been very positive. The Hotel also remains a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

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

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

⋅	Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

⋅	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

⋅	labor strikes, disruptions or lock outs;

⋅	dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

⋅	increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

⋅	terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel;

⋅	natural disasters; and

⋅	adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions.

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

EMPLOYEES

As of June 30, 2013, Santa Fe had three full-time employees.  The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

As of June 30, 2013, the Partnership had approximately 244 employees. Approximately 80% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (CBA) to which the Partnership was a party.  During the year ended June 30, 2013, the Partnership continued under an existing CBA for the Local 2 (Hotel and Restaurant Employees).  As of June 30, 2013, the CBA for Local 856 (International Brotherhood of Teamsters) has expired and is currently under renegotiation.  Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment but scope and coverage of employees, is a regular and expected course of business operations for the Partnership.

The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of the each CBA, and incorporates these principles into its operating and budgetary practices.

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

Since the Hotel recently completed renovations, there is no present program for any further major renovations; however, the Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements and requirements.  In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,043,000 as of June 30, 2013.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,370,000 as of June 30, 2013.

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2013 and 2012. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2013 and 2012, the interest rate was 5.75% and the outstanding balances were $1,167,000 and $1,702,000, respectively.

LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000.  For the year ended June 30, 2013, real estate property taxes were approximately $60,000.  Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years.  In November 2010, Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000.  The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020.  With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to InterGroup under the same terms.  The intercompany loan of $831,000 to Santa Fe was eliminated in consolidation.  The loan balance of $654,000 to Intergroup is included in other assets, net in the consolidated balance sheet.  As of June 30, 2013, the outstanding mortgage balance was $3,138,000.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units.  The property was acquired on February 1, 2002 at an initial cost of $785,000.  For the year ended June 30, 2013, real estate property taxes were approximately $12,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $395,000 at June 30, 2013 and the maturity date of the mortgage is September 2042 and is collateralized by the property.  The interest rate is fixed at 4.25%.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. (“Century West”) to act as an agent of the Company to rent and manage both of the Company’s residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for a term of twelve months ending on July 31, 2006 and continues thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers.  For the years ended June 30, 2013 and 2012, management fees were $23,000 for each year, respectively.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year.  For the year ended June 30, 2013, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 70% and 93%, respectively.  The physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2013 for Woodland Village and Acanto was 93% and 97%, respectively.

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

Market Information

Santa Fe’s common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol: SFEF.OB The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Santa Fe’s common stock for each full quarterly period for the years ended June 30, 2013 and 2012. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High	Low
Fiscal 2013

First Quarter (7/ 1 to 9/30)	$18.00	$13.85
Second Quarter (10/1 to 12/31)	$14.00	$11.25
Third Quarter (1/1 to 3/31)	$20.00	$11.76
Fourth Quarter (4/1 to 6/30)	$18.50	$15.50

Fiscal 2012

First Quarter (7/ 1 to 9/30)	$21.00	$15.50
Second Quarter (10/1 to 12/31)	$20.00	$16.00
Third Quarter (1/1 to 3/31)	$20.00	$16.25
Fourth Quarter (4/1 to 6/30)	$22.00	$18.00

As of June 30, 2013, the number of holders of record of the Company’s Common Stock was approximately 220.  Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.  Including beneficial holders, there are approximately 420 shareholders of the Company’s Common Stock.

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

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2013 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe’s common stock made by its parent company, The InterGroup Corporation, for its own account, during the fourth quarter of fiscal 2013. InterGroup can be considered an affiliated purchaser.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2013	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1 April 1- April 30)	-	-	-	N/A

Month #2 May 1- May 31)	200	$21.25	-	N/A

Month #3 (June 1- June 30)	230	$21.25	-	N/A

TOTAL:	430	$21.25	-	N/A

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

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

The Company had net income of $1,166,000 for the year ended June 30, 2013 compared to net income of $824,000 for the year ended June 30, 2012.   The increase in net income is primarily attributable the significant decrease in losses from investing activities partially offset by the decrease in income from hotel operations.

The Company had net income from hotel operations of $2,964,000 for the fiscal year ended June 30, 2013, compared to net income of $4,014,000 for the fiscal year ended June 30, 2012. The decrease in net income is attributable to a significant increase in operating expenses in the current period and a decrease in other revenues, partially offset by an increase in room, food and beverage and garage revenues room compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2013 and 2012.

For the years ended June 30,	2013	2012
Hotel revenues:
Hotel rooms	$36,378,000	$32,893,000
Food and beverage	6,617,000	5,779,000
Garage	2,786,000	2,765,000
Other operating departments	784,000	1,025,000
Total hotel revenues	46,565,000	42,462,000
Operating expenses excluding interest, depreciation and amortization	(38,635,000)	(33,465,000)
Operating income before interest, depreciation and amortization	7,930,000	8,997,000
Interest	(2,612,000)	(2,724,000)
Depreciation and amortization	(2,354,000)	(2,259,000)

Income from hotel operations	$2,964,000	$4,014,000

For the fiscal year ended June 30, 2013, the Hotel generated operating income of $7,930,000 before interest, depreciation and amortization, on total operating revenues of $46,565,000 compared to operating income of $8,997,000 before interest, depreciation and amortization, on total operating revenues of $42,462,000 for the fiscal year ended June 30, 2012. Room revenues increased by $3,485,000 for the fiscal year ended June 30, 2013 compared to the year ended June 30, 2012, food and beverage revenues increased by $838,000 and garage revenues increased by $21,000, while other revenues decreased by $241,000 for the same period. Despite the increase in total hotel revenues, operating income was negatively impacted by a significant increase of $5,170,000 in operating expenses during the current year due to several factors.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments, a reserve established for other wage costs, higher group insurance costs and higher commissions on certain group and city-wide convention business in the current year. There was also an operating loss of approximately $1,102,000 in the Hotel’s food and beverage operations for the fiscal year ended June 30, 2013 compared to a loss of $379,000 for fiscal year ended June 30, 2012. That loss was primarily attributable to higher labor costs and increased staffing for new food operations as part of a plan to capture anticipated business from the newly constructed City College of San Francisco campus next to the Hotel. That business did not materialize as City College opened with an enrollment of only 20% of its expected capacity of 5,000 to 7,000 students per day during the week. In addition, Hurricane Sandy resulted in cancellations of higher rated corporate and group business in October and November 2012 that was replaced by lower rated crew and transient business that did not utilize the Hotel’s food and beverage outlets or banquet and catering services. In the prior fiscal year, the Hotel also recorded a credit for property taxes in the amount of $270,000 for an over accrual of taxes related to the reassessment of the improvements of the Hotel that was less than anticipated. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the fiscal years ended June 30, 2013 and 2012.

Fiscal Year ended June 30,	Average Daily Rate	Average Occupancy %	RevPar

2013	$205	90%	$184
2012	$191	87%	$166

The operating results of the Hotel’s rooms department remained strong as the San Francisco market continued to show signs of recovery. The Hotel’s average daily rate average increased significantly by $14 for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012.  The increase in occupancy of 3% was due to continued increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was also able to reduce the amount of discounted Internet business that it was forced to take in prior years to maintain occupancy in a very competitive market and recessionary economic conditions. As a result, the Hotel was able to achieve a RevPar number that was $18 higher than fiscal 2012. Those results made it possible for Justice Investors to declare a limited partnership distribution in December 2012 in the total amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000. The general partners of Justice will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

Our highest priority remains guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. During fiscal 2013, we completed a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. We have also upgraded our common areas of the Hotel and improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. Our guest responses to these improvements have been very positive. The Hotel also remains a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

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

Rental revenue from the Company’s real estate operations remained relatively consistent while operating expenses increased by $27,000 as the result of higher repairs and maintenance expenses.   Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $683,000 for the year ended June 30, 2013 compared to a net loss on marketable securities of $1,665,000 for the year ended June 30, 2012.  For the year ended June 30, 2013, the Company had a net realized gain of $104,000 and a net unrealized loss of $787,000.  For the year ended June 30, 2012, the Company had a net realized loss of $621,000 and a net unrealized loss of $1,044,000.  Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net income.  However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value.  For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2013, the Company had an unrealized loss of $176,000 related to other investments compared to an unrealized loss of $292,000 for the year ended June 30, 2012.  The losses are the result of the decrease in the fair value of stock warrants.

During the years ended June 30, 2013 and 2012, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $62,000 and $575,000, for each respective period.

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

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2013 and 2012, the Company had investments in marketable equity securities of $5,205,000 and $4,050,000, respectively.  The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,420,000	46.5%
Technology	989,000	19.0%
Financial services	838,000	16.1%
REITs and real estate companies	291,000	5.6%
Other	667,000	12.8%
	$5,205,000	100.0%

As of June 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,475,000	61.1%
Technology	379,000	9.4%
Financial services	337,000	8.3%
REITs and real estate companies	205,000	5.1%
Other	654,000	16.1%
	$4,050,000	100.0%

The Company’s investment portfolio is diversified with 32 different equity positions.  The Company holds three equity securities that comprise of more than 10% of the equity value of the portfolio.  The security represents 40.3% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time.  While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions.  A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock.  Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The Company also holds a $6,659,000 investment in Comstock Series A-1 Convertible Preferred Stock which is carried at cost and included in Other investments, net.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2013	2012
Net loss on marketable securities	$(683,000)	$(1,665,000)
Net unrealized loss on other investments	(176,000)	(292,000)
Impairment loss on other investments	(62,000)	(575,000)
Dividend and interest income	528,000	603,000
Margin interest expense	(117,000)	(121,000)
Trading and management expenses	(355,000)	(370,000)
	$(865,000)	$(2,420,000)

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee.  As a result of increases in Hotel gross revenues in fiscal 2013, total general partner fees paid to Portsmouth for the year ended June 30, 2013 increased to $401,000, compared to $366,000 for the year ended June 30, 2012.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,043,000 as of June 30, 2013.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,370,000 as of June 30, 2013.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2013. As of June 30, 2013, the interest rate was 5.75% and the outstanding balance was $1,167,000.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$46,946,000	$1,022,000	$1,080,000	$41,507,000	$72,000	$77,000	$3,188,000
Other notes payable	1,595,000	1,392,000	60,000	45,000	51,000	47,000	-
Interest	6,900,000	2,753,000	2,587,000	688,000	167,000	156,000	549,000
Total	$55,441,000	$5,167,000	$3,727,000	$42,240,000	$290,000	$280,000	$3,737,000

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

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation and its subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2013.  These consolidated financial statements are the responsibility of the Company’s Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Financial Corporation and its subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
September 18, 2013

SANTA FE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

As of June 30,	2013	2012

ASSETS
Investment in hotel, net	$37,611,000	$36,481,000
Investment in real estate, net	5,042,000	5,105,000
Investment in marketable securities	5,205,000	4,050,000
Other investments, net	7,933,000	8,171,000
Cash and cash equivalents	688,000	1,143,000
Accounts receivable - hotel, net	1,957,000	1,641,000
Other assets, net	3,104,000	3,342,000
Deferred tax assets	3,193,000	3,236,000

Total assets	$64,733,000	$63,169,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$9,844,000	$8,745,000
Due to securities broker	832,000	53,000
Obligations for securities sold	928,000	321,000
Other notes payable	1,595,000	2,072,000
Mortgage notes payable - real estate	3,533,000	3,577,000
Mortgage notes payable - hotel	43,413,000	44,321,000

Total liabilities	60,145,000	59,089,000

Commitments and contingencies
Shareholders' equity:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit (retained earnings)	(205,000)	169,000
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' equity	7,786,000	8,160,000
Noncontrolling interest	(3,198,000)	(4,080,000)
Total shareholders' equity	4,588,000	4,080,000

Total liabilities and shareholders' equity	$64,733,000	$63,169,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2013	2012

Revenues:
Hotel	$46,565,000	$42,462,000
Real estate	556,000	572,000
Total revenues	47,121,000	43,034,000

Costs and operating expenses:
Hotel operating expenses	(38,635,000)	(33,465,000)
Real estate operating expenses	(242,000)	(215,000)
Depreciation and amortization expense	(2,417,000)	(2,322,000)
General and administrative expense	(946,000)	(902,000)

Total costs and operating expenses	(42,240,000)	(36,904,000)

Income from operations	4,881,000	6,130,000

Other income (expense):
Interest expense	(2,720,000)	(2,840,000)
Net loss on marketable securities	(683,000)	(1,665,000)
Net unrealized loss on other investments	(176,000)	(292,000)
Impairment loss on other investments	(62,000)	(575,000)
Dividend and interest income	528,000	603,000
Trading and margin interest expense	(472,000)	(491,000)

Net other expense	(3,585,000)	(5,260,000)

Income before income taxes	1,296,000	870,000
Income tax expense	(130,000)	(46,000)

Net income	1,166,000	824,000
Less: Net income attributable to the noncontrolling interest	(1,540,000)	(2,017,000)

Net loss attributable to Santa Fe	$(374,000)	$(1,193,000)

Basic and diluted loss per share attributable to Santa Fe	$(0.30)	$(0.96)

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

				Retained		Total
	Common Stock		Additional	Earnings		Santa Fe		Total
			Paid-in	(Accumulated	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit)	Stock	Equity	Interest	Equity (Deficit)

Balance at June 30, 2011	1,339,638	$134,000	$8,808,000	$1,362,000	$(951,000)	$9,353,000	$(5,597,000)	$3,756,000

Net loss				(1,193,000)		(1,193,000)	2,017,000	824,000

Distributions to noncontrolling interest							(500,000)	(500,000)

Balance at June 30, 2012	1,339,638	134,000	8,808,000	169,000	(951,000)	8,160,000	(4,080,000)	4,080,000

Net loss				(374,000)		(374,000)	1,540,000	1,166,000

Distribution to noncontrolling interest							(600,000)	(600,000)

Dividend to noncontrolling interest							(58,000)	(58,000)

Balance at June 30, 2013	1,339,638	$134,000	$8,808,000	$(205,000)	$(951,000)	$7,786,000	$(3,198,000)	$4,588,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2013	2012
Cash flows from operating activities:
Net income	$1,166,000	$824,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss on marketable securities	787,000	1,044,000
Unrealized loss on other investments	176,000	292,000
Impairment loss on other investments	62,000	575,000
Depreciation and amortization	2,417,000	2,322,000
Changes in assets and liabilities:
Investment in marketable securities	(1,942,000)	3,447,000
Accounts receivable - hotel, net	(316,000)	42,000
Other assets, net	114,000	(501,000)
Accounts payable and other liabilities	1,099,000	571,000
Due to securities broker	779,000	(3,464,000)
Obligations for securities sold	607,000	71,000
Deferred tax asset	43,000	(37,000)
Net cash provided by operating activities	4,992,000	5,186,000

Cash flows from investing activities:
Hotel and real estate investments	(3,360,000)	(2,819,000)
Other investments, net	-	160,000
Net cash used in investing activities	(3,360,000)	(2,659,000)

Cash flows from financing activities:
Distributions and dividends to noncontrolling interest	(658,000)	(500,000)
Payments on mortgage notes payable	(952,000)	(915,000)
Payments on other notes payable	(477,000)	(714,000)
Net cash used in financing activities	(2,087,000)	(2,129,000)

Net (decrease) increase in cash and cash equivalents:	(455,000)	398,000
Cash and cash equivalents at beginning of year	1,143,000	745,000
Cash and cash equivalents at end of year	$688,000	$1,143,000

Supplemental information:
Income tax paid	$204,000	$43,000
Interest paid	$2,837,000	$2,961,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Santa Fe Financial Corporation, a Nevada corporation, (“Santa Fe” or the “Company”) owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 80.5%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth, a public company.

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

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006. For the fiscal years ended June 30, 2013 and 2012, the Partnership generated net income of $2,964,000 and $4,014,000, respectively. Hotel operations improved significantly during the last two fiscal years and depreciation and amortization expenses decreased as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during the fiscal 2011.

Management believes that the revenues expected to be generated from the operations of the hotel, garage and leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant value in the Hotel to support additional borrowings, if necessary.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Portsmouth and Woodland Village. All significant inter-company transactions and balances have been eliminated.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2013 and 2012.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2013 and 2012.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain convertible preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2013 and 2012, the Company recorded impairment losses related to other investments of $62,000 and $575,000, respectively. As of June 30, 2013 and 2012, the allowance for impairment losses was $2,873,000 and $2,811,000, respectively.

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

Accounts Receivable - Hotel, Net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. As of June 30, 2013 and 2012, the balance of allowance for doubtful accounts was $3,000 for each respective year.

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

Revenue Recognition

Room revenue is recognized on the date upon which a guest occupies a room and/or utilizes the Hotel’s services. Food and beverage revenues are recognized upon delivery. Garage revenue is recognized when a guest uses the garage space. The Company records a liability for payments collected in advance of revenue recognition.  This liability is included in Accounts payable and other liabilities.

Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $419,000 and $415,000 for the years ended June 30, 2013 and 2012, respectively.

Basic and Diluted (Loss) Income per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2013 and 2012, the Company did not have any potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 was effective for the Company beginning July 1, 2012. For the year ended June 30, 2013 and 2012, the Company had no components of Comprehensive Income other than net income itself.

In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80) - Disclosures about an Employer's Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer's involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. The Company adopted this ASU on June 30, 2012. This ASU impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows. The disclosures required by this ASU are presented in Note 17 and Note 18 to the financial statements.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” which was codified into ASC Topic 910-810, “Real Estate – General – Consolidation”, to amend the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which was codified into ASC 810-20, “Consolidation”, eliminated the concept of “important rights”(ASC Topic 970-810) and replaces it with the concepts of “kick out rights” and “substantive participating rights”. In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2013 and 2012, the results of operations for Justice were consolidated with those of the Company.

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

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners of Justice Investors. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner of Justice and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	22,270,000	(19,312,000)	2,958,000
Building and improvements	54,327,000	(21,570,000)	32,757,000
	$78,493,000	$(40,882,000)	$37,611,000

		Accumulated	Net Book
June 30, 2012	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	20,855,000	(18,187,000)	2,668,000
Building and improvements	52,383,000	(20,466,000)	31,917,000
	$75,134,000	$(38,653,000)	$36,481,000

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,131,000 at June 30, 2013 and 2012. The accumulated depreciation on capital leases was $1,930,000 and $1,668,000 as of June 30, 2013 and 2012, respectively.

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and a 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. As of June 30, 2013 and 2012, investment in real estate included the following:

	2013	2012
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,580,000	2,580,000
Accumulated depreciation	(941,000)	(878,000)
	4,069,000	4,132,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,042,000	$5,105,000

Depreciation expense for the years ended June 30, 2013 and 2012 was $63,000 each year.

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

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2013 and 2012, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of June 30, 2013
Corporate
Equities	$4,811,000	$1,530,000	$(1,136,000)	$394,000	$5,205,000

As of June 30, 2012
Corporate
Equities	$3,038,000	$1,970,000	$(958,000)	$1,012,000	$4,050,000

As of June 30, 2013 and 2012, the Company had $902,000 and $756,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2013 and 2012, respectively.

For the year ended June 30,	2013	2012
Realized gain (loss) on marketable securities	$104,000	$(621,000)
Unrealized loss on marketable securities	(787,000)	(1,044,000)

Net loss on marketable securities	$(683,000)	$(1,665,000)

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

Other investments, net consist of the following:

Type	June 30, 2013	June 30, 2012
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,102,000	1,164,000
Corporate debt and equity instruments, at cost	168,000	168,000
Warrants - at fair value	4,000	180,000
	$7,933,000	$8,171,000

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $6,659,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – now NYSE MKT: LODE) for 6,659 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,085,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $6,659,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010. The Company recorded an unrealized gain during fiscal 2011 of $5,574,000 related to the preferred stock received as part of the debt restructuring.

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

As of June 30, 2013 and 2012, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $257,000 as of June 30, 2013 and 2012 and a fair value of $4,000 and $180,000 as of June 30, 2013 and 2012, respectively. During the years ended June 30, 2013 and 2012, the Company had an unrealized loss of $176,000 and an unrealized gain of $292,000, respectively, related to these warrants.

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	4,000	4,000
Investment in marketable securities:
Basic materials	2,420,000	-	-	2,420,000
Technology	989,000	-	-	989,000
Financial services	838,000	-	-	838,000
REITs and real estate companies	291,000	-	-	291,000
Other	667,000	-	-	667,000
	5,205,000	-	-	5,205,000
	$5,208,000	$-	$4,000	$5,212,000

As of June 30, 2012
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	180,000	180,000
Investment in marketable securities:
Basic materials	2,475,000	-	-	2,475,000
Technology	379,000	-	-	379,000
Financial services	337,000	-	-	337,000
REITs and real estate companies	205,000	-	-	205,000
Other	654,000	-	-	654,000
	4,050,000	-	-	4,050,000
	$4,053,000	$-	$180,000	$4,233,000

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

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2013	ended June 30, 2013

Other non-marketable investments	$-	$-	$7,929,000	$7,929,000	$(62,000)

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2012	ended June 30, 2012

Other non-marketable investments	$-	$-	$7,991,000	$7,991,000	$(575,000)

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. When determining the fair value of these investments on a non-recurring basis, the Company uses valuation techniques such as the market approach and the unobservable inputs include factors such as conversion ratios and the stock price of the underlying convertible instruments. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2013	2012
Inventory - hotel	$918,000	$907,000
Prepaid expenses	581,000	945,000
Note receivable - related party	644,000	654,000
Miscellaneous assets, net	961,000	836,000

Total other assets	$3,104,000	$3,342,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2013 and 2012 was $72,000 each year.

NOTE 9 – OTHER NOTES PAYABLE

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the partnership has the ability to meet the specific covenants. The Partnership was in compliance with the covenants as of June 30, 2013 and 2012. The loan continues as unsecured. The Partnership made additional principal payments totaling $124,000 in fiscal year 2012. The outstanding balance was $1,167,000 and $1,702,000 as of June 30, 2013 and 2012 respectively; the interest rate was 5.75% as of June 30, 2013.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers’ compensation insurance. The notes payable under these financing agreements bear interest at 4% per annum and payable in equal monthly installments (principal and interest) through July 2013. The notes payable at June 30, 2013 and 2012, were $71,000 and $61,000, respectively.

As of June 30, 2013 and 2012, the Company had other notes payable and capital lease obligations outstanding of $429,000 and $309,000, respectively, which were included in Other Notes Payable.

During the year, Justice entered into a financing agreement with Ace Parking Management, Inc. to purchase equipment.  The note bears 11.5% interest and is payable in equal monthly installments (principal and interest) through April 2018.  As of June 30, 2013, the note payable balance was $219,000.

NOTE 10 – MORTGAGE NOTES PAYABLE

Each mortgage note payable is secured by its respective land and building. As of June 30, 2013 and 2012, the Company had the following mortgages:

June 30, 2013	June 30, 2012	Interest Rate	Origination Date	Maturity Date

$26,043,000	$26,599,000	Fixed 5.22%	July 27, 2005	August 5, 2015
17,370,000	17,722,000	Fixed 6.42%	March 27, 2007	August 5, 2015

$43,413,000	$44,321,000	Total mortgage notes payable - hotel

$3,138,000	$3,189,000	Fixed 4.85%	November 4, 2010	December 1, 2020
395,000	388,000	Fixed 4.25%	September 1, 2012	September 1, 2042

$3,533,000	$3,577,000	Total mortgage notes payable - real estate

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

In September 2012, the Company refinanced its $388,000 adjustable rate mortgage note payable on its 2-unit apartment located in Los Angeles, California for a new 30-year fixed rate mortgage in the amount of $400,000. The interest rate on the new loan is 4.25% per annum. The note matures in September 2042.

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2014	$2,415,000
2015	1,139,000
2016	41,552,000
2017	123,000
2018	123,000
Thereafter	3,189,000
$48,541,000

NOTE 11 – GARAGE OPERATIONS

The parking garage is operated by Ace Parking Management, Inc. (“Ace Parking”) for the Partnership pursuant to a Parking Facilities Management Agreement (the “Parking Agreement”). The initial term of the Parking Agreement was to expire on October 31, 2010, with an option to renew for another five-year term. Garage revenue is included as part of hotel revenue. For the year ended June 30, 2013 and 2012, garage revenue was $2,786,000 and $2,765,000, respectively

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of the Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace Parking would be calculated.

The amendment provides that, if net operating income (NOI) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2013 and 2012.

Base Management and incentive fees to Ace Parking amounted to $44,000 and $52,000 during the years ended June 30, 2013 and 2012 .

NOTE 12 – MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues are paid monthly. The balance or 0.75% is paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the fiscal year exceeds the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% as of and for the years ended June 30, 2013 and 2012. Prism is also entitled to an incentive management fee (not to exceed 4% in total) if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2013 and 2012. Management fees paid to Prism during the years ended June 30, 2013 and 2012 were $754,000 and $626,000, respectively.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Travel agents and airlines made up 30% or $595,000 and 20% or $332,000 of accounts receivable at June 30, 2013 and 2012, respectively. The Hotel had one customer who accounted for 27% or $525,000 of accounts receivable at June 30, 2013. The Hotel had two customers who accounted for 7% or $122,000 of accounts receivable at June 30, 2012.

NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax expense consists of the following:

For the years ended June 30,	2013	2012
Federal
Current tax expense	$(62,000)	$(55,000)
Deferred tax (expense) benefit	(116,000)	45,000
	(178,000)	(10,000)
State
Current tax expense	(25,000)	(28,000)
Deferred tax benefit (expense)	73,000	(8,000)
	48,000	(36,000)

Total income tax expense	$(130,000)	$(46,000)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2013	2012

Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	-5.5%	-6.0%
Noncontrolling interest	-34.7%	-72.9%
Valuation allowance	30.6%	62.8%
Other	-14.2%	-12.5%
	10.2%	5.4%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2013 and 2012 are as follows:

Deferred tax assets	2013	2012
Net operating loss carryforward	$6,897,000	$6,944,000
Investment reserve	1,541,000	2,049,000
Capital loss carryforward	624,000	-
Depreciation and amortization	202,000	196,000
Wash sales	168,000	35,000
Constructive sales	64,000	18,000
Accrued vacation	21,000	15,000
Valuation allowance	(1,695,000)	(1,298,000)
	7,822,000	7,959,000
Deferred tax liabilities
Unrealized gains on marketable securities	(2,408,000)	(2,821,000)
Deferred gains on real estate sale	(913,000)	(913,000)
Basis difference in Justice	(1,037,000)	(758,000)
State taxes	(271,000)	(231,000)
	(4,629,000)	(4,723,000)
Net deferred tax assets	$3,193,000	$3,236,000

As of June 30, 2013, the Company had federal and state operating loss carryforwards of $17,086,000 and $12,304,000, respectively. These carryforwards expire in varying amounts through 2030.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2009 through 2012 tax years. State income tax returns are subject to examination for the 2008 through 2012 tax years.

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

As of June 30, 2013, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended June 30, 2013 and 2012, the Company did not have any interest and penalties.

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

Information below represents reporting segments for the year ended June 30, 2013 and 2012, respectively. Segment income (loss) from Hotel operations consists of the operation of the hotel and operation of the garage. Segment income (loss) from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2013	Operations	Operations	Transactions	Other	Total

Revenues	$46,565,000	$556,000	$-	$-	$47,121,000
Segment operating expenses	(38,635,000)	(242,000)	-	(946,000)	(39,823,000)
Segment income (loss)	7,930,000	314,000	-	(946,000)	7,298,000
Interest expense	(2,612,000)	(108,000)			(2,720,000)
Depreciation and amortization expense	(2,354,000)	(63,000)	-	-	(2,417,000)
Loss from investments	-		(865,000)	-	(865,000)
Income tax expense	-		-	(130,000)	(130,000)
Net income (loss)	$2,964,000	$143,000	$(865,000)	$(1,076,000)	$1,166,000
Total assets	$37,611,000	$5,042,000	$13,138,000	$8,942,000	$64,733,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2012	Operations	Operations	Transactions	Other	Total

Revenues	$42,462,000	$572,000	$-	$-	$43,034,000
Segment operating expenses	(33,465,000)	(215,000)	-	(902,000)	(34,582,000)
Segment income (loss)	8,997,000	357,000	-	(902,000)	8,452,000
Interest expense	(2,724,000)	(116,000)			(2,840,000)
Depreciation and amortization expense	(2,259,000)	(63,000)	-	-	(2,322,000)
Loss from investments	-		(2,420,000)	-	(2,420,000)
Income tax expense	-		-	(46,000)	(46,000)
Net income (loss)	$4,014,000	$178,000	$(2,420,000)	$(948,000)	$824,000
Total assets	$36,481,000	$5,105,000	$12,221,000	$9,362,000	$63,169,000

NOTE 16 - RELATED PARTY TRANSACTIONS

In December 2012, Justice declared a limited partnership distribution in the amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000. Both of the amounts received by Portsmouth were eliminated in consolidation.

During the year ended June 30, 2013 and 2012, the Company received management fees from Justice Investors totaling $401,000 and $366,000, respectively. These amounts were eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2013 and 2012, these expenses were approximately $144,000 for each respective year.

As of June 30, 2013, the Company has a note receivable from Intergroup in the amount of $644,000. The interest rate on the note is fixed at 4.85% and the note matures in December 2020. See Note 8 – Other Assets, Net.

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

In fiscal year ended June 30, 2004, the disinterested members of the Boards of Directors of the Company and its subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2013 and 2012.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Administrative Fees–General Partners

During each of the years ended June 30, 2013 and 2012, the general partners of Justice were paid a total of $620,000 and $562,000, respectively. The total amount paid represents the minimum base compensation of $285,000 each year plus $335,000 and $277,000 respectively, based upon the agreement.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2013 and 2012 were $3,374,000 and $3,008,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenues. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65%. For the years ended June 30, 2013 and 2012, those charges were $236,000 and $214,000, respectively.

Employees

As of June 30, 2013, Santa Fe had three full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

As of June 30, 2013, the Partnership had approximately 244 employees. Approximately 80% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (CBA) to which the Partnership was a party.  During the year ended June 30, 2013, the Partnership continued under an existing CBA for the Local 2 (Hotel and Restaurant Employees).  As of June 30, 2013, the CBA for Local 856 (International Brotherhood of Teamsters) has expired and is currently under renegotiation.  Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment but scope and coverage of employees, is a regular and expected course of business operations for the Partnership.

The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of the each CBA, and incorporates these principles into its operating and budgetary practices.

Legal Matters

In August 2012, two current and four former employees of the Hotel commenced a putative wage and hour class action against the Partnership. The Complaint alleged that the Partnership failed to provide compliant meal periods, failed to authorize and permit compliant rest periods, failed to pay all regular and overtime wages due, failed to provide accurate itemized wage statements, and failed to pay all wages owed upon termination of employment.

In February 2013, the Partnership agreed to settle the class action lawsuit for $525,000. The amount was accrued as of June 30, 2013 and is included as part of “Accounts payable and accrued liabilities” in the Balance Sheets. Prism Hotels L.P. agreed to reimburse the Partnership for 50% of the total amount of the settlement and pay up to $300,000 of legal fees and defense costs incurred in defense of the lawsuit. During fiscal 2013, the Company incurred legal costs of $365,000 associated with the lawsuit, of which Prism agreed to pay $300,000 in accordance with the agreement. The amount due to Prism at June 30, 2013 for the management fee was applied against the receivable for the reimbursement of the settlement and legal costs. The Partnership insurance carrier awarded $225,000 in insurance proceeds as a result of a claim related to the settlement. Of the total proceeds, 50% or $112,500 was allocated to the Partnership and the remaining amount was allocated to Prism. The insurance reimbursement awarded to the Partnership was offset against the related legal expense.

The Partnership is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $56,000 and $63,000 during the years ended June 30, 2013 and 2012, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2013 through September 18, 2013, the date which these financial statements were available to be issued, and concluded that nothing has occurred outside the normal course of business operations that require disclosure or recognition as of June 30, 2013.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None to report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2013:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	66	Fiscal 2013 Annual Meeting
	and Chief Executive Officer (1)

John C. Love	Director (1)(2)	73	Fiscal 2013 Annual Meeting

William J. Nance	Director(1)(2)	69	Fiscal 2013 Annual Meeting

Other Executive Officers:

Michael G. Zybala	Vice President, Secretary and General Counsel	61	N/A

David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	39	N/A

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

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as its Board of Directors. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. A copy is also posted on the Santa Fe page of its parent company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: Santa Fe Financial Corporation, Attn: Treasurer, 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation

Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2013	$267,000	(1)	-	$43,000	(2)	$310,000	(1)
Chairman; President	2012	$267,000	(1)	-	$43,000	(2)	$310,000	(1)
and Chief Executive Officer

Michael G. Zybala	2013	$135,000		$18,000	-		$153,000	(3)
Vice President, Secretary	2012	$126,000		$12,000	-		$138,000	(3)
and General Counsel

David T. Nguyen	2013	$90,000		$10,000	-		$100,000	(4)
Treasurer and Controller	2012	$90,000		$10,000	-		$100,000	(4)
(Principal Financial Officer)

(1)  Includes salary and director’s fees received from the Company’s subsidiary, Portsmouth, in the amounts of $134,000 for each of the fiscal years ended June 30, 2013 and 2012 and directors fees in the amount of $6,000 per year paid by Santa Fe.  Does not include compensation received from Santa Fe’s parent corporation, InterGroup, of $255,000 for each of the fiscal years ended June 30, 2013 and June 30, 2012.

(2)  During fiscal 2013 and 2012, the Company and Portsmouth also paid combined annual premiums of $43,000, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family.  Portsmouth’s share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary and bonus paid by Portsmouth in the aggregate amount of $123,000 for fiscal year ended June 30, 2013 and salary bonus of $113,000 for fiscal year ended June 30, 2012. Does not include $47,000 and $55,000 paid by Santa Fe’s parent company, InterGroup, for fiscal years 2013 and 2012, respectively.

(4) Includes salary and bonus paid by Portsmouth in the amount of $50,000 for fiscal year ended June 30, 2013 and  salary in the amount of $50,000 for fiscal year ended June 30, 2012. Does not include $100,000 paid by Santa Fe’s parent company, InterGroup, for fiscal year 2013 and $100,000 for fiscal year 2012.

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

In fiscal year ended June 30, 2004, the disinterested members of the Boards of Directors of the Company and its subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio.  Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%.  Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter.  Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors.  The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2013 and 2012.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation.  Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity.  Stock option expenses are also amortized over a several years. For fiscal years 2013 and 2012, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2013.

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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2013 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 3, 2013, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership (1)		Percent of Class (2)

The InterGroup Corporation	1,000,227		80.5%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

John V. Winfield	49,400		4.0%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

The InterGroup Corporation and John V. Winfield as a group	1,041,648	(3)	84.5%
_______________________________________________

(1)   Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)   Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 3, 2013 plus any securities that the person has a right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield.  As President, Chairman of the Board and a 62.6% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Security Ownership of Management.

The following table sets forth, as of September 3, 2013, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,049,627	(3)	84.5%

John C. Love	0	(4)	-

William J. Nance	0	(4)	-

Michael G. Zybala	0		-

David T. Nguyen	0		-

All Directors and Executive Officers as a Group (5 persons)	1,049,627		84.5%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 3, 2013 plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock.  InterGroup is the beneficial owner of 1,000,227 shares of Common Stock.  As the President, Chairman of the Board and a 62.6% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) John C. Love is a 0.9% shareholder of InterGroup as well as a Director thereof.  William J. Nance is also a Director of InterGroup and a 2.4% shareholder.

Security Ownership of Management in Subsidiary

As of August 31, 2013, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 94,862 shares are owned by Santa Fe’s parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 81.8% of the voting power of Portsmouth.  No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth’s shares.

  Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of September 3, 2013, Santa Fe and InterGroup owned 81.8% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 84.5% of the voting stock of Santa Fe.  All of the Company’s Directors serve as directors of InterGroup and all three of the Company’s Directors serve on the Board of Portsmouth.

As of June 30, 2013, the Company has a note receivable from Intergroup in the amount of $644,000.   The interest rate on the note is fixed at 4.85% and the note matures in December 2020.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management’s estimate of the pro rata utilization of resources.  During each of the fiscal years ended June 30, 2013 and 2012, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield.  During fiscal years 2013 and 2012, the Company paid annual premiums of $26,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family.  The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.  During fiscal 2013 and 2012, Portsmouth also paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2013 and 2012 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2013	2012

Audit fees	$151,000	$156,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

TOTAL:	$151,000	$156,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 19 through 40:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2013 and 2012

Consolidated Statements of Operations for years ended June 30, 2013 and 2012

Consolidated Statements of Shareholders’ Equity (Deficit) for years ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for years ended June 30, 2013 and 2012

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: September 18, 2013	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 18, 2013	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 18, 2013
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 18, 2013
David T. Nguyen

/s/ Michael G. Zybala	Vice President and Secretary	September 18, 2013
Michael G. Zybala

/s/ John C. Love	Director	September 18, 2013
John C. Love

/s/ William J. Nance	Director	September 18, 2013
William J. Nance