Form 10-Q
period 2013-09-30
SANTA FE FINANCIAL CORP
filed 2013-11-08
CIK 86759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 1, 2013, was 1,241,810.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013.	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months ended September 30, 2013 and 2012.	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended September 30, 2013 and 2012.	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures.	18

PART II – OTHER INFORMATION

Item 5.	Other Information	18

Item 6.	Exhibits.	18

Signatures		18

PART I
FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Investment in hotel, net	$37,491,000	$37,611,000
Investment in real estate, net	5,027,000	5,042,000
Investment in marketable securities	5,954,000	5,205,000
Other investments, net	7,933,000	7,933,000
Cash and cash equivalents	1,315,000	688,000
Accounts receivable, net	2,129,000	1,957,000
Other assets, net	2,701,000	3,104,000
Deferred tax asset	2,722,000	3,193,000

Total assets	$65,272,000	$64,733,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$8,443,000	$9,844,000
Due to securities broker	753,000	832,000
Obligations for securities sold	1,657,000	928,000
Other notes payable	1,367,000	1,595,000
Mortgage notes payable - real estate	3,518,000	3,533,000
Mortgage notes payable - hotel	43,178,000	43,413,000

Total liabilities	58,916,000	60,145,000

Commitments and contingencies
Shareholders' equity:
Common stock - par value $.10 per share; Authorized - 2,000,000;Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Retained earnings (acculumlated deficit)	146,000	(205,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' equity	8,137,000	7,786,000
Noncontrolling interest	(1,781,000)	(3,198,000)
Total shareholders' equity	6,356,000	4,588,000

Total liabilities and shareholders' equity	$65,272,000	$64,733,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended September 30,	2013	2012

Revenues:
Hotel	$13,305,000	$12,136,000
Real estate	147,000	138,000
Total revenues	13,452,000	12,274,000

Costs and operating expenses:
Hotel operating expenses	(9,532,000)	(9,164,000)
Real estate operating expenses	(143,000)	(64,000)
Depreciation and amortization expense	(640,000)	(599,000)
General and administrative expense	(245,000)	(246,000)

Total costs and operating expenses	(10,560,000)	(10,073,000)

Income from operations	2,892,000	2,201,000

Other income (expense):
Interest expense	(661,000)	(694,000)
Net gain on marketable securities	134,000	783,000
Net unrealized loss on other investments	-	(128,000)
Dividend and interest income	5,000	11,000
Trading and margin interest expense	(131,000)	(116,000)

Other expense, net	(653,000)	(144,000)

Income before income taxes	2,239,000	2,057,000
Income tax expense	(471,000)	(324,000)

Net income	1,768,000	1,733,000
Less: Net income attributable to the noncontrolling interest	(1,417,000)	(1,079,000)

Net income attributable to Santa Fe	$351,000	$654,000

Basic and diluted net income per share attributable to Santa Fe	$0.28	$0.53

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended September 30,	2013	2012
Cash flows from operating activities:
Net income	$1,768,000	$1,733,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss on marketable securities	(245,000)	(741,000)
Unrealized loss on other investments	-	128,000
Depreciation and amortization	639,000	598,000
Changes in assets and liabilities:
Investment in marketable securities	(504,000)	(1,056,000)
Accounts receivable	(172,000)	(261,000)
Other assets	419,000	(54,000)
Accounts payable and other liabilities	(1,401,000)	(118,000)
Due to securities broker	(79,000)	374,000
Obligations for securities sold	729,000	696,000
Deferred tax asset	471,000	324,000
Net cash provided by operating activities	1,625,000	1,623,000

Cash flows from investing activities:
Hotel and real estate investments	(520,000)	(677,000)
Net cash used in investing activities	(520,000)	(677,000)

Cash flows from financing activities:
Payments on mortgage notes payable	(250,000)	(223,000)
Payments on other notes payable	(228,000)	(241,000)
Net cash used in financing activities	(478,000)	(464,000)

Net increase in cash and cash equivalents:	627,000	482,000
Cash and cash equivalents at the beginning of the period	688,000	1,143,000
Cash and cash equivalents at the end of the period	$1,315,000	$1,625,000

Supplemental information:
Interest paid	$711,000	$718,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013. The June 30, 2013 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2013.

The results of operations for the three months ended September 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2014.

For the three months ended September 30, 2013 and 2012, the Company had no components of comprehensive income other than net income itself.

As of September 30, 2013, Santa Fe owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 80.5%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth.

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

Basic income per share is calculated based upon the weighted average number of common shares outstanding during each respective period. During the three months ended September 30, 2013 and 2012, the Company did not have any potentially dilutive securities outstanding.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2013	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	22,359,000	(19,653,000)	2,706,000
Building and improvements	54,758,000	(21,869,000)	32,889,000
	$79,013,000	$(41,522,000)	$37,491,000

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	22,270,000	(19,312,000)	2,958,000
Building and improvements	54,327,000	(21,570,000)	32,757,000
	$78,493,000	$(40,882,000)	$37,611,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	September 30, 2013	June 30, 2013
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,581,000	2,580,000
Accumulated depreciation	(957,000)	(941,000)
	4,054,000	4,069,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,027,000	$5,042,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At September 30, 2013 and June 30, 2013, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of September 30, 2013
Corporate
Equities	$5,146,000	$1,819,000	$(1,011,000)	$808,000	$5,954,000

As of June 30, 2013
Corporate
Equities	$4,811,000	$1,530,000	$(1,136,000)	$394,000	$5,205,000

As of September 30, 2013 and June 30, 2013, the Company had $818,000 and $902,000, respectively, of unrealized losses related to securities held for over one year.

Net income on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30,	2013	2012
Realized (loss) gain on marketable securities	$(111,000)	$42,000
Unrealized gain on marketable securities	245,000	741,000

Net gain on marketable securities	$134,000	$783,000

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

Other investments, net consist of the following:

Type	September 30, 2013	June 30, 2013
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,102,000	1,102,000
Corporate debt and equity instruments, at cost	168,000	168,000
Warrants - at fair value	4,000	4,000
	$7,933,000	$7,933,000

NOTE 6 - FAIR VALUE MEASUREMENTS

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

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	4,000	4,000
Investment in marketable securities:
Basic materials	3,485,000	-	-	3,485,000
Technology	987,000	-	-	987,000
Financial services	737,000	-	-	737,000
REITs and real estate companies	154,000	-	-	154,000
Other	591,000	-	-	591,000
	5,954,000	-	-	5,954,000
	$5,957,000	$-	$4,000	$5,961,000

As of June 30, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants	-	-	4,000	4,000
Investment in marketable securities:
Basic materials	2,420,000	-	-	2,420,000
Technology	989,000	-	-	989,000
Financial services	838,000	-	-	838,000
REITs and real estate companies	291,000	-	-	291,000
Other	667,000	-	-	667,000
	5,205,000	-	-	5,205,000
	$5,208,000	$-	$4,000	$5,212,000

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

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	September 30, 2013	ended September 30, 2013

Other non-marketable investments	$-	$-	$7,929,000	$7,929,000	$-

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	June 30, 2013	ended September 30, 2012

Other non-marketable investments	$-	$-	$7,929,000	$7,929,000	$(128,000)

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three months ended September 30, 2013 and 2012, respectively. Operating income for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$13,305,000	$147,000	$-	$-	$13,452,000
Segment operating expenses	(9,532,000)	(143,000)	-	(245,000)	(9,920,000)
Segment income (loss)	3,773,000	4,000	-	(245,000)	3,532,000
Interest expense	(635,000)	(26,000)	-	-	(661,000)
Depreciation and amortization expense	(624,000)	(16,000)	-	-	(640,000)
Income from investments	-	-	8,000	-	8,000
Income tax expense	-	-	-	(471,000)	(471,000)
Net income (loss)	$2,514,000	$(38,000)	$8,000	$(716,000)	$1,768,000
Total assets	$37,491,000	$5,027,000	$13,887,000	$8,867,000	$65,272,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2012	Operations	Operations	Transactions	Other	Total
Revenues	$12,136,000	$138,000	$-	$-	$12,274,000
Segment operating expenses	(9,164,000)	(64,000)	-	(246,000)	(9,474,000)
Segment income (loss)	2,972,000	74,000	-	(246,000)	2,800,000
Interest expense	(664,000)	(30,000)	-	-	(694,000)
Depreciation and amortization expense	(583,000)	(16,000)	-	-	(599,000)
Income from investments	-	-	550,000	-	550,000
Income tax expense	-	-	-	(324,000)	(324,000)
Net income (loss)	$1,725,000	$44,000	$550,000	$(570,000)	$1,733,000
Total assets	$36,594,000	$5,090,000	$13,890,000	$9,816,000	$65,390,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company’s parent, InterGroup, based on management’s estimate of the pro rata utilization of resources. For the three months ended September 30, 2013 and 2012, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period.

During the three months ended September 30, 2013 and 2012, the Company received management fees from Justice Investors totaling $112,000 for each respective period.

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

NOTE 9 – SUBSEQUENT EVENT

On October 31, 2013, Justice Investors, a California limited partnership (“Justice” or the “Partnership”), sent to all its limited partners an Offer to Redeem any and all limited partnership interests not held by the Company’s consolidated subsidiary, Portsmouth Square, Inc., Managing General Partner of Justice, and a Consent Solicitation by Justice. Justice is: (a) offering $1,385,000 in cash or property for each one percent (1%) limited partnership interest in Justice that limited partners hold (the “Offer to Redeem”); and (b) seeking approval of its limited partners (the “Consent Solicitation”) of certain amendments (the “Amendments”) to its Amended and Restated Agreement of Limited Partnership, effective as of November 30, 2010 (the “Partnership Agreement”), which Amendments will be reflected in a new Amended and Restated Agreement of Limited Partnership (the “Amended Partnership Agreement”).

The terms of the Offer to Redeem, Consent Solicitation and Amendments (collectively, the “Proposal”) were developed in the course of negotiations between Portsmouth and Evon Corporation (“Evon”), currently co-general partner, and were summarized in a letter, dated September 19, 2013, sent by Portsmouth, Evon and Justice to the limited partners (the “Letter”). In the Letter, limited partners were requested to provide a non-binding preliminary indication of interest in having their limited partnership interests redeemed by the Partnership.

Limited partners wishing to accept the Offer to Redeem have a choice between (a) accepting a simple cash redemption; (b) electing to participate in an alternative redemption structure, which would allow limited partners to redeem their partnership interests for certain property; or (c) a combination of a & b.

The structure of the transaction involves Justice funding the redemption of limited partnership interests through a refinancing of its principal asset, the San Francisco Hilton Financial District (the “Hotel”). Currently, Justice owes approximately $44.3 million, secured by the Hotel, in loans that come due in 2015. Following the redemption (and assuming all partnership interests (other than Portsmouth’s) are redeemed), Justice would have a new loan of approximately $118 million secured by the Hotel, and Portsmouth would become the sole general partner.

The Offer to Redeem is conditioned upon: (1) a minimum tender of at least 34% of the limited partnership interests; (2) approval by the holders of at least 75% of the limited partnership interests of the Amendments, which will take effect concurrently with the refinancing of the Hotel; and (3) the consummation of the refinancing of the Hotel.

All limited partners are free to elect to participate in the redemption or not to participate in the redemption. Those limited partners that do not participate in the redemption (including Portsmouth) will remain as limited partners in Justice. Assuming that the minimum 34% participation threshold is reached and all other conditions are satisfied, the limited partnership interests of those limited partners who do not elect to participate in the Redemption will increase in an amount proportionate with the percentages of the limited partnership interests that are redeemed.

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The Company had net income of $1,768,000 for the three months ended September 30, 2013 compared to net income of $1,733,000 for the three months ended September 30, 2012. The change in net income is primarily attributable to the improvement in the hotel operations partially offset by the lower net investment income from investing activities.

The Company had net income from hotel operations of $2,514,000 for the three months ended September 30, 2013, compared to net income of $1,725,000 for the three months ended September 30, 2012. The increase in net income is primarily attributable to a significant increase in room revenues resulting from higher average room rates partially offset by the related increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2013 and 2012.

For the three months ended September 30,	2013	2012
Hotel revenues:
Hotel rooms	$11,054,000	$9,772,000
Food and beverage	1,328,000	1,411,000
Garage	755,000	728,000
Other operating departments	168,000	225,000
Total hotel revenues	13,305,000	12,136,000
Operating expenses excluding interest, depreciation and amortization expenses	(9,532,000)	(9,164,000)
Operating income before interest, depreciation and amortization expenses	3,773,000	2,972,000
Interest expense	(635,000)	(664,000)
Depreciation and amortization expense	(624,000)	(583,000)

Net income from hotel operations	$2,514,000	$1,725,000

For the three months ended September 30, 2013, the Hotel generated operating income of $3,773,000 before interest, depreciation and amortization expenses, on total operating revenues of $13,305,000 compared to operating income of $2,972,000 before interest, depreciation and amortization expenses, on total operating revenues of $12,136,000 for the three months ended September 30, 2012. Room revenues increased by $1,282,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, food and beverage revenues decreased by $83,000 and garage revenues increased by $27,000 for the same period.

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

There was a loss of approximately $304,000 in the Hotel’s food and beverage operations during the current period compared to a net loss of $317,000 during the three months ended September 30, 2012, despite the decrease in revenues of $83,000. The decrease in revenues was primarily due to the closing or reduction in operating hours of certain outlets resulting in a reduction of costs of goods sold during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended September 30, 2013 and 2012.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPar

2013	$235	94%	$221
2012	$208	94%	$196

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $27 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, while occupancy percentages remained the same. As a result, the Hotel was able to achieve a RevPar number that was $25 higher than the comparative three month period.

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

The Company had a net gain on marketable securities of $134,000 for the three months ended September 30, 2013 compared to a net gain on marketable securities of $783,000 for the three months ended September 30, 2012. For the three months ended September 30, 2013, the Company had a net realized loss of $111,000 and a net unrealized gain of $245,000. For the three months ended September 30, 2012, the Company had a net realized gain of $42,000 and a net unrealized gain of $741,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income at the Company and its subsidiary. The income tax expense during the three months ended September 30, 2013 and 2012 represents income tax expense of Portsmouth. Santa Fe’s income tax was zero due to the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of September 30, 2013 and June 30, 2013, the Company had investments in marketable equity securities of $5,954,000 and $5,205,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of September 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,485,000	58.5%
Technology	987,000	16.6%
Financial services	737,000	12.4%
REITs and real estate companies	154,000	2.6%
Other	591,000	9.9%
	$5,954,000	100.0%

As of June 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,420,000	46.5%
Technology	989,000	19.0%
Financial services	838,000	16.1%
REITs and real estate companies	291,000	5.6%
Other	667,000	12.8%
	$5,205,000	100.0%

The Company’s investment portfolio is diversified with 36 different equity positions. The Company holds six equity securities that are comprised of more than 10% of the equity value of the portfolio. The largest security represents 38.4% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended September 30,	2013	2012
Net gain on marketable securities	$134,000	$783,000
Net unrealized loss on other investments	-	(128,000)
Dividend and interest income	5,000	11,000
Margin interest expense	(50,000)	(24,000)
Trading and management expenses	(81,000)	(92,000)
	$8,000	$550,000

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. The general partner fees paid to Portsmouth for the three months ended September 30, 2013 and 2012 was $112,000.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $25,835,000 as of September 30, 2013.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,343,000 as of September 30, 2013.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of September 30, 2013. As of September 30, 2013, the interest rate was 5.75% and the outstanding balance was $1,059,000.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2013, the Company’s material financial obligations which also including interest payments.

		9 months	Year	Year	Year	Year
	Total	2014	2015	2016	2017	2018	Thereafter
Mortgage notes payable	$46,696,000	$772,000	$1,080,000	$41,507,000	$72,000	$76,000	$3,189,000
Other notes payable	1,367,000	1,163,000	62,000	45,000	51,000	46,000	-
Interest	6,172,000	2,024,000	2,587,000	689,000	167,000	156,000	549,000
Total	$54,235,000	$3,959,000	$3,729,000	$42,241,000	$290,000	$278,000	$3,738,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2013. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for a summary of the critical accounting policies.

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2013	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 8, 2013	by	/s/ Michael G. Zybala
Michael G. Zybala, Vice President and Secretary

Date: November 8, 2013	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

