Form 10-Q
period 2014-09-30
SANTA FE FINANCIAL CORP
filed 2014-11-14
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of October 3, 2014 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Investment in hotel, net	$38,504,000	$37,883,000
Investment in real estate, net	4,965,000	4,981,000
Investment in marketable securities	3,996,000	4,931,000
Other investments, net	8,174,000	8,210,000
Cash and cash equivalents	1,837,000	1,139,000
Restricted cash - redemption	20,551,000	16,163,000
Restricted cash - mortgage impounds	846,000	944,000
Accounts receivable - hotel, net	2,347,000	1,964,000
Other assets, net	4,538,000	4,858,000
Deferred tax asset	7,428,000	7,246,000

Total assets	$93,186,000	$88,319,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$13,528,000	$16,893,000
Redemption payable	20,551,000	16,163,000
Due to securities broker	-	998,000
Obligations for securities sold	1,177,000	102,000
Other notes payable	4,642,000	282,000
Mortgage notes payable - real estate	3,457,000	3,472,000
Mortgage notes payable - hotel	117,000,000	117,000,000

Total liabilities	160,355,000	154,910,000

Commitments and contingencies
Shareholders' deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(50,788,000)	(50,259,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(42,797,000)	(42,268,000)
Noncontrolling interest	(24,372,000)	(24,323,000)
Total shareholders' deficit	(67,169,000)	(66,591,000)

Total liabilities and shareholders' deficit	$93,186,000	$88,319,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2014	2013

Revenues:
Hotel	$14,830,000	$13,305,000
Real estate	166,000	147,000
Total revenues	14,996,000	13,452,000

Costs and operating expenses:
Hotel operating expenses	(11,838,000)	(9,532,000)
Real estate operating expenses	(60,000)	(143,000)
Depreciation and amortization expense	(681,000)	(640,000)
General and administrative expense	(276,000)	(245,000)

Total costs and operating expenses	(12,855,000)	(10,560,000)

Income from operations	2,141,000	2,892,000

Other income (expense):
Interest expense - mortgages	(2,049,000)	(661,000)
Net (loss) gain on marketable securities	(696,000)	134,000
Net unrealized loss on other investments	(36,000)	-
Dividend and interest income	6,000	5,000
Trading and margin interest expense	(126,000)	(131,000)

Other expense, net	(2,901,000)	(653,000)

Income (loss) before income taxes	(760,000)	2,239,000
Income tax benefit (expense)	182,000	(471,000)

Net (loss) income	(578,000)	1,768,000
Less: Net loss (income) attributable to the noncontrolling interest	49,000	(1,417,000)

Net (loss) income attributable to Santa Fe	$(529,000)	$351,000

Basic and diluted net (loss) income per share attributable to Santa Fe	$(0.43)	$0.28

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2014	2013
Cash flows from operating activities:
Net (loss) income	$(578,000)	$1,768,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net unrealized loss (gain) on marketable securities	792,000	(245,000)
Unrealized loss on other investments	36,000	-
Depreciation and amortization	681,000	640,000
Changes in assets and liabilities:
Investment in marketable securities	143,000	(504,000)
Accounts receivable	(383,000)	(172,000)
Other assets	347,000	418,000
Accounts payable and other liabilities	(3,365,000)	(1,401,000)
Due to securities broker	(998,000)	(79,000)
Obligations for securities sold	1,075,000	729,000
Deferred tax asset	(182,000)	471,000
Net cash (used in) provided by operating activities	(2,432,000)	1,625,000

Cash flows from investing activities:
Payments for hotel and real estate investments	(1,313,000)	(520,000)
Net cash used in investing activities	(1,313,000)	(520,000)

Cash flows from financing activities:
Restriced cash - mortgage impounds	98,000	-
Proceeds from other notes payable	4,469,000	-
Payments on other notes payable	(109,000)	(228,000)
Payments on mortgage notes payable	(15,000)	(250,000)
Net cash provided by (used in) financing activities	4,443,000	(478,000)

Net increase in cash and cash equivalents:	698,000	627,000
Cash and cash equivalents at the beginning of the period	1,139,000	688,000
Cash and cash equivalents at the end of the period	$1,837,000	$1,315,000

Supplemental information:
Interest paid	$2,083,000	$711,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014. The June 30, 2014 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2014.

The results of operations for the three months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2015.

For the three months ended September 30, 2014 and 2013, the Company had no components of comprehensive income other than net income itself.

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

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower under certain indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating, The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

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

Basic income per share is calculated based upon the weighted average number of common shares outstanding during each respective period. During the three months ended September 30, 2014 and 2013, the Company did not have any potentially dilutive securities outstanding.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2014	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	24,760,000	(20,399,000)	4,361,000
Building and improvements	55,066,000	(22,819,000)	32,247,000
	$81,722,000	$(43,218,000)	$38,504,000

		Accumulated	Net Book
		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	23,306,000	(20,074,000)	3,232,000
Building and improvements	55,281,000	(22,526,000)	32,755,000
	$80,483,000	$(42,600,000)	$37,883,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	September 30, 2014	June 30, 2014
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,580,000	2,580,000
Accumulated depreciation	(1,018,000)	(1,002,000)
	3,992,000	4,008,000
Land held for development	973,000	973,000
Investment in real estate, net	$4,965,000	$4,981,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2014 and June 30, 2014, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of September 30, 2014
Corporate
Equities	$4,544,000	$426,000	$(974,000)	$(548,000)	$3,996,000

As of June 30, 2014
Corporate
Equities	$4,603,000	$1,250,000	$(922,000)	$328,000	$4,931,000

As of September 30, 2014 and June 30, 2014, the Company had $933,000 and $901,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30,	2014	2013
Realized gain (loss) on marketable securities	$96,000	$(111,000)
Unrealized (loss) gain on marketable securities	(792,000)	245,000

Net (loss) gain on marketable securities	$(696,000)	$134,000

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

Other investments, net consist of the following:

Type	September 30, 2014	June 30, 2014
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,025,000	1,025,000
Corporate debt and equity instruments, at cost	168,000	168,000
Other preferred stock, at cost	240,000	240,000
Warrants - at fair value	82,000	118,000
	$8,174,000	$8,210,000

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

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$82,000	$82,000
Investment in marketable securities:
Basic materials	1,900,000	-	-	1,900,000
Technology and telecommunications	1,040,000			1,040,000
Entertainment	457,000			457,000
Financial services	234,000	-	-	234,000
REITs and real estate companies	170,000	-	-	170,000
Other	195,000	-	-	195,000
	3,996,000	-	-	3,996,000
	$3,996,000	$-	$82,000	$4,078,000

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$118,000	$118,000
Investment in marketable securities:
Basic materials	2,657,000	-	-	2,657,000
Technology	479,000	-	-	479,000
Financial services	287,000	-	-	287,000
REITs and real estate companies	278,000	-	-	278,000
Other	1,230,000	-	-	1,230,000
	4,931,000	-	-	4,931,000
	$4,931,000	$-	$118,000	$5,049,000

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

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	September 30, 2014	ended September 30, 2014

Other non-marketable investments	$-	$-	$8,092,000	$8,092,000	$-

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended September 30, 2013

Other non-marketable investments	$-	$-	$8,092,000	$8,092,000	$-

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three months ended September 30, 2014 and 2013, respectively. Operating income for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$14,830,000	$166,000	$-	$-	$14,996,000
Segment operating expenses	(11,838,000)	(60,000)	-	(276,000)	(12,174,000)
Segment income (loss)	2,992,000	106,000	-	(276,000)	2,822,000
Interest expense	(2,024,000)	(25,000)	-	-	(2,049,000)
Depreciation and amortization expense	(666,000)	(15,000)	-	-	(681,000)
Income from investments	-	-	(852,000)	-	(852,000)
Income tax benefit	-	-	-	182,000	182,000
Net income (loss)	$302,000	$66,000	$(852,000)	$(94,000)	$(578,000)
Total assets	$38,504,000	$4,965,000	$12,170,000	$37,547,000	$93,186,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$13,305,000	$147,000	$-	$-	$13,452,000
Segment operating expenses	(9,532,000)	(143,000)	-	(245,000)	(9,920,000)
Segment income (loss)	3,773,000	4,000	-	(245,000)	3,532,000
Interest expense	(635,000)	(26,000)	-	-	(661,000)
Depreciation and amortization expense	(624,000)	(16,000)	-	-	(640,000)
Income from investments	-	-	8,000	-	8,000
Income tax expense	-	-	-	(471,000)	(471,000)
Net income (loss)	$2,514,000	$(38,000)	$8,000	$(716,000)	$1,768,000
Total assets	$37,491,000	$5,027,000	$13,887,000	$8,867,000	$65,272,000

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 19 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Certain shared costs and expenses primarily administrative expenses including rent and insurance, are allocated among the Company and its subsidiary, Portsmouth, and the Company’s parent, InterGroup, based on management’s estimate of the pro rata utilization of resources. For the three months ended September 30, 2014 and 2013, the Company and Portsmouth made payments to InterGroup of $36,000 for each respective period.

During the three months ended September 30, 2014 and 2013, the Company received management fees from Justice Investors totaling $140,000 and $112,000, respectively.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of September 30, 2014, $1,250,000 of these fees remain outstanding.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. The term of the Agreement is for a period of 15 years commencing on January 12, 2006, with an option to extend the license term for another five years, subject to certain conditions. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause. The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

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

Three months Ended September 30, 2014 Compared to Three months Ended September 30, 2013

The Company had a net loss of $578,000 for the three months ended September 30, 2014 compared to net income of $1,768,000 for the three months ended September 30, 2013. The change is primarily attributable to lower income from hotel operations as the result of the higher mortgage interest expense due to the higher mortgage balance and higher legal expenses associated with an ongoing legal matter related to the Justice partnership redemption and from losses on the Company’s marketable securities portfolio, partially offset by the continued improvement of Hotel revenues.

The Company had net income from hotel operations of $302,000 for the three months ended September 30, 2014, compared to net income of $2,514,000 for the three months ended September 30, 2013. The change in the net income as noted above was due to higher mortgage interest expense as the result of the higher mortgage balance and higher legal expenses. This is partially offset by the increase in revenues at the Hotel resulting from higher average room rates.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2014 and 2013.

For the three months ended September 30,	2014	2013
Hotel revenues:
Hotel rooms	$12,344,000	$11,054,000
Food and beverage	1,573,000	1,328,000
Garage	697,000	755,000
Other operating departments	216,000	168,000
Total hotel revenues	14,830,000	13,305,000
Operating expenses excluding interest, depreciation and amortization expenses	(11,838,000)	(9,532,000)
Operating income before interest, depreciation and amortization expenses	2,992,000	3,773,000
Interest expense	(2,024,000)	(635,000)
Depreciation and amortization expense	(666,000)	(624,000)

Net income from hotel operations	$302,000	$2,514,000

For the three months ended September 30, 2014, the Hotel generated operating income of $2,992,000 before interest and depreciation and amortization expenses on total revenues of $14,830,000 compared to income of $3,773,000 before interest and depreciation and amortization expenses on total operating revenues of $13,305,000 for the three months ended September 30, 2013. Room revenues increased by $1,290,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as the result of higher room rates as the result of two big San Francisco conventions. Food and beverage revenue increased by $245,000 as the result of higher banquet revenue volume.

Operating expenses increased by $2,306,000 compared to the prior period primarily due to legal fees, higher room occupancy and higher food and beverage related expenses, higher franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2014 and 2013.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$258	96%	$247
2013	$235	94%	$221

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $23 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, while occupancy percentages increase to 96% from 94%. As a result, the Hotel was able to achieve a RevPAR number that was $26 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. During fiscal 2014, we introduced significant product enhancements including “The Cloud” (technology lounge) dedicated to the HHonors top tier members, three new premium executive meeting rooms on the lobby level designed for top corporate meetings, major sports HD television events and one meeting room that is convertible into a Karaoke lounge. We have also upgraded our Team Members lounge and locker rooms and relocated our Sales Department to the lobby level to better access for hotel clients. In addition, a Wellness Center is nearing completion on the fifth floor and will feature a new spa and an expanded fitness center.  The hotel lobby is undergoing a comprehensive soft goods upgrade and will present a new level of style, comfort and arrival experience. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the hotel to Portsmouth Square. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Rental revenue from the Company’s real estate operations increased to $166,000 from $147,000 as the result of lower vacancy losses and increased rental rates while operating expenses also decreased to $60,000 from $143,000 as the result of lower repairs and maintenance related expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $696,000 for the three months ended September 30, 2014 compared to a net gain on marketable securities of $134,000 for the three months ended September 30, 2013. For the three months ended September 30, 2014, the Company had a net realized gain of $96,000 and a net unrealized loss of $792,000. For the three months ended September 30, 2013, the Company had a net realized loss of $111,000 and a net unrealized gain of $245,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit (expense) during the three months ended September 30, 2014 and 2013 represents primarily the income tax effect on the Portsmouth’s pretax (loss) income which includes its share in net income (loss) of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s income (loss) before income taxes has increased in the quarter ended September 30, 2014 due to the redemption and a larger ownership in Justice.

MARKETABLE SECURITIES

As of September 30, 2014 and June 30, 2014, the Company had investments in marketable equity securities of $3,996,000 and $4,931,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of September 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,900,000	47.5%
Technology and telecommunications	1,040,000	26.0%
Entertainment	457,000	11.4%
Financial services	234,000	5.9%
REITs and real estate companies	170,000	4.3%
Other	195,000	4.9%
	$3,996,000	100.0%

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,657,000	53.9%
Technology	479,000	9.7%
Financial services	287,000	5.8%
REITs and real estate companies	278,000	5.6%
Other	1,230,000	25.0%
	$4,931,000	100.0%

The Company’s investment in marketable securities portfolio is diversified with 17 different equity positions. The Company holds four equity securities that are individually more than 10% of the equity value of the portfolio. The largest security represents 47.5% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. . The Company also owns Comstock convertible preferred stock that is valued at $6,659,000 as of September 30, 2014 and June 30, 2014 and included in Other Investments.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended September 30,	2014	2013
Net (loss) gain on marketable securities	$(696,000)	$134,000
Net unrealized loss on other investments	(36,000)	-
Dividend and interest income	6,000	5,000
Margin interest expense	(34,000)	(50,000)
Trading and management expenses	(92,000)	(81,000)
	$(852,000)	$8,000

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, and general partner management fees and limited partnership distributions from Justice Investors. The Company also receives revenues generated from the investment of its cash and marketable securities, other investments and the ownership of real estate.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

To fund redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District. The mortgage loan initially bears an interest rate of 5.28% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 19 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Management believes that its cash, marketable securities, other investments, real estate operations and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2014, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage notes payable	$120,457,000	$49,000	$69,000	$744,000	$1,473,000	$1,552,000	$116,570,000
Redemption payable	20,551,000	20,551,000	-	-	-	-	-
Other notes payable	4,642,000	138,000	175,000	4,329,000	-	-	-
Interest	62,755,000	5,819,000	7,752,000	7,690,000	7,224,000	6,640,000	27,630,000
Total	$208,405,000	$26,557,000	$7,996,000	$12,763,000	$8,697,000	$8,192,000	$144,200,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2014. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for a summary of the critical accounting policies.

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

SANTA FE FINANCIAL CORPORATION (Registrant)

Date: November 14, 2014	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 14, 2014	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 18 -