Form 10-Q
period 2014-12-31
SANTA FE FINANCIAL CORP
filed 2015-02-11
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of January 30, 2015 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Investment in hotel, net	$39,299,000	$37,883,000
Investment in real estate, net	4,950,000	4,981,000
Investment in marketable securities	3,245,000	4,931,000
Other investments, net	8,182,000	8,210,000
Cash and cash equivalents	488,000	1,139,000
Restricted cash - redemption	1,605,000	16,163,000
Restricted cash - mortgage impounds	828,000	944,000
Accounts receivable - hotel, net	1,368,000	1,964,000
Other assets, net	5,365,000	4,858,000
Deferred tax asset	7,975,000	7,246,000

Total assets	$73,305,000	$88,319,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$13,597,000	$16,893,000
Redemption payable	1,605,000	16,163,000
Due to securities broker	573,000	998,000
Obligations for securities sold	312,000	102,000
Other notes payable	4,958,000	282,000
Mortgage notes payable - real estate	3,441,000	3,472,000
Mortgage notes payable - hotel	117,000,000	117,000,000

Total liabilities	141,486,000	154,910,000

Commitments and contingencies
Shareholders' deficit:
Common stock - par value $.10 per share; Authorized shares - 2,000,000; Shares issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(51,560,000)	(50,259,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(43,569,000)	(42,268,000)
Noncontrolling interest	(24,612,000)	(24,323,000)
Total shareholders' deficit	(68,181,000)	(66,591,000)

Total liabilities and shareholders' deficit	$73,305,000	$88,319,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2014	2013

Revenues:
Hotel	$14,044,000	$12,274,000
Real estate	151,000	159,000
Total revenues	14,195,000	12,433,000

Costs and operating expenses:
Hotel operating expenses	(12,033,000)	(9,493,000)
Hotel restructuring costs	-	(7,295,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Real estate operating expenses	(67,000)	(99,000)
Depreciation and amortization expense	(705,000)	(737,000)
General and administrative expense	(232,000)	(252,000)

Total costs and operating expenses	(13,037,000)	(18,960,000)

Income (loss) from operations	1,158,000	(6,527,000)

Other income (expense):
Interest expense - mortgage	(1,964,000)	(793,000)
Interest expense - occupancy tax	-	(328,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Net (loss) gain on marketable securities	(843,000)	166,000
Net unrealized gain (loss) on other investments	8,000	(4,000)
Dividend and interest income	250,000	251,000
Trading and margin interest expense	(117,000)	(117,000)

Other expense, net	(2,717,000)	(5,827,000)

Loss before income taxes	(1,559,000)	(12,354,000)
Income tax benefit	547,000	2,732,000

Net loss	(1,012,000)	(9,622,000)
Less: Net loss attributable to the noncontrolling interest	240,000	3,646,000

Net loss attributable to Santa Fe	$(772,000)	$(5,976,000)

Basic and diluted net loss per share attributable to Santa Fe	$(0.62)	$(4.81)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2014	2013

Revenues:
Hotel	$28,874,000	$25,579,000
Real estate	317,000	306,000
Total revenues	29,191,000	25,885,000

Costs and operating expenses:
Hotel operating expenses	(23,871,000)	(19,025,000)
Hotel restructuring costs	-	(7,295,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Real estate operating expenses	(127,000)	(242,000)
Depreciation and amortization expense	(1,386,000)	(1,377,000)
General and administrative expense	(508,000)	(497,000)

Total costs and operating expenses	(25,892,000)	(29,520,000)

Income (loss) from operations	3,299,000	(3,635,000)

Other income (expense):
Interest expense - mortgage	(4,013,000)	(1,454,000)
Interest expense - occupancy tax	-	(328,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Net (loss) gain on marketable securities	(1,539,000)	300,000
Net unrealized loss on other investments	(28,000)	(4,000)
Dividend and interest income	256,000	256,000
Trading and margin interest expense	(243,000)	(248,000)

Other expense, net	(5,618,000)	(6,480,000)

Loss before income taxes	(2,319,000)	(10,115,000)
Income tax benefit	729,000	2,261,000

Net loss	(1,590,000)	(7,854,000)
Less: Net loss attributable to the noncontrolling interest	289,000	2,229,000

Net loss attributable to Santa Fe	$(1,301,000)	$(5,625,000)

Basic and diluted net loss per share attributable to Santa Fe	$(1.05)	$(4.53)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31,	2014	2013
Cash flows from operating activities:
Net loss	$(1,590,000)	$(7,854,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized loss (gain) on marketable securities	1,639,000	(281,000)
Unrealized loss on other investments	28,000	4,000
Loss on extinguishment of debt	-	3,910,000
Loss on disposal of assets	51,000	1,092,000
Depreciation and amortization	1,386,000	1,377,000
Changes in assets and liabilities:
Investment in marketable securities	47,000	171,000
Accounts receivable	596,000	376,000
Other assets	(411,000)	(1,485,000)
Accounts payable and other liabilities	(3,297,000)	4,846,000
Due to securities broker	(425,000)	(328,000)
Obligations for securities sold	210,000	16,000
Deferred tax asset	(729,000)	(2,261,000)
Net cash used in operating activities	(2,495,000)	(417,000)

Cash flows from investing activities:
Payments for hotel and real estate investments	(2,917,000)	(1,592,000)
Net cash used in investing activities	(2,917,000)	(1,592,000)

Cash flows from financing activities:
Restricted cash - withdrawal of (payments to) mortgage impounds, net	116,000	(852,000)
Redemption payments, net	-	(64,152,000)
Proceeds from other notes payable, net	4,676,000	-
Borrowings from mortgage and subordinated notes payable	-	69,647,000
Payments on other notes payable	-	(864,000)
Payments on mortgage notes payable	(31,000)	-
Net cash provided by financing activities	4,761,000	3,779,000

Net (decrease) increase in cash and cash equivalents:	(651,000)	1,770,000
Cash and cash equivalents at the beginning of the period	1,139,000	688,000
Cash and cash equivalents at the end of the period	$488,000	$2,458,000

Supplemental information:
Interest paid	$4,071,000	$1,538,000

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

The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2015.

For the three and six months ended December 31, 2014 and 2013, the Company had no components of comprehensive income other than net income itself.

Santa Fe Financial Corporation, a Nevada corporation, (“Santa Fe” or the “Company”) owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 81.2%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.1% of the common stock of Portsmouth, a public company.

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

Basic income per share is calculated based upon the weighted average number of common shares outstanding during each respective period. During the three and six months ended December 31, 2014 and 2013, the Company did not have any potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update

("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

 NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2014	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	25,359,000	(20,852,000)	4,507,000
Building and improvements	56,025,000	(23,129,000)	32,896,000
	$83,280,000	$(43,981,000)	$39,299,000

		Accumulated	Net Book
		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	23,306,000	(20,074,000)	3,232,000
Building and improvements	55,281,000	(22,526,000)	32,755,000
	$80,483,000	$(42,600,000)	$37,883,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	December 31, 2014	June 30, 2014
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,580,000	2,580,000
Accumulated depreciation	(1,033,000)	(1,002,000)
	3,977,000	4,008,000
Land held for development	973,000	973,000
Investment in real estate, net	$4,950,000	$4,981,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2014 and June 30, 2014, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Value

As of December 31, 2014
Corporate
Equities	$4,575,000	$380,000	$(1,710,000)	$(1,330,000)	$3,245,000

As of June 30, 2014
Corporate
Equities	$4,603,000	$1,250,000	$(922,000)	$328,000	$4,931,000

As of December 31, 2014 and June 30, 2014, the Company had $1,047,000 and $901,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months ended December 31, 2014 and 2013, respectively.

For the three months ended December 31,	2014	2013
Realized gain on marketable securities	$4,000	$130,000
Unrealized (loss) gain on marketable securities	(847,000)	36,000

Net (loss) gain on marketable securities	$(843,000)	$166,000

For the six months ended December 31,	2014	2013
Realized gain on marketable securities	$100,000	$19,000
Unrealized (loss) gain on marketable securities	(1,639,000)	281,000

Net (loss) gain on marketable securities	$(1,539,000)	$300,000

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

Other investments, net consist of the following:

Type	December 31, 2014	June 30, 2014
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	1,025,000	1,025,000
Corporate debt and equity instruments, at cost	168,000	168,000
Other preferred stock, at cost	240,000	240,000
Warrants - at fair value	90,000	118,000
	$8,182,000	$8,210,000

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

The assets measured at fair value on a recurring basis are as follows:

As of December 31, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$90,000	$90,000
Investment in marketable securities:
Basic materials	1,902,000	-	-	1,902,000
Technology and telecommunications	458,000			458,000
Energy	309,000			309,000
Financial services	196,000	-	-	196,000
REITs and real estate companies	227,000	-	-	227,000
Other	153,000	-	-	153,000
	3,245,000	-	-	3,245,000
	$3,245,000	$-	$90,000	$3,335,000

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$118,000	$118,000
Investment in marketable securities:
Basic materials	2,657,000	-	-	2,657,000
Technology	479,000	-	-	479,000
Financial services	287,000	-	-	287,000
REITs and real estate companies	278,000	-	-	278,000
Other	1,230,000	-	-	1,230,000
	4,931,000	-	-	4,931,000
	$4,931,000	$-	$118,000	$5,049,000

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

					Net gain for the six months
Assets	Level 1	Level 2	Level 3	December 31, 2014	ended December 31, 2014

Other non-marketable investments	$-	$-	$8,092,000	$8,092,000	$-

					Net gain for the six months
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended December 31, 2013

Other non-marketable investments	$-	$-	$8,092,000	$8,092,000	$-

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three and six months ended December 31, 2014 and 2013, respectively. Operating income for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Operating income from investment transactions consist of net investment gain and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$14,044,000	$151,000	$-	$-	$14,195,000
Segment operating expenses	(12,033,000)	(67,000)	-	(232,000)	(12,332,000)
Segment income (loss)	2,011,000	84,000	-	(232,000)	1,863,000
Interest expense - mortgage	(1,939,000)	(25,000)	-	-	(1,964,000)
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Depreciation and amortization expense	(689,000)	(16,000)	-	-	(705,000)
Loss from investments	-	-	(702,000)	-	(702,000)
Income tax benefit	-	-	-	547,000	547,000
Net income (loss)	$(668,000)	$43,000	$(702,000)	$315,000	$(1,012,000)
Total assets	$47,726,000	$4,950,000	$11,427,000	$9,202,000	$73,305,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$12,274,000	$159,000	$-	$-	$12,433,000
Segment operating expenses	(17,872,000)	(99,000)	-	(252,000)	(18,223,000)
Segment loss	(5,598,000)	60,000	-	(252,000)	(5,790,000)
Interest expense - mortgage	(767,000)	(26,000)	-	-	(793,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(722,000)	(15,000)	-	-	(737,000)
Income from investments	-	-	296,000	-	296,000
Income tax benefit	-	-	-	2,732,000	2,732,000
Net income (loss)	$(12,417,000)	$19,000	$296,000	$2,480,000	$(9,622,000)
Total assets	$64,074,000	$5,011,000	$13,244,000	$5,990,000	$88,319,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$28,874,000	$317,000	$-	$-	$29,191,000
Segment operating expenses	(23,871,000)	(127,000)	-	(508,000)	(24,506,000)
Segment loss	5,003,000	190,000	-	(508,000)	4,685,000
Interest expense - mortgage	(3,963,000)	(50,000)	-	-	(4,013,000)
Interest expense - occupancy tax	-	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	-
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Depreciation and amortization expense	(1,355,000)	(31,000)	-	-	(1,386,000)
Income from investments	-	-	(1,554,000)	-	(1,554,000)
Income tax benefit	-	-	-	729,000	729,000
Net income (loss)	$(366,000)	$109,000	$(1,554,000)	$221,000	$(1,590,000)
Total assets	$47,726,000	$4,950,000	$11,427,000	$9,202,000	$73,305,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$25,579,000	$306,000	$-	$-	$25,885,000
Segment operating expenses	(27,404,000)	(242,000)	-	(497,000)	(28,143,000)
Segment loss	(1,825,000)	64,000	-	(497,000)	(2,258,000)
Interest expense - mortgage	(1,402,000)	(52,000)	-	-	(1,454,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(1,346,000)	(31,000)	-	-	(1,377,000)
Income from investments	-	-	304,000	-	304,000
Income tax benefit	-	-	-	2,261,000	2,261,000
Net income (loss)	$(9,903,000)	$(19,000)	$304,000	$1,764,000	$(7,854,000)
Total assets	$64,074,000	$5,011,000	$13,244,000	$5,990,000	$88,319,000

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

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company’s parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and six months ended December 31, 2014 and 2013, these expenses were approximately $36,000 and $72,000, for each respective period.

During the three months ended December 31, 2014 and 2013, the Company received management fees from Justice Investors totaling $140,000 and $108,000, respectively. During the six months ended December 31, 2014 and 2013, the Company received management fees from Justice Investors totaling $281,000 and $220,000, respectively.

These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of December 31, 2014, $1,250,000 of these fees remain payable.

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

Three months Ended December 31, 2014 Compared to Three months Ended December 31, 2013

The Company had a net loss of $1,012,000 for the three months ended December 31, 2014 compared to a net loss of $9,622,000 for the three months ended December 31, 2013. The change in the net loss is primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the quarter ended December 31, 2013, partially offset by the lower income from hotel operations due to the higher operating expenses, legal costs and mortgage interest expense in the current quarter. During the current quarter, the Company had a net loss from investing activity versus income in the comparable period.

The Company had net loss from hotel operations of $668,000 for the three months ended December 31, 2014, compared to a net loss of $12,417,000 for the three months ended December 31, 2013. The change in the net loss as noted above was primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the quarter ended December 31, 2013. Although revenues from the Hotel increased, the increase was offset by higher operating expenses which resulted in lower operating income before non-recurring charges and interest and depreciation and amortization for the current quarter.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2014 and 2013.

For the three months ended December 31,	2014	2013
Hotel revenues:
Hotel rooms	$10,916,000	$9,761,000
Food and beverage	2,073,000	1,568,000
Garage	721,000	744,000
Other operating departments	334,000	201,000
Total hotel revenues	14,044,000	12,274,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(12,033,000)	(9,493,000)
Operating income before non-recurring charges, interest and depreciation and amortization	2,011,000	2,781,000
Hotel restructuring costs	-	(7,295,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	2,011,000	(5,598,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Interest expense - mortgage	(1,939,000)	(767,000)
Interest expense - occupancy tax	-	(328,000)
Depreciation and amortization expense	(689,000)	(722,000)

Net loss from Hotel operations	$(668,000)	$(12,417,000)

For the three months ended December 31, 2014, the Hotel generated operating income of $2,011,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $14,044,000 compared to operating income of $2,781,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $12,274,000 for the three months ended December 31, 2013. Room revenues increased by $1,155,000 for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue increased by $505,000 as result of increase in group stays during the current period.

Operating expenses increased by $2,540,000 compared to the prior period primarily due to higher legal fees and higher operating expenses which include employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended December 31, 2014 and 2013.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$245	89%	$218
2013	$218	89%	$195

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $27 for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, while occupancy percentages remained consistent at 89%. As a result, the Hotel was able to achieve a RevPAR number that was $23 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In addition to the recent completion of “The Cloud” (technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. The lobby, the porte cochere and the second floor furniture have been modernized. The carpet flooring in the lobby has been replaced by oak wood creating an open and welcoming environment. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure. The fitness center has been expanded with state of the art equipment.

In order to further the client experience, the hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space. The third floor and the ballroom carpets will be replaced. The bathrooms in the Hotel rooms will be remodeled with modern shower amenities. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the hotel to Portsmouth Square. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Rental revenue from the Company’s real estate operations decreased to $151,000 from $159,000 as the result of higher vacancy losses while operating expenses also decreased to $67,000 from $99,000 as the result of lower repairs and maintenance related expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $843,000 for the three months ended December 31, 2014 compared to a net gain on marketable securities of $166,000 for the three months ended December 31, 2013. Approximately 77% of the $843,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 47.7% of the Company’s portfolio. For the three months ended December 31, 2014, the Company had a net realized gain of $4,000 and a net unrealized loss of $847,000. For the three months ended December 31, 2013, the Company had a net realized gain of $130,000 and a net unrealized gain of $36,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit during the three months ended December 31, 2014 and 2013 represents primarily the income tax effect on the Portsmouth’s pretax loss which includes its share in net income (loss) of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s income (loss) before income taxes has increased in the quarter ended December 31, 2014 due to the redemption and a larger ownership in Justice.

Six Months ended December 31, 2014 Compared to Six Months ended December 31, 2013

The Company had a net loss of $1,590,000 for the six months ended December 31, 2014 compared to a net loss of $7,854,000 for the six months ended December 31, 2013. The change in the net loss is primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the quarter ended December 31, 2013, partially offset by the lower income from hotel operations due to the higher operating expenses, legal costs and mortgage interest expense in the current period. During the current period, the Company had a net loss from investing activity versus income in the comparable period.

The Company had net loss from hotel operations of $366,000 for the six months ended December 31, 2014, compared to a net loss of $9,903,000 for the six months ended December 31, 2013. The change in the net loss as noted above was primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the quarter ended December 31, 2013. Although revenues from the Hotel increased, the increase was offset by higher operating expenses which resulted in lower operating income before non-recurring charges and interest and depreciation and amortization for the current quarter.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2014 and 2013.

For the six months ended December 31,	2014	2013
Hotel revenues:
Hotel rooms	$23,260,000	$20,815,000
Food and beverage	3,646,000	2,896,000
Garage	1,418,000	1,499,000
Other operating departments	550,000	369,000
Total hotel revenues	28,874,000	25,579,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(23,871,000)	(19,025,000)
Operating income before non-recurring charges, interest and depreciation and amortization	5,003,000	6,554,000
Hotel restructuring costs	-	(7,295,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	5,003,000	(1,825,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Interest expense - mortgage	(3,963,000)	(1,402,000)
Interest expense - occupancy tax	-	(328,000)
Depreciation and amortization expense	(1,355,000)	(1,346,000)

Net loss from Hotel operations	$(366,000)	$(9,903,000)

For the six months ended December 31, 2014, the Hotel generated operating income of $5,003,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $28,874,000 compared to operating income of $6,554,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $25,579,000 for the six months ended December 31, 2013. Room revenues increased by $2,445,000 for the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue increased by $750,000 as result of increase in group stays during the current period.

Operating expenses increased by $4,846,000 compared to the prior period primarily due to higher legal fees and higher operating expenses which include employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the six months ended December 31, 2014 and 2013.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$252	93%	$232
2013	$227	92%	$208

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $25 for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, while occupancy percentages increase to 93% from 92%. As a result, the Hotel was able to achieve a RevPAR number that was $24 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In addition to the recent completion of “The Cloud” (technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. The lobby, the porte cochere and the second floor furniture have been modernized. The carpet flooring in the lobby has been replaced by oak wood creating an open and welcoming environment. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure. The fitness center has been expanded with state of the art equipment.

In order to further the client experience, the hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space. The third floor and the ballroom carpets will be replaced. The bathrooms in the Hotel rooms will be remodeled with modern shower amenities. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the hotel to Portsmouth Square. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Rental revenue from the Company’s real estate operations remained consistent while operating expenses decreased to $127,000 from $242,000 as the result of lower repairs and maintenance related expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $1,539,000 for the six months ended December 31, 2014 compared to a net gain on marketable securities of $300,000 for the six months ended December 31, 2013. Approximately 87% of the $1,539,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 47.7% of the Company’s portfolio. For the six months ended December 31, 2014, the Company had a net realized gain of $100,000 and a net unrealized loss of $1,639,000. For the six months ended December 31, 2013, the Company had a net realized gain of $19,000 and a net unrealized gain of $281,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit during the six months ended December 31, 2014 and 2013 represents primarily the income tax effect on the Portsmouth’s pretax loss which includes its share in net income (loss) of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s loss before income taxes has increased in the period ended December 31, 2014 due to the redemption and a larger ownership in Justice.

MARKETABLE SECURITIES

As of December 31, 2014 and June 30, 2014, the Company had investments in marketable equity securities of $3,245,000 and $4,931,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of December 31, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,902,000	58.6%
Technology and telecommunications	458,000	14.1%
Energy	309,000	9.5%
Financial services	196,000	6.0%
REITs and real estate companies	227,000	7.0%
Other	153,000	4.8%
	$3,245,000	100.0%

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,657,000	53.9%
Technology	479,000	9.7%
Financial services	287,000	5.8%
REITs and real estate companies	278,000	5.6%
Other	1,230,000	25.0%
	$4,931,000	100.0%

The Company’s investment in marketable securities portfolio is diversified with 26 different equity positions as of December 31, 2014. The Company holds two equity securities that are individually more than 10% of the equity value of the portfolio. The largest security represents 47.7% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. The Company also owns Comstock convertible preferred stock that is valued at its cost basis of $6,659,000 as of December 31, 2014 and June 30, 2014 and included in Other Investments.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended December 31,	2014	2013
Net (loss) gain on marketable securities	$(843,000)	$166,000
Net unrealized gain (loss) on other investments	8,000	(4,000)
Dividend and interest income	250,000	251,000
Margin interest expense	(24,000)	(34,000)
Trading and management expenses	(93,000)	(83,000)
	$(702,000)	$296,000

For the six months ended December 31,	2014	2013
Net (loss) gain on marketable securities	$(1,539,000)	$300,000
Net unrealized loss on other investments	(28,000)	(4,000)
Dividend and interest income	256,000	256,000
Margin interest expense	(58,000)	(84,000)
Trading and management expenses	(185,000)	(164,000)
	$(1,554,000)	$304,000

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations and general partner management fees from Justice Investors. The Company also generates cash from the investment of its cash and marketable securities, other investments and the ownership of real estate.

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

Despite an uncertain economy, the Hotel has continued to generate strong revenue growth. While the debt service requirements related the new loans and the ongoing legal dispute with some of the former Justice partners may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2014, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage notes payable	$120,441,000	$33,000	$69,000	$744,000	$1,473,000	$1,552,000	$116,570,000
Redemption payable	1,605,000	1,605,000	-	-	-	-	-
Other notes payable	4,958,000	313,000	316,000	4,329,000	-	-	-
Interest	60,825,000	3,885,000	7,756,000	7,690,000	7,224,000	6,640,000	27,630,000
Total	$187,829,000	$5,836,000	$8,141,000	$12,763,000	$8,697,000	$8,192,000	$144,200,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2014. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for a summary of the critical accounting policies.

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

Santa Fe did not repurchase any of its own securities during the second quarter of its fiscal year ending June 30, 2015 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe’s common stock made by its parent company, The InterGroup Corporation, for its own account, during the second quarter of fiscal 2015. InterGroup can be considered an affiliated purchaser.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2015	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
October 1- October 31)	-	-	-	N/A

Month #2
November 1- November 30)	3,900	$18.52	-	N/A

Month #3
(December 1- December 31)	-	-	-	N/A

TOTAL:	3,900	$18.52	-	N/A

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	February 11, 2015	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	February 11, 2015	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

-24-