Form 10-K
period 2015-06-30
SANTA FE FINANCIAL CORP
filed 2015-09-04
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2014 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2014) was approximately $3,025,000.

The number of shares outstanding of registrant’s Common Stock, as of August 20, 2015 was 1,241,810

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

As of June 30, 2015, approximately 81.3% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2015, Santa Fe owned approximately 68.8% of the common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 13.1% of the common stock of Portsmouth.

The Company’s principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware limited liability Company, Justice Operating Company, LLC (“Operating”) , a Delaware limited liability Company, and Justice Mezzanine Company, LLC (“Mezzanine”) , a Delaware limited liability Company, owns a 543-room Hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the mezzanine borrower under certain indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. See Recent Business Developments – Limited Partnership Redemption and Restructuring. The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) . Justice also has entered into a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. The Owner and Manager desire to amend and restate the Existing Management Agreement to change the nature of the services provided by Manager and its compensation, among other things. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

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

RECENT BUSINESS DEVELOPMENTS

Limited Partnership Redemption and Restructuring

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created three subsidiaries: Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are each wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now controls approximately a 93% interest in Justice and is now the Partnership’s sole General Partner.

Pursuant to the Offer to Redeem, the Partnership accepted tenders, for cash, from Evon, and seventy-three of the Partnership’s limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the Offer to Redeem.

In addition, the Partnership accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure were given an option to designate property for Holdings to purchase within 12 months of December 18, 2013, and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provided for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure, respectively. During the years ended June 30, 2015 and 2014, a total of $16,163,000 and $2,928,000 was redeemed under the alternative redemption structure, respectively. As of June 30, 2015, all limited partner interests outstanding under the Offer had been redeemed.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Real Property Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”).

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

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room Hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Existing Franchise Holding LLC (the “Hilton”). Operating also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (Hilton) on November 24, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030.

Since the opening of the hotel in January 2006, the Partnership has paid monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue for the preceding calendar month. Total fees paid to Hilton for such services during fiscal 2015 and 2014 totaled $3.6 million and $4.1 million, respectively.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into a management agreement with Prism to manage and operate the Hotel as its agent. The original agreement was effective for a term of ten years, but was amended in January 2014 as described below. Under the original management agreement, the Partnership was required to pay Prism base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the applicable fiscal year exceeded the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% for the period ended January 31, 2014. Under the new management agreement, effective January 2014, the required base management fees were amended by the Partnership to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2015 and 2014 were $293,000 and $579,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the Hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the years ended June 30, 2015 and 2014, GMP was reimbursed $736,000 and $330,000, respectively, for the salaries, benefits, and local payroll taxes for four key employees. Base management fees and payroll related reimbursements paid to GMP during the years ended June 30, 2015 and 2014 were $1,078,000 and $519,000, respectively.

The management fees expensed for Prism and GMP during the years ended June 30, 2015 and 2014 were $1,370,000 and $1,098,000, respectively.

GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of the original Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace Parking would be calculated.

The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2015 and 2014. Base Management and incentive fees to Ace Parking amounted to $44,000 for each of the years ended June 30, 2015 and 2014.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third floor space of the Hotel commonly known as the Chinese Cultural Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease.

The Partnership and the Foundation entered into an amended lease that, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. This amendment allowed Justice to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publically traded investment funds, mortgage backed securities, securities issued by REIT’s and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company’s Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the respective National Securities Exchanges; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2015, the Company had other investments of $7,711,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2015, the Company had no obligations for securities sold (equities short).

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

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and Portsmouth and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and Portsmouth may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and Portsmouth, at risk in connection with investment decisions made on behalf of the Company.

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

San Francisco market is a very competitive market with high demand for guest rooms and meeting space. In the earlier part of fiscal 2015, the Hotel expanded its meeting space to approximately 22,000 square feet by converting the spa on the lobby level to three additional meeting rooms. This has given the Hotel additional flexibility to host bigger groups with break out needs. In addition to the brand new meeting rooms on the lobby level, the renovation of the 2nd floor and brand new carpet on the 3rd floor has enabled the Hotel to attract smaller high end corporate clients. The renovation and increase in meeting space has elevated the perception of clients in the market even though total space available is less than the comp set.

The Hotel’s highest priority is guest satisfaction, and that enhancing the guest experience differentiates the Hotel from its competition by building the most sustainable guest loyalty. In addition to the recent completion of “The Cloud” (a technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the Hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. The lobby, the porte cochere and the second floor furniture have been modernized. The carpet flooring in the lobby has been replaced by oak wood creating an open and welcoming environment. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure treatments. The fitness center has also been expanded with state of the art equipment.

In order to further the client experience, the Hotel plans to renovate the fourth floor meeting space which will help modernize and attract key clientele. Hotel guest rooms are also being remodeled over a period of three years with modern shower amenities and granite countertops. The Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. As the Hotel continues to take steps that further develop its ties with the local Chinese community and the city of San Francisco, the Hotel is also able to promote important new business ideas that represent good corporate citizenship.

With the high demand in guest rooms and the ADR(average daily rate) increasing, the Hotel’s strategies of obtaining group clients have been streamlined in order to ensure that length and pattern of stay benefits the Hotel overall. The Hotel is also focusing on high end clients with more banquets and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. The Hotel will also continue in our efforts to upgrade guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning food and beverage operations to profitability. During the last twelve months, the Hotel has seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, the Hotel will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and economic uncertainties.

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

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2014 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership’s first mortgage loan obtained in December 2013. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

EMPLOYEES

As of June 30, 2015, Santa Fe had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

As of June 30, 2015, the Partnership, through Operating, had approximately 312 employees. Approximately 79% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers).

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

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned indirectly by the Partnership through its indirect wholly-owned subsidiary, Operating. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away.  Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 543 well-appointed guest rooms and luxury suites situated on 22 floors.  The third floor houses the Chinese Culture Center and grand ballroom.  The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown.  The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

The Hotel is currently undergoing major guestroom renovations that will span over the next three years. The Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements and requirements.  In the opinion of management, the Hotel is adequately covered by insurance.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.28% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan based on a thirty year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only, payments are due monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2015 and 2014, the Partnership is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2.

LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2015, real estate property taxes were approximately $62,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. In November 2010, Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to InterGroup under the same terms. The intercompany loan balance of $725,000 to Santa Fe was eliminated in consolidation. The loan balance of $624,000 to Intergroup is included in other assets, net in the consolidated balance sheet. As of June 30, 2015, the outstanding mortgage balance was $3,029,000.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2015, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $381,000 at June 30, 2015 and the maturity date of the mortgage is September 2042 and is collateralized by the property. The interest rate is fixed at 4.25%.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. (“Century West”) to act as an agent of the Company to rent and manage both of the Company’s residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for a term of twelve months ending on July 31, 2006 and continues thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. For the years ended June 30, 2015 and 2014, management fees were $25,000 and $28,000, respectively. Effective September 1, 2015, the management of these two properties will be managed in-house by the Company.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2015, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 73% and 94%, respectively. The physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2015 for Woodland Village and Acanto was 94% and 94%, respectively.

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

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting an amount on the balance sheet in “Other assets, net” as it is currently under protest.

Several legal matters are pending relating to the redemption transaction described in Note 2. On December 18, 2013, a Real Property Transfer Tax of approximately $4.7 million was paid to the City and County of San Francisco (“CCSF”). CCSF required payment of the Transfer Tax as a condition to record the transfer of the Hotel land parcel from Investors to Operating, which was necessary to effect the Loan Agreements. While the Partnership contends the Transfer Tax that was assessed by CCSF was illegal and erroneous, the tax was paid, under protest, to facilitate the consummation of the redemption transaction, the Loan Agreements and the recording of related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund lawsuit against CCSF in San Francisco County Superior Court. No prediction can be made as to whether any portion of the tax will be refunded.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described above. On April 1, 2014, the defendants in the action removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/ and concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax described above. Defendants moved to compel arbitration on August 5, 2014, and the Superior Court denied that motion on September 23, 2014. Defendants have appealed the order denying the motion to compel arbitration. The parties have been engaged in settlement discussions, and have agreed to postpone activity in both the Superior Court and the Court of Appeal while they attempt settlement. To date, the courts have been amenable to continuing all pending dates. The parties have not yet reached a final settlement. No prediction can be given as to the ultimate outcome of this matter.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice against the Respondents and also seeks declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. The arbitration is pending before JAMS, Inc. in Los Angeles, but has been stayed pending conclusion of the action filed by Evon described above. No prediction can be given as to the outcome of this matter.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Holdings, and those partners who elected the alternative redemption structure. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice, with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. The Partnership filed a First Amended Complaint on October 31, 2014. Evon filed a cross-complaint on December 9, 2014, alleging fraudulent concealment and promissory fraud against the Partnership in connection with the redemption transaction. The Partnership demurred to the cross-complaint, and that demurrer is still pending in the Superior Court. The parties have been engaged in settlement discussions, and have agreed to postpone activity in this case while they attempt settlement. To date, the court has been amenable to continuing all pending dates. The parties have not yet reached a final settlement. No prediction can be given as to the outcome of this matter.

On March 20, 2015, the Partnership and Operating filed a case in the Supreme Court of the State of New York entitled Justice Investors and Justice Operating Company, LLC v. Hilton Franchise LLC (the “Action”). On June 26, 2015, Operating and Hilton entered into a Settlement Agreement and Release (the “Agreement”) to settle and release all claims arising out of or in connection with the Action. Under the terms of the Agreement, Hilton and Operating agreed to amend the existing License Agreement (described above) between the Partnership and Hilton by extending it for 15 years, and for Hilton to pay to Operating key money. Operating executed a self-exhausting, interest-free promissory note in favor of HLT Existing Franchise Holding LLC in the amount of the key money, which provides that the key money is to be amortized, on a straight-line basis, over the 15 year term of the amended, extended Franchise Agreement. Upon the Effective Date of the Agreement, Justice dismissed the Action.

The Partnership has not yet filed its 2014 federal and state partnership income tax returns. The outcome of the Declaratory Relief action pending in San Francisco Superior Court will likely impact the filing of the 2014 tax returns, and the Partnership is working to resolve these issues.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Santa Fe’s common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol: SFEF.OB The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Santa Fe’s common stock for each full quarterly period for the years ended June 30, 2015 and 2014. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2015	High	Low

First Quarter (7/ 1 to 9/30)	$19.00	$17.50
Second Quarter (10/1 to 12/31)	$18.16	$16.00
Third Quarter (1/1 to 3/31)	$18.25	$15.54
Fourth Quarter (4/1 to 6/30)	$25.00	$17.47

Fiscal 2014	High	Low

First Quarter (7/ 1 to 9/30)	$19.50	$16.41
Second Quarter (10/1 to 12/31)	$20.50	$16.41
Third Quarter (1/1 to 3/31)	$21.00	$18.66
Fourth Quarter (4/1 to 6/30)	$21.25	$19.00

As of June 30, 2015, the number of holders of record of the Company’s Common Stock was approximately 170. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2015 and does not have any publicly announced repurchase program.

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

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) . The Partnership entered into a Franchise License agreement with the HLT Franchise Holding LLC (Hilton) on December 10, 2004. The term of the License agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the franchise agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015 and are included in accounts receivable at June 30, 2015.

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

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

The Company had a net loss of $3,063,000 for the year ended June 30, 2015 compared to a net loss of $7,027,000 for the year ended June 30, 2014. The decrease in the net loss is primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the year ended June 30, 2014, partially offset by higher mortgage interest expense and losses from the Company’s investment activities during the current year.

The Company had net loss from Hotel operations of $840,000 for the year ended June 30, 2015 compared to net loss of $10,563,000 for the year ended June 30, 2014. The decrease in the net loss as noted above was primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the year ended June 30, 2014. Although revenues from the Hotel increased during the current period, the increase was offset by higher operating expenses, mortgage interest expense and legal expense related to the current litigation.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2015 and 2014.

For the year ended June 30,	2015	2014
Hotel revenues:
Hotel rooms	$45,351,000	$41,502,000
Food and beverage	7,577,000	5,862,000
Garage	2,802,000	2,893,000
Other operating departments	1,081,000	706,000
Total hotel revenues	56,811,000	50,963,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(47,016,000)	(40,805,000)
Operating income before non-recurring charges, interest and depreciation and amortization	9,795,000	10,158,000
Hotel restructuring costs	-	(6,681,000)
Hotel occupancy tax - penalty fees	-	(1,278,000)
Income before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	9,795,000	2,199,000
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(47,000)	(1,092,000)
Interest expense - mortgage	(7,787,000)	(4,960,000)
Interest expense - occupancy tax	-	(328,000)
Depreciation and amortization expense	(2,801,000)	(2,472,000)

Net loss from Hotel operations	$(840,000)	$(10,563,000)

For the year ended June 30, 2015, the Hotel generated operating income of $9,795,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $56,811,000 compared to operating income of $10,158,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $50,963,000 for the year ended June 30, 2014. Room revenues increased by $3,849,000 for the year ended June 30, 2015 compared to the year ended June 30, 2014 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue increased by $1,715,000 as result of increase in group stays during the current year.

Operating expenses increased by $6,211,000 compared to the prior year primarily due to higher legal fees and higher operating expenses which include employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel. Legal expenses increased as the result of the current litigation.

Mortgage interest increased as the result of having one full year of interest expense on the new mortgage loans versus only six months. The increase is also due to the $4,250,000 related party loan obtained in July 2014.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2015 and 2014.

For the Year	Average	Average
Ended June 30,	Daily Rate	Occupancy %	RevPAR

2015	$246	93%	$229
2014	$229	92%	$209

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $17 for the year ended June 30, 2015 compared to the year ended June 30, 2014, while occupancy percentages increased to 93% from 92%. As a result, the Hotel was able to achieve a RevPAR number that was $20 higher than the prior year.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In addition to the recent completion of “The Cloud” (technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the Hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. The lobby, the porte cochere and the second floor furniture have been modernized. The carpet flooring in the lobby has been replaced by oak wood creating an open and welcoming environment. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure treatments. The fitness center has also been expanded with state of the art equipment.

In order to further the client experience, the Hotel plans to renovate the fourth floor meeting space which will help modernize and attract key clientele.  Additionally, we have installed new carpet on the third floor including the ballroom. Guestrooms are also being remodeled with modern shower amenities and granite countertops that will span over the next three years. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. As we continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, we are also able to promote important new business ideas that represent good corporate citizenship.

With the high demand in guest rooms and the ADR increasing, the Hotel’s strategies of obtaining group clients have been streamlined in order to ensure that length and pattern of stay benefits the Hotel overall. The Hotel is also focusing on high end clients with more banquet and meeting room requirements. Moving forward, we will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We will also continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters.

Rental revenue from the Company’s real estate operations remained consistent while operating expenses decreased to $287,000 from $382,000 as the result of lower repairs and maintenance related expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $2,009,000 for the year ended June 30, 2015 compared to a net gain on marketable securities of $333,000 for the year ended June 30, 2014. Approximately $1,608,000 of the $2,009,000 net loss is related to the Company’s investment in the common stock of Comstock Mining Inc. Such investments represent approximately 70% of the Company’s portfolio. For the year ended June 30, 2015, the Company had a net realized loss of $625,000 and a net unrealized loss of $1,384,000. For the year ended June 30, 2014, the Company had a net realized gain of $283,000 and a net unrealized gain of $50,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2015 and 2014, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $432,000 and $63,000, respectively.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit during the year ended June 30, 2015 and 2014 represents primarily the income tax effect on the Portsmouth’s pretax loss which includes its share in net loss of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2015 and 2014, the Company had investments in marketable equity securities of $1,955,000 and $4,931,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities
Basic materials	$1,392,000	71.2%
Financial services	196,000	10.0%
REITs and real estate companies	125,000	6.4%
Industrial goods	102,000	5.2%
Other	140,000	7.2%
	$1,955,000	100.0%

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities
Basic materials	$2,657,000	53.9%
Technology	479,000	9.7%
Financial services	287,000	5.8%
REITs and real estate companies	278,000	5.6%
Other	1,230,000	25.0%
	$4,931,000	100.0%

The Company’s investment portfolio is diversified with 13 different equity positions. The Company has one equity security that is more than 10% of the equity value of the portfolio. This security represents 70% of the portfolio at June 30, 2015 and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The Company also holds a $6,659,000 investment in Comstock Series A-1 Convertible Preferred Stock which is carried at cost and included in Other investments, net. On August 27, 2015, all of such preferred stock was converted into common stock of Comstock.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2015	2014
Net (loss) gain on marketable securities	$(2,009,000)	$333,000
Net unrealized (loss) gain on other investments	(116,000)	104,000
Impairment loss on other investments	(432,000)	(63,000)
Dividend and interest income	522,000	539,000
Margin interest expense	(103,000)	(130,000)
Trading expenses	(375,000)	(380,000)
	$(2,513,000)	$403,000

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations and general partner management fees (“the Partnership”). The Company also receives revenues generated from the investment of its cash and marketable securities, other investments and the ownership of real estate.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the interest in Justice and is now its sole General Partner.

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2 of the Company’s consolidated financial statements.

Despite an uncertain economy, the Hotel has continued to generate strong revenue growth. While the debt service requirements related the new loans and the ongoing legal dispute with some of the former Justice partners, may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$120,410,000	$68,000	$744,000	$1,473,000	$1,552,000	$1,636,000	$114,937,000
Related party and other notes payable	9,155,000	518,000	4,723,000	408,000	362,000	361,000	2,783,000
Interest	50,626,000	7,767,000	7,440,000	6,714,000	6,130,000	5,599,000	16,976,000
Total	$180,191,000	$8,353,000	$12,907,000	$8,595,000	$8,044,000	$7,596,000	$134,696,000

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

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation and its subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Financial Corporation and its subsidiaries as of June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
September 4, 2015

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2015	2014

ASSETS
Investment in Hotel, net	$39,938,000	$37,883,000
Investment in real estate, net	4,972,000	4,981,000
Investment in marketable securities	1,955,000	4,931,000
Other investments, net	7,711,000	8,210,000
Cash and cash equivalents	1,146,000	1,139,000
Restricted cash - redemption	-	16,163,000
Restricted cash - mortgage impounds	656,000	944,000
Accounts receivable - Hotel, net	6,791,000	1,964,000
Other assets, net	4,366,000	4,858,000
Deferred tax assets	8,351,000	7,246,000

Total assets	$75,886,000	$88,319,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$15,975,000	$16,893,000
Redemption payable	-	16,163,000
Due to securities broker	-	998,000
Obligations for securities sold	-	102,000
Relatd party and other notes payable	9,155,000	282,000
Mortgage notes payable - real estate	3,410,000	3,472,000
Mortgage notes payable - Hotel	117,000,000	117,000,000

Total liabilities	145,540,000	154,910,000

Commitments and contingencies
Shareholders' deficit:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(52,746,000)	(50,259,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(44,755,000)	(42,268,000)
Noncontrolling interest	(24,899,000)	(24,323,000)
Total shareholders' deficit	(69,654,000)	(66,591,000)

Total liabilities and shareholders' deficit	$75,886,000	$88,319,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2015	2014

Revenues:
Hotel	$56,811,000	$50,963,000
Real estate	618,000	633,000
Total revenues	57,429,000	51,596,000

Costs and operating expenses:
Hotel operating expenses	(47,016,000)	(40,805,000)
Hotel restructuring costs	-	(6,681,000)
Hotel occupancy tax - penalty fees	-	(1,278,000)
Real estate operating expenses	(287,000)	(382,000)
Depreciation and amortization expense	(2,863,000)	(2,534,000)
General and administrative expense	(961,000)	(954,000)

Total costs and operating expenses	(51,127,000)	(52,634,000)

Income (loss) from operations	6,302,000	(1,038,000)

Other income (expense):
Interest expense - mortgage	(7,886,000)	(5,062,000)
Interest expense - occupancy tax	-	(328,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(47,000)	(1,092,000)
Net (loss) gain on marketable securities	(2,009,000)	333,000
Net unrealized (loss) gain on other investments	(116,000)	104,000
Impairment loss on other investments	(432,000)	(63,000)
Dividend and interest income	522,000	539,000
Trading and margin interest expense	(478,000)	(510,000)

Net other expense	(10,446,000)	(9,989,000)

Loss before income taxes	(4,144,000)	(11,027,000)
Income tax benefit	1,081,000	4,000,000

Net loss	(3,063,000)	(7,027,000)
Less: Net loss attributable to the noncontrolling interest	576,000	1,928,000

Net loss attributable to Santa Fe	$(2,487,000)	$(5,099,000)

Basic and diluted loss per share attributable to Santa Fe	$(2.00)	$(4.11)

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

				Retained		Total
	Common Stock		Additional	Earnings		Santa Fe		Total
			Paid-in	(Accumulated	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit)	Stock	Equity (Deficit)	Interest	Equity (Deficit)

Balance at July 1, 2013	1,339,638	$134,000	$8,808,000	$(205,000)	$(951,000)	$7,786,000	$(3,198,000)	$4,588,000

Net loss	-	-	-	(5,099,000)	-	(5,099,000)	(1,928,000)	(7,027,000)

Redemption of limited partnership interests	-	-	-	(65,298,000)	-	(65,298,000)	1,146,000	(64,152,000)

Allocation of accumulated deficit of Justice to noncontrolling interest relating to the redemption of limited parthership interests	-	-	-	20,343,000	-	20,343,000	(20,343,000)	-

Balance at June 30, 2014	1,339,638	134,000	8,808,000	(50,259,000)	(951,000)	(42,268,000)	(24,323,000)	(66,591,000)

Net loss	-	-	-	(2,487,000)	-	(2,487,000)	(576,000)	(3,063,000)

Balance at June 30, 2015	1,339,638	$134,000	$8,808,000	$(52,746,000)	$(951,000)	$(44,755,000)	$(24,899,000)	$(69,654,000)

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2015	2014
Cash flows from operating activities:
Net loss	$(3,063,000)	$(7,027,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss (gain) on marketable securities	1,384,000	(50,000)
Unrealized loss (gain) on other investments	116,000	(104,000)
Impairment loss on other investments	432,000	63,000
Loss on extinguishment of debt	-	3,910,000
Loss on disposal of assets	47,000	1,092,000
Depreciation and amortization	2,739,000	2,534,000
Changes in assets and liabilities:
Investment in marketable securities	1,592,000	324,000
Accounts receivable - hotel, net	(597,000)	(7,000)
Other assets, net	683,000	(1,890,000)
Accounts payable and other liabilities	(918,000)	7,049,000
Due to securities broker	(998,000)	166,000
Obligations for securities sold	(102,000)	(826,000)
Deferred tax asset	(1,105,000)	(4,053,000)
Net cash provided by operating activities	210,000	1,181,000

Cash flows from investing activities:
Hotel and real estate investments	(5,023,000)	(3,699,000)
Other investments, net	(49,000)	(236,000)
Net cash used in investing activities	(5,072,000)	(3,935,000)

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	117,000,000
Proceeds (payments) of mortgage and other notes payable	4,643,000	(48,698,000)
Restricted cash provided (used) for redemption and mortgage impounds	16,389,000	(17,108,000)
Distributions and redemption to noncontrolling interest	(16,163,000)	(47,989,000)
Net cash provided by financing activities	4,869,000	3,205,000

Net increase in cash and cash equivalents:	7,000	451,000
Cash and cash equivalents at beginning of year	1,139,000	688,000
Cash and cash equivalents at end of year	$1,146,000	$1,139,000

Supplemental information:
Income tax paid	$84,000	$27,000
Interest paid	$7,989,000	$5,192,000

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

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the interest in Justice and is the sole general partner.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room Hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower under certain indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) . Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2015 and 2014.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2015 and 2014.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain convertible preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2015 and 2014, the Company recorded impairment losses related to other investments of $432,000 and $63,000, respectively. As of June 30, 2015 and 2014, the allowance for impairment losses was $3,368,000 and $2,936,000, respectively.

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, customer advance deposits and other liabilities.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $459,000 and $434,000 for the years ended June 30, 2015 and 2014, respectively.

Basic and Diluted (Loss) Income per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2015 and 2014, the Company did not have any potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We are in the process of evaluating this guidance.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)(“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for periods beginning after December 15, 2014. Early application is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact ASU 2014-08 but believes that this ASU will not have a significant impact on its Consolidated Financial Statements as it relates primarily as to how items are presented in the financial statements. We are in the process of evaluating this guidance and we have no plan to discontinue use of any significant assets.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements — Going Concern ("ASU 2014-15"). The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, the Company does not plan to early adopt. The Company does not believe that this standard will have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standard Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11") which requires entities to measure most inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual and interim periods beginning after December 15, 2016. Though permitted, the Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's consolidated financial statements.

NOTE 2 - JUSTICE INVESTORS

Justice Investors, a California limited partnership (“Justice” or the “Partnership”), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of the Hotel (described below) and related facilities. The Partnership has one general partner, Portsmouth Square, Inc., a California corporation (“Portsmouth”) and approximately 24 voting limited partners, including Portsmouth.

Effective December 1, 2008, Portsmouth and Evon Corporation, a California corporation (“Evon”), as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership agreement (the “Amendment”) that provided for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of managing general partner and Evon continued on as the co-general partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also amended and restated the Limited Partnership agreement of the Company in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008.” The Amendment did not result in any material modifications of the rights or obligations of the general and limited partners. The Amendment also provides that future amendments to the limited partnership agreement would be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners is required to remove a general partner pursuant to the Amendment.

Concurrent with the Amendment, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreements for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice were entitled to receive an amount equal to 1.5% of the gross annual revenues of the partnership (as defined in the Amendment), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. The Compensation Agreement set the minimum annual compensation of the general partners at a of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base was be payable in equal fifty percent (50%) shares to Portsmouth and Evon. As described below, the Compensation Agreement was amended upon the completion of the Offer to Redeem on December 18, 2013.

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created three subsidiaries: Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are each wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now controls approximately a 93% interest in Justice and is now the Partnership’s sole General Partner.

Pursuant to the Offer to Redeem, the Partnership accepted tenders, for cash, from Evon, and seventy-three of the Partnership’s limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the Offer to Redeem.

In addition, the Partnership accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure were given an option to designate property for Holdings to purchase within 12 months of December 18, 2013, and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provided for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure, respectively. During the years ended June 30, 2015 and 2014, a total of $16,163,000 and $2,928,000 was redeemed under the alternative redemption structure, respectively. As of June 30, 2015, all limited partner interests outstanding under the Offer had been redeemed.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Real Property Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”).

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

As of June 30, 2015 and 2014, the Partnership had an accumulated deficit. That accumulated deficit is primarily attributable to the redemption of certain limited partners, effective December 18, 2013. The Partnership utilized the book value method to record the redemption of the limited partners. Under book value (bonus) method the remaining partners continue the existing partnership, recording no changes to the book values of the partnership’s assets and liabilities. As a result, any revaluation of the existing partnership’s assets or liabilities that might be undertaken is solely to determine the settlement price to the outgoing partner. The partner’s withdrawal from the partnership is recorded by adjusting the remaining partners’ capital accounts with the amount of the bonus, which is allocated according to their income sharing ratio. The amount of adjustment is equal to the difference between the settlement price paid to the withdrawing partner and the book value of his share of total partnership capital at the time he withdraws. Justice Partner’s capital was reduced by approximately $64.1 million for the redemption during the year ended June 30, 2014.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	25,958,000	(21,605,000)	4,353,000
Building and improvements	57,494,000	(23,805,000)	33,689,000
	$85,348,000	$(45,410,000)	$39,938,000

		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	23,306,000	(20,074,000)	3,232,000
Building and improvements	55,281,000	(22,526,000)	32,755,000
	$80,483,000	$(42,600,000)	$37,883,000

In December 2013, Justice determined to substantially demolish the Hotel’s ground-level Spa (with the exception of the ceilings and certain mechanical systems) to build out additional meeting rooms, a technology lounge and re-locate Hotel offices in Fiscal 2014. Justice recorded a loss of approximately $738,000 as a disposal of assets on the closure of the Hotel’s Spa on the lobby level.

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and a 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. As of June 30, 2015 and 2014, investment in real estate included the following:

33

	2015	2014
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,634,000	2,580,000
Accumulated depreciation	(1,065,000)	(1,002,000)
	3,999,000	4,008,000
Land held for development	973,000	973,000
Investment in real estate, net	$4,972,000	$4,981,000

Depreciation expense for the years ended June 30, 2015 and 2014 was $62,000 and $63,000, respectively.

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

At June 30, 2015 and 2014, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized (Loss) Gain	Value

As of June 30, 2015
Corporate
Equities	$3,016,000	$368,000	$(1,429,000)	$(1,061,000)	$1,955,000

As of June 30, 2014
Corporate
Equities	$4,603,000	$1,250,000	$(922,000)	$328,000	$4,931,000

As of June 30, 2015 and 2014, the Company had $1,420,000 and $901,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2015 and 2014, respectively.

For the year ended June 30,	2015	2014
Realized (loss) gain on marketable securities	$(625,000)	$283,000
Unrealized (loss) gain on marketable securities	(1,384,000)	50,000

Net (loss) gain on marketable securities	$(2,009,000)	$333,000

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

Other investments, net consist of the following:

Type	June 30, 2015	June 30, 2014
Preferred stock - Comstock, at cost	$6,659,000	$6,659,000
Private equity hedge fund, at cost	777,000	1,025,000
Corporate debt and equity instruments, at cost	-	168,000
Other preferred stock	223,000	240,000
Warrants - at fair value	52,000	118,000
	$7,711,000	$8,210,000

As of June 30, 2015, the Company had $6,659,000 (6,659 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock.

On August 27, 2015, all of such preferred stock was converted into common stock of Comstock.

As of June 30, 2015 and 2014, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $267,000 and $257,000, respectively, as of June 30, 2015 and 2014 and a fair value of $52,000 and $118,000, respectively, as of June 30, 2015 and 2014. During the years ended June 30, 2015 and 2014, the Company had an unrealized loss of $66,000 and an unrealized gain of $104,000, respectively, related to these warrants.

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$52,000	$52,000
Investment in marketable securities:
Basic materials	1,392,000	-	-	1,392,000
Financial services	196,000	-	-	196,000
Industrial goods	102,000	-	-	102,000
REITs and real estate companies	125,000	-	-	125,000
Other	140,000	-	-	140,000
	1,955,000	-	-	1,955,000
	$1,955,000	$-	$52,000	$2,007,000

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$118,000	$118,000
Investment in marketable securities:
Basic materials	2,657,000	-	-	2,657,000
Technology	479,000	-	-	479,000
Financial services	287,000	-	-	287,000
REITs and real estate companies	278,000	-	-	278,000
Other	1,230,000	-	-	1,230,000
	4,931,000	-	-	4,931,000
	$4,931,000	$-	$118,000	$5,049,000

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

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2015	ended June 30, 2015

Other non-marketable investments	$-	$-	$7,659,000	$7,659,000	$(432,000)

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended June 30, 2014

Other non-marketable investments	$-	$-	$8,092,000	$8,092,000	$(63,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2015	2014
Inventory - Hotel	$256,000	$653,000
Prepaid expenses	781,000	1,120,000
Occupancy tax deposit - Hotel	1,061,000	1,061,000
Note receivable - related party	624,000	634,000
Miscellaneous assets, net	1,644,000	1,390,000

Total other assets	$4,366,000	$4,858,000

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other assets, net” as it is currently under protest.

Amortization expense of loan fees and franchise costs for the years ended June 30, 2015 and 2014 was $131,000 and $88,000, respectively.

NOTE 9 – RELATED PARTY AND OTHER NOTES PAYABLE

The Company has various notes payable and financing obligations outstanding at June 30, 2015 and 2014 totaling $313,000 and $282,000, respectively. The notes bear interest at market rates and require monthly principal payments through May 2017 when the obligations will be fully repaid.

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month until maturity in July 2016. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2.

The balance of other notes payable at June 30, 2015 relates to an obligation to Hilton(franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. For the year ended June 30, 2015, the note was reduced by approximately $158,000 and treated as a reduction of royalty expense.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.28% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan based on a thirty year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only, payments are due monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2015 and 2014, the Partnership is in compliance with both requirements.

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

Each mortgage note payable is secured by its respective land and building. As of June 30, 2015 and 2014, the Company had the following mortgages:

June 30, 2015	June 30, 2014	Interest Rate	Origination Date	Maturity Date
$97,000,000	$97,000,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 9.75%	December 18, 2013	January 1, 2024

117,000,000	117,000,000	Total mortgage notes payable - hotel

3,029,000	3,084,000	Fixed 4.85%	November 4, 2010	December 1, 2020
381,000	388,000	Fixed 4.25%	September 1, 2012	September 1, 2042

$3,410,000	$3,472,000	Total mortgage notes payable - real estate

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2016	$268,000
2017	861,000
2018	1,473,000
2019	1,552,000
2020	1,636,000
Thereafter	114,933,000
$120,723,000

NOTE 11 – GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of the original Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace Parking would be calculated.

The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2015 and 2014. Base Management and incentive fees to Ace Parking amounted to $44,000 for each of the years ended June 30, 2015 and 2014.

NOTE 12 – MANAGEMENT AGREEMENTS

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The original agreement was effective for a term of ten years, but was amended in January 2014 as provided in the agreement. Under the original management agreement, the Partnership was required to pay the base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the fiscal year exceeded the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% for the period ended January 31, 2014. Under the new management agreement, effective January 2014, the required base management fees per the original agreement were amended by the Partnership to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2015 and 2014 were $293,000 and $579,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the years ended June 30, 2015 and 2014, GMP was reimbursed $736,000 and $330,000, respectively, for the salaries, benefits, and local payroll taxes for four key employees. Base management fees and payroll related reimbursements paid to GMP during the years ended June 30, 2015 and 2014 were $1,078,000 and $519,000, respectively.

The management fees expensed for Prism and GMP during the years ended June 30, 2015 and 2014 were $1,370,000 and $1,098,000, respectively.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2015, approximately 70% of accounts receivable is related to the amended franchise agreement. Travel agents and airlines made up 19%, or $1,278,000, and 50%, or $915,000, of accounts receivable at June 30, 2015 and 2014, respectively. The Hotel had two customers that accounted for 17%, or $1,182,000, of accounts receivable at June 30, 2015. The Hotel had two customers who accounted for 65%, or $1,203,000, of accounts receivable at June 30, 2014.

The Partnership maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax expense consists of the following:

For the years ended June 30,	2015	2014
Federal
Current tax expense	$(13,000)	$(39,000)
Deferred tax benefit (expense)	878,000	3,061,000
	865,000	3,022,000
State
Current tax expense	(11,000)	(14,000)
Deferred tax benefit	227,000	992,000
	216,000	978,000

Total income tax benefit	$1,081,000	$4,000,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2015	2014

Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.4%	6.0%
Noncontrolling interest	-1.9%	-3.2%
Valuation allowance	-12.4%	-1.4%
Other	1.0%	1.0%
	26.1%	36.4%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets
Net operating loss carryforward	$12,039,000	$8,689,000
Investment reserve	1,747,000	1,565,000
Basis difference in Justice	(377,000)	1,621,000
Capital loss carryforward	624,000	624,000
Depreciation and amortization	211,000	206,000
Wash sales	297,000	297,000
Constructive sales	18,000	18,000
Accrued vacation	7,000	19,000
Valuation allowance	(2,335,000)	(1,847,000)
	12,231,000	11,192,000
Deferred tax liabilities
Unrealized gains on marketable securities	(2,252,000)	(2,421,000)
Deferred gains on real estate sale	(913,000)	(913,000)
State taxes	(715,000)	(612,000)
	(3,880,000)	(3,946,000)
Net deferred tax assets	$8,351,000	$7,246,000

The deferred tax valuation allowance increased by $488,000 and $152,000, respectively, during the years ended June 30, 2015 and 2014.

As of June 30, 2015, the Company had federal and state operating loss carryforwards of $29,038,000 and $24,478,000, respectively. These carryforwards expire in varying amounts through 2030.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2010 through 2014 tax years. State income tax returns are subject to examination for the 2009 through 2014 tax years.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. The Partnership has disputed certain tax assessments arising out of the restructuring of the Company in 2013. See Note 8, Other Assets, Net and Note 17, Commitments and Contingencies – Legal Matters. With the exception of those matters, as of June 30, 2015, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable. As of June 30, 2015, tax years beginning in fiscal 2010 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reporting segments for the year ended June 30, 2015 and 2014, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Segment (loss) income from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$56,811,000	$618,000	$-	$-	$57,429,000
Segment operating expenses	(47,016,000)	(287,000)	-	(961,000)	(48,264,000)
Segment income (loss)	9,795,000	331,000	-	(961,000)	9,165,000
Interest expense - mortgage	(7,787,000)	(99,000)	-	-	(7,886,000)
Loss on disposal of assets	(47,000)		-	-	(47,000)
Depreciation and amortization expense	(2,801,000)	(62,000)	-	-	(2,863,000)
Loss from investments	-	-	(2,513,000)	-	(2,513,000)
Income tax benefit	-	-	-	1,081,000	1,081,000
Net income (loss)	$(840,000)	$170,000	$(2,513,000)	$120,000	$(3,063,000)
Total assets	$48,289,000	$4,972,000	$9,666,000	$12,959,000	$75,886,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$50,963,000	$633,000	$-	$-	$51,596,000
Segment operating expenses	(48,764,000)	(382,000)	-	(954,000)	(50,100,000)
Segment income (loss)	2,199,000	251,000	-	(954,000)	1,496,000
Interest expense - mortgage	(4,960,000)	(102,000)	-	-	(5,062,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(2,472,000)	(62,000)	-	-	(2,534,000)
Income from investments	-	-	403,000	-	403,000
Income tax benefit	-	-	-	4,000,000	4,000,000
Net income (loss)	$(10,563,000)	$87,000	$403,000	$3,046,000	$(7,027,000)
Total assets	$37,883,000	$4,981,000	$13,141,000	$32,314,000	$88,319,000

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Other Notes Payable, on July 2, 2014, the Partnership obtained from the Intergroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2015, $1,200,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. During the year ended June 30, 2014, the general partners were paid a total of $591,000, which is included in “General and administrative” expense in the statements of operations and partners’ accumulated deficit. The total amount paid represents the minimum base compensation of $285,000 plus $306,000, calculated at one and one-half percent of Hotel revenue. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. During each of the years ended June 30, 2015 and 2014, total compensation paid to Portsmouth under the new and previous agreements was $565,000 and $473,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2015 and 2014, these expenses were approximately $144,000 for each respective year.

As of June 30, 2015, the Company has a note receivable from Intergroup in the amount of $624,000. The interest rate on the note is fixed at 4.85% and the note matures in December 2020. See Note 8 – Other Assets, Net.

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

In fiscal year ended June 30, 2004, the disinterested members of the Boards of Directors of the Company and its subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2015 and 2014.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the HLT Franchise Holding LLC (Hilton) (Hilton) on December 10, 2004. The term of the License agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the franchise agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015 and are included in accounts receivable at June 30, 2015.

Since the opening of the Hotel in January 2006, the Partnership has paid monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue for the preceding calendar month. Total fees paid to Hilton for such services during fiscal 2015 and 2014 totaled $3.6 million and $4.1 million, respectively.

Employees

As of June 30, 2015, the Partnership, through Operating, had approximately 312 employees. Approximately 79% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers).

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

Legal Matters

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other assets, net” as it is currently under protest.

Several legal matters are pending relating to the redemption transaction described in Note 2. On December 18, 2013, a Real Property Transfer Tax of approximately $4.7 million was paid to the City and County of San Francisco (“CCSF”). CCSF required payment of the Transfer Tax as a condition to record the transfer of the Hotel land parcel from Investors to Operating, which was necessary to effect the Loan Agreements. While the Partnership contends the Transfer Tax that was assessed by CCSF was illegal and erroneous, the tax was paid, under protest, to facilitate the consummation of the redemption transaction, the Loan Agreements and the recording of related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund lawsuit against CCSF in San Francisco County Superior Court. No prediction can be made as to whether any portion of the tax will be refunded.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described above. On April 1, 2014, the defendants in the action removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/ and concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax described above. Defendants moved to compel arbitration on August 5, 2014, and the Superior Court denied that motion on September 23, 2014. Defendants have appealed the order denying the motion to compel arbitration. The parties have been engaged in settlement discussions, and have agreed to postpone activity in both the Superior Court and the Court of Appeal while they attempt settlement. To date, the courts have been amenable to continuing all pending dates. The parties have not yet reached a final settlement. No prediction can be given as to the ultimate outcome of this matter.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice against the Respondents and also seeks declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. The arbitration is pending before JAMS, Inc. in Los Angeles, but has been stayed pending conclusion of the action filed by Evon described above. No prediction can be given as to the outcome of this matter.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Holdings, and those partners who elected the alternative redemption structure. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. The Partnership filed a First Amended Complaint on October 31, 2014. Evon filed a cross-complaint on December 9, 2014, alleging fraudulent concealment and promissory fraud against the Partnership in connection with the redemption transaction. The Partnership demurred to the cross-complaint, and that demurrer is still pending in the Superior Court. The parties have been engaged in settlement discussions, and have agreed to postpone activity in this case while they attempt settlement. To date, the court has been amenable to continuing all pending dates. The parties have not yet reached a final settlement. No prediction can be given as to the outcome of this matter.

On March 20, 2015, the Partnership and Operating filed a case in the Supreme Court of the State of New York entitled Justice Investors and Justice Operating Company, LLC v. Hilton Franchise LLC (the “Action”). On June 26, 2015, the Partnership and Hilton Franchise Holding LLC, a Delaware limited liability company, successor-by-merger to Hilton Franchise LLC, a Delaware limited liability company (“Hilton”) entered into a Settlement Agreement and Release (the “Agreement”) to settle and release all claims arising out of or in connection with the Action. Under the terms of the Agreement, Hilton and Justice agreed to amend the existing License Agreement (described above) between the Partnership and Hilton by extending it for 15 years, and for Hilton to pay to Justice key money. Operating executed a self-exhausting, interest-free promissory note in favor of HLT Existing Franchise Holding LLC in the amount of the key money, which provides that the key money is to be amortized, on a straight-line basis, over the 15 year term of the amended, extended Franchise Agreement. Upon the Effective Date of the Agreement, Justice dismissed the Action.

The Partnership has not yet filed its 2014 federal and state partnership income tax returns. The outcome of the Declaratory Relief action pending in San Francisco Superior Court will likely impact the filing of the 2014 tax returns, and the Partnership is working to resolve these issues.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the “Plan”) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $61,000 and $53,000 during the years ended June 30, 2015 and 2014, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 19 – SUBSEQUENT EVENTS

As of June 30, 2015, the Company had $6,659,000 (6,659 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock.

On August 27, 2015, all of such preferred stock was converted into common stock of Comstock.

The Company has evaluated all events occurring subsequent to June 30, 2015 and concluded that no additional subsequent events has occurred outside the normal course of business operations that require disclosure.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013 COSO Framework). Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None to report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2015:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President and Chief Executive Officer (1)	68	Fiscal 2015 Annual Meeting

John C. Love	Director (1)(2)	75	Fiscal 2015 Annual Meeting

William J. Nance	Director(1)(2)	71	Fiscal 2015 Annual Meeting

Other Executive Officers:

Clyde W. Tinnen	Secretary	42	N/A

David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	41	N/A

(1) Member of Securities Investment Committee

(2) Member of Audit Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first elected to the Board in May of 1995 and currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having been appointed as such in April 1996. Mr. Winfield is also the Chairman of the Board, President and Chief Executive Officer of the Company's subsidiary, Portsmouth, having held those positions since May of 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of The InterGroup Corporation (“InterGroup”), a public company, and has held those positions since 1987. Mr. Winfield also serves as Chairman of the Board of Comstock Mining, Inc. (NYSE MKT: LODE), a public company in which he was elected a Director on June 23, 2011. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

John C. Love -- Mr. Love was appointed a Director of the Company on March 5, 1998. Mr. Love is an international hospitality and tourism consultant. He is a retired partner in the national CPA and consulting firm of Pannell Kerr Forster and, for the last 30 years, a lecturer in hospitality industry management control systems and competition & strategy at Golden Gate University and San Francisco State University. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation. Mr. Love is also a Director of Portsmouth, having first been appointed in March 1998 and a Director of InterGroup, having first been appointed in January 1998. Mr. Love’s extensive experience as a CPA and in the hospitality industry, including teaching at the university level for the last 30 years in management control systems, and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

William J. Nance -- Mr. Nance was first elected to the Board in May of 1996. Mr. Nance is also a director of Portsmouth. Mr. Nance is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of multi-family and commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he was a Senior Accountant specializing in the area of REITS and restructuring of real estate companies, mergers and acquisitions, and all phases of real estate development and financing. Mr. Nance is also Director of InterGroup, and has held such position since 1984. Mr. Nance also serves as a director of Comstock Mining, Inc. Mr. Nance’s extensive experience as a CPA and in numerous phases of the real estate industry, his business and management experience gained in running his own businesses, his service as a director and audit committee member for other public companies and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

Clyde W. Tinnen – Mr. Tinnen was appointed as Secretary of the Company on December 14, 2014. Mr. Tinnen also serves as Secretary of InterGroup and Santa Fe, having been appointed to those positions on December 14, 2014. Mr. Tinnen is a corporate partner at the law firm of Withers Bergman LLP.  Prior to joining Withers Bergman LLP in April 2015, Mr. Tinnen was a  corporate partner at Kelley Drye & Warren LLP, where he was employed from January 2010 to March 2015, after previously working as a corporate associate with the law firm of Cravath, Swaine & Moore LLP from September 2006 to December 2009.

David T. Nguyen – Mr. Nguyen was appointed as Treasurer of the Company on February 27, 2003. Mr. Nguyen also serves as Treasurer of InterGroup and Portsmouth, having been appointed to those positions on February 26, 2003 and February 27, 2003, respectively. Mr. Nguyen is a Certified Public Accountant and from 1995 to 1999, was employed by PricewaterhouseCoopers LLP where he was a Senior Accountant specializing in real estate. Mr. Nguyen has also served as the Company's Controller from 1999 to December 2001 and from December 2002 to present.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2015 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two competed fiscal years ended June 30, 2015 and 2014. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2015	$392,000	(1)	-	$43,000	(2)	$435,000	(1)
Chairman; President	2014	$329,500	(1)	-	$143,000	(2)(4)	$472,500	(1)
and Chief Executive Officer

David T. Nguyen	2015	$118,000		$12,000	-		$130,000	(3)
Treasurer and Controller	2014	$98,000		-	-		$98,000	(3)
(Principal Financial Officer)

(1) Includes salary and director’s fees received from the Company’s subsidiary, Portsmouth, in the amounts of $289,000 and $282,000 for the fiscal years ended June 30, 2015 and 2014, respectively and directors fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe’s parent corporation, InterGroup, of $485,000 and $318,000 for the fiscal years ended June 30, 2015 and 2014, respectively.

(2) During fiscal 2015 and 2014, the Company and Portsmouth also paid combined annual premiums of $43,000, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. Portsmouth’s share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary and bonus paid by Portsmouth in the amount of $65,000 and $49,000 for fiscal years ended June 30, 2015 and 2014, respectively. Does not include $132,000 and $98,000 paid by Santa Fe’s parent company, InterGroup, for fiscal years 2015 and 2014, respectively.

(4) In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash. Mr. Winfield was paid $100,00 in fiscal 2014.

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

In fiscal year ended June 30, 2004, the disinterested members of the Boards of Directors of the Company and its subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2015 and 2014.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2015 and 2014, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2015.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation	Total

John C. Love	$58,000	(1)	-	$58,000

William J. Nance	$58,000	(1)	-	$58,000

John V. Winfield(2)	-		-	-

(1) Mr. Love and Mr. Nance also serve as directors of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $42,000 in special Hotel committee fees paid to Mr. Love and Mr. Nance by Portsmouth related to the oversight of its Hotel asset.

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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2015 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 20, 2015, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership (1)		Percent of Class (2)

The InterGroup Corporation	1,009,277		81.3%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

John V. Winfield	49,400		4.0%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

The InterGroup Corporation and	1,058,677	(3)	85.3%
John V. Winfield as a group

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of August 20, 2015 plus any securities that the person has a right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 62.9% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Security Ownership of Management.

The following table sets forth, as of August 20, 2015, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,058,677	(3)	85.3%

John C. Love	0	(4)	-

William J. Nance	0	(4)	-

Michael G. Zybala	0		-

David T. Nguyen	0		-

All Directors and Executive
Officers as a Group (5 persons)	1,058,677		85.3%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of August 20, 2015 plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 1,009,277 shares of Common Stock. As the President, Chairman of the Board and a 62.9% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) John C. Love is a 0.8% shareholder of InterGroup as well as a Director thereof. William J. Nance is also a Director of InterGroup and a 2.3% shareholder.

Security Ownership of Management in Subsidiary

As of August 20, 2015, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 94,927 shares are owned by Santa Fe’s parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 81.9% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth’s shares.

Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of August 20, 2015, Santa Fe and InterGroup owned 81.9% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 85.3% of the voting stock of Santa Fe. All of the Company’s Directors serve as directors of InterGroup and all three of the Company’s Directors serve on the Board of Portsmouth.

As of June 30, 2015, the Company has a note receivable from Intergroup in the amount of $624,000. The interest rate on the note is fixed at 4.85% and the note matures in December 2020.

As discussed in Note 9 – Related Party and Other Notes Payable, on July 2, 2014, the Partnership obtained from the Intergroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000 due in July 2016.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2015, $1,200,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. During the year ended June 30, 2014, the general partners were paid a total of $591,000, which is included in “General and administrative” expense in the statements of operations and partners’ accumulated deficit. The total amount paid represents the minimum base compensation of $285,000 plus $306,000, calculated at one and one-half percent of Hotel revenue. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. During each of the years ended June 30, 2015 and 2014, total compensation paid to Portsmouth under the new and previous agreements was $565,000 and $473,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management’s estimate of the pro rata utilization of resources. During each of the fiscal years ended June 30, 2015 and 2014, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield. During fiscal years 2015 and 2014, the Company paid annual premiums of $26,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2015 and 2014, Portsmouth also paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2015 and 2014 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2015	2014

Audit fees	$173,000	$158,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

TOTAL:	$173,000	$158,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 20 through 44:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2015 and 2014

Consolidated Statements of Operations for years ended June 30, 2015 and 2014

Consolidated Statements of Shareholders’ Equity (Deficit) for years ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for years ended June 30, 2015 and 2014

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation (Restated Articles of Incorporation, dated August 12, 1997, are incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

3.(ii)	Bylaws (as amended February 15, 2000) incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 29, 2000).

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws)*

10.	Material Contracts:

10.1	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.2	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.4	Management Agreement, dated February 2, 2012, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: September 4, 2015	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 4, 2015	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 4, 2015
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 4, 2015
David T. Nguyen

/s/ John C. Love	Director	September 4, 2015
John C. Love

/s/ William J. Nance	Director	September 4, 2015
William J. Nance

