Form 10-Q
period 2016-03-31
SANTA FE FINANCIAL CORP
filed 2016-05-13
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

    ☐ Yes    ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 22, 2016 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Investment in Hotel, net	$41,050,000	$39,938,000
Investment in real estate, net	5,042,000	4,972,000
Investment in marketable securities	5,899,000	1,955,000
Other investments, net	663,000	7,711,000
Cash and cash equivalents	5,303,000	1,146,000
Restricted cash - mortgage impounds	474,000	656,000
Accounts receivable - Hotel, net	2,909,000	6,791,000
Other assets, net	3,400,000	4,366,000
Deferred tax asset	11,103,000	8,351,000

Total assets	$75,843,000	$75,886,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$17,217,000	$15,975,000
Due to broker	43,000	-
Obligations for securities sold	37,000	-
Other notes payable	14,212,000	9,155,000
Mortgage notes payable - real estate	3,360,000	3,410,000
Mortgage notes payable - Hotel	117,000,000	117,000,000

Total liabilities	151,869,000	145,540,000

Commitments and contingencies
Shareholders' deficit:
Common stock - par value $0.10 per share;
Authorized shares - 2,000,000;
Shares issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(57,320,000)	(52,746,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(49,329,000)	(44,755,000)
Noncontrolling interest	(26,697,000)	(24,899,000)
Total shareholders' deficit	(76,026,000)	(69,654,000)

Total liabilities and shareholders' deficit	$75,843,000	$75,886,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31,	2016	2015

Revenues:
Hotel	$14,481,000	$13,983,000
Real estate	102,000	158,000
Total revenues	14,583,000	14,141,000

Costs and operating expenses:
Hotel operating expenses	(11,831,000)	(11,997,000)
Hotel restructuring costs	(5,236,000)	-
Real estate operating expenses	(20,000)	(92,000)
Depreciation and amortization expense	(777,000)	(734,000)
General and administrative expense	(254,000)	(240,000)

Total costs and operating expenses	(18,118,000)	(13,063,000)

Income (loss) from operations	(3,535,000)	1,078,000

Other income (expense):
Interest expense - mortgage	(1,944,000)	(1,938,000)
Net loss on marketable securities	(208,000)	(411,000)
Net unrealized loss on other investments	-	(36,000)
Impairment loss on other investments	(158,000)	(248,000)
Dividend and interest income	6,000	1,000
Trading and margin interest expense	(51,000)	(116,000)

Other expense, net	(2,355,000)	(2,748,000)

Loss before income taxes	(5,890,000)	(1,670,000)
Income tax benefit	1,970,000	503,000

Net loss	(3,920,000)	(1,167,000)
Less: Net loss attributable to the noncontrolling interest	1,395,000	258,000

Net loss attributable to Santa Fe	$(2,525,000)	$(909,000)

Basic and diluted net loss per share attributable to Santa Fe	$(2.03)	$(0.73)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the nine months ended March 31,	2016	2015

Revenues:
Hotel	$43,332,000	$42,857,000
Real estate	334,000	475,000
Total revenues	43,666,000	43,332,000

Costs and operating expenses:
Hotel operating expenses	(34,993,000)	(35,868,000)
Hotel restructuring costs	(5,236,000)
Real estate operating expenses	(125,000)	(219,000)
Depreciation and amortization expense	(2,288,000)	(2,120,000)
General and administrative expense	(796,000)	(748,000)

Total costs and operating expenses	(43,438,000)	(38,955,000)

Income from operations	228,000	4,377,000

Other income (expense):
Interest expense - mortgage	(5,874,000)	(5,951,000)
Loss on disposal of assets	(30,000)	(51,000)
Net loss on marketable securities	(2,873,000)	(1,950,000)
Net unrealized loss on other investments	(63,000)	(64,000)
Impairment loss on other investments	(312,000)	(248,000)
Dividend and interest income	8,000	257,000
Trading and margin interest expense	(158,000)	(359,000)

Other expense, net	(9,302,000)	(8,366,000)

Loss before income taxes	(9,074,000)	(3,989,000)
Income tax benefit	2,752,000	1,232,000

Net loss	(6,322,000)	(2,757,000)
Less: Net loss attributable to the noncontrolling interest	1,748,000	547,000

Net loss attributable to Santa Fe	$(4,574,000)	$(2,210,000)

Basic and diluted net loss per share attributable to Santa Fe	$(3.68)	$(1.78)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31,	2016	2015
Cash flows from operating activities:
Net loss	$(6,322,000)	$(2,757,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized loss on marketable securities	2,987,000	1,975,000
Unrealized loss on other investments	63,000	64,000
Impairment loss on other investments	312,000	248,000
Loss on disposal of assets	30,000	51,000
Depreciation and amortization	2,288,000	2,120,000
Changes in assets and liabilities:
Investment in marketable securities	(258,000)	195,000
Accounts receivable	3,882,000	301,000
Other assets	1,093,000	(182,000)
Accounts payable and other liabilities	1,242,000	(1,234,000)
Due to securities broker	43,000	(126,000)
Obligations for securities sold	37,000	(102,000)
Deferred tax asset	(2,752,000)	(1,232,000)
Net cash provided by (used in) operating activities	2,645,000	(679,000)

Cash flows from investing activities:
Payments for hotel and real estate investments	(3,627,000)	(4,081,000)
Payments for other investments	-	(50,000)
Net cash used in investing activities	(3,627,000)	(4,131,000)

Cash flows from financing activities:

Restricted cash - withdrawal of mortgage impounds, net	182,000	340,000
Net increase in mortgage and other notes payable, net	5,007,000	4,462,000
Redemption payment to noncontrolling interest	(50,000)	-
Net cash provided by financing activities	5,139,000	4,802,000

Net increase (decrease) in cash and cash equivalents:	4,157,000	(8,000)
Cash and cash equivalents at the beginning of the period	1,146,000	1,139,000
Cash and cash equivalents at the end of the period	$5,303,000	$1,131,000

Supplemental information:
Interest paid	$5,906,000	$6,032,000

Non-cash transaction:
Conversion of other investments to marketable securities	$6,659,000	$-

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

The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016.

For the three and nine months ended March 31, 2016 and 2015, the Company had no components of comprehensive income other than net income itself.

Santa Fe Financial Corporation, a Nevada corporation, (“Santa Fe” or the “Company”) owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 81.7%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.3% of the common stock of Portsmouth, a public company.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room Hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower under certain indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) . Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and a related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

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

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each respective period. During the three and nine months ended March 31, 2016 and 2015, the Company did not have any potentially dilutive securities outstanding.

Settlement of Evon Litigation

On February 13, 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Company, Justice Investors (“Justice” or the “Partnership"), a subsidiary of the Company, and a limited partner and related party of Justice asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax related to a redemption of partnership interests in the Partnership previously reported by the Company (the "Redemption"). On April 1, 2014, the defendants in the action removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon alleged causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud and concealment against Justice, Portsmouth and a Justice limited partner and a related party.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Justice Holdings Company, LLC, a subsidiary of the Partnership (“Holdings”), and certain partners of the Partnership who elected an alternative redemption structure in the Partnership. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice, with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. The Partnership filed a First Amended Complaint on October 31, 2014.  Evon filed a cross-complaint on December 9, 2014, alleging fraudulent concealment and promissory fraud against the Partnership in connection with the redemption transaction.

On May 5, 2016, Justice Investors and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice Investors, a subsidiary of Portsmouth, will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as restructuring cost during the quarter ended March 31, 2016.  As of May 13, 2016, payments totaling approximately $2,600,000 were made related to this settlement.

Settlement of CCSF Litigation

During the quarter, the Company settled a legal matter that resulted in a benefit of approximately $389,000, this amount was recorded as a reduction of Hotel restructuring costs.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact on its consolidated financial statements.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2016	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	26,778,000	(22,729,000)	4,049,000
Building and improvements	59,821,000	(24,716,000)	35,105,000
	$88,495,000	$(47,445,000)	$41,050,000

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	25,958,000	(21,605,000)	4,353,000
Building and improvements	57,494,000	(23,805,000)	33,689,000
	$85,348,000	$(45,410,000)	$39,938,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	March 31, 2016	June 30, 2015
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,766,000	2,634,000
Accumulated depreciation	(1,127,000)	(1,065,000)
	4,069,000	3,999,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,042,000	$4,972,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2016 and June 30, 2015, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2016
Corporate
Equities	$9,940,000	$386,000	$(4,427,000)	$(4,041,000)	$5,899,000

As of June 30, 2015
Corporate
Equities	$3,016,000	$368,000	$(1,429,000)	$(1,061,000)	$1,955,000

As of March 31, 2016, approximately 86% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of March 31, 2016 and June 30, 2015, the Company had $1,774,000 and $1,420,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and nine months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31,	2016	2015
Realized gain (loss) on marketable securities	$137,000	$(75,000)
Unrealized loss on marketable securities	(345,000)	(336,000)

Net loss on marketable securities	$(208,000)	$(411,000)

For the nine months ended March 31,	2016	2015
Realized gain on marketable securities	$114,000	$25,000
Unrealized loss on marketable securities	(2,987,000)	(1,975,000)

Net loss on marketable securities	$(2,873,000)	$(1,950,000)

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

Other investments, net consist of the following:

Type	March 31, 2016	June 30, 2015
Preferred stock - Comstock, at cost	$-	$6,659,000
Private equity hedge fund, at cost	568,000	777,000
Other preferred stock, at cost	95,000	223,000
Warrants - at fair value	-	52,000
	$663,000	$7,711,000

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

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2016
Assets:	Level 1	Level 3	Total
Investment in marketable securities:
Basic materials	$5,060,000	$-	$5,060,000
Other	839,000	-	839,000
	$5,899,000	$-	$5,899,000

As of June 30, 2015
Assets:	Level 1	Level 3	Total
Other investments - warrants	$-	$52,000	$52,000
Investment in marketable securities:
Basic materials	1,392,000	-	1,392,000
Other	563,000	-	563,000
	1,955,000	-	1,955,000
	$1,955,000	$52,000	$2,007,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2016	ended March 31, 2016

Other non-marketable investments	$663,000	$663,000	$(312,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2015	ended March 31, 2015

Other non-marketable investments	$7,659,000	$7,659,000	$(248,000)

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three and nine months ended March 31, 2016 and 2015, respectively. Operating income for rental properties consist of rental income. Operating income from hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$14,481,000	$102,000	$-	$-	$14,583,000
Segment operating expenses	(17,067,000)	(20,000)	-	(254,000)	(17,341,000)
Segment income (loss)	(2,586,000)	82,000	-	(254,000)	(2,758,000)
Interest expense - mortgage	(1,921,000)	(23,000)	-	-	(1,944,000)
Depreciation and amortization expense	(755,000)	(22,000)	-	-	(777,000)
Loss from investments	-	-	(411,000)	-	(411,000)
Income tax benefit	-	-	-	1,970,000	1,970,000
Net income (loss)	$(5,262,000)	$37,000	$(411,000)	$1,716,000	$(3,920,000)
Total assets	$52,153,000	$5,042,000	$6,562,000	$12,086,000	$75,843,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$13,983,000	$158,000	$-	$-	$14,141,000
Segment operating expenses	(11,997,000)	(92,000)	-	(240,000)	(12,329,000)
Segment income (loss)	1,986,000	66,000	-	(240,000)	1,812,000
Interest expense - mortgage	(1,913,000)	(25,000)	-	-	(1,938,000)
Depreciation and amortization expense	(719,000)	(15,000)	-	-	(734,000)
Loss from investments	-	-	(810,000)	-	(810,000)
Income tax benefit	-	-	-	503,000	503,000
Net income (loss)	$(646,000)	$26,000	$(810,000)	$263,000	$(1,167,000)
Total assets	$48,175,000	$4,934,000	$10,709,000	$8,581,000	$72,399,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$43,332,000	$334,000	$-	$-	$43,666,000
Segment operating expenses	(40,229,000)	(125,000)	-	(796,000)	(41,150,000)
Segment income (loss)	3,103,000	209,000	-	(796,000)	2,516,000
Interest expense - mortgage	(5,803,000)	(71,000)	-	-	(5,874,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(2,226,000)	(62,000)	-	-	(2,288,000)
Loss from investments	-	-	(3,398,000)	-	(3,398,000)
Income tax benefit	-	-	-	2,752,000	2,752,000
Net income (loss)	$(4,956,000)	$76,000	$(3,398,000)	$1,956,000	$(6,322,000)
Total assets	$52,153,000	$5,042,000	$6,562,000	$12,086,000	$75,843,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$42,857,000	$475,000	$-	$-	$43,332,000
Segment operating expenses	(35,868,000)	(219,000)	-	(748,000)	(36,835,000)
Segment loss	6,989,000	256,000	-	(748,000)	6,497,000
Interest expense - mortgage	(5,876,000)	(75,000)	-	-	(5,951,000)
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Depreciation and amortization expense	(2,074,000)	(46,000)	-	-	(2,120,000)
Income from investments	-	-	(2,364,000)	-	(2,364,000)
Income tax benefit	-	-	-	1,232,000	1,232,000
Net income (loss)	$(1,012,000)	$135,000	$(2,364,000)	$484,000	$(2,757,000)
Total assets	$48,175,000	$4,934,000	$10,709,000	$8,581,000	$72,399,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, the Company’s parent, Santa Fe and InterGroup, the parent of Santa Fe, based on management's estimate of the pro rata utilization of resources. For the three and nine months ended March 31, 2016 and 2015, these expenses were approximately $36,000 and $108,000, for each respective period.

During the three months ended March 31, 2016 and 2015, the Company received management fees from Justice Investors totaling $141,000 and $138,000, respectively. During the nine months ended March 31, 2016 and 2015, the Company received management fees from Justice Investors totaling $441,000 and $419,000, respectively. These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of March 31, 2016, $400,000 of these fees remains outstanding.

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

Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and a related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

On May 5, 2016, Justice Investors and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice Investors, a subsidiary of Portsmouth, will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as restructuring cost during the quarter ended March 31, 2016.  As of May 13, 2016, payments totaling approximately $2,600,000 were made related to this settlement.

During the quarter, the Company settled a legal matter that resulted in a benefit of approximately $389,000, this amount was recorded as a reduction of Hotel restructuring costs.

Please see NOTE 1 of the condensed consolidated financial statements for further details on the two legal settlements.

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

Three months Ended March 31, 2016 Compared to Three months Ended March 31, 2015

The Company had a net loss of $3,920,000 for the three months ended March 31, 2016 compared to a net loss of $1,167,000 for the three months ended March 31, 2015. The increase in the net loss is primarily attributable to the Hotel related restructuring costs incurred during the quarter partially offset by the improvement in the Hotel operations.

The Company had a net loss from hotel operations of $5,262,000 for the three months ended March 31, 2016, compared to a net loss of $646,000 for the three months ended March 31, 2015 primarily as the result of Hotel restructuring costs of $5,236,000 related to the two legal settlements noted above. Hotel revenues increased during the current quarter while operating expenses remained relatively consistent.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2016 and 2015.

For the three months ended March 31,	2016	2015
Hotel revenues:
Hotel rooms	$11,764,000	$10,824,000
Food and beverage	1,739,000	2,164,000
Garage	666,000	699,000
Other operating departments	312,000	296,000
Total hotel revenues	14,481,000	13,983,000
Operating expenses excluding restructuring costs, depreciation and amortization	(11,831,000)	(11,997,000)
Hotel restructuring costs	(5,236,000)	-
Operating (loss) income before interest, depreciation and amortization	(2,586,000)	1,986,000
Interest expense - mortgage	(1,921,000)	(1,913,000)
Depreciation and amortization expense	(755,000)	(719,000)

Net loss from Hotel operations	$(5,262,000)	$(646,000)

For the three months ended March 31, 2016, the Hotel incurred an operating loss of $2,586,000 before interest, depreciation and amortization on total operating revenues of $14,481,000 compared to operating income of $1,986,000 before interest, depreciation and amortization on total operating revenues of $13,983,000 for the three months ended March 31, 2015.  Room revenues increased by $940,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as the result of the increase in the transient room rate and the new contract with Virgin Atlantic Airlines.  Food and beverage revenue decreased by $425,000 as the result of the Superbowl week and catering and banquet services from groups not materializing as anticipated.

Total operating expenses decreased by $166,000 this quarter as compared to the previous comparable quarter primarily due to a decrease in franchise fees. Franchise fees decreased as the result of the new Hilton franchise agreement.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$265	90%	$238
2015	$242	91%	$221

The Hotel’s revenues increased by 3.6% this quarter as compared to the previous comparable quarter. Average daily rate increased by $23 and RevPAR increased by $17 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program.  In order to make a large impact on guest experience, the hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The hotel will remodel guest room bathrooms with modern shower amenities and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors.  Finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important new business opportunities.

The Company had a net loss on marketable securities of $208,000 for the three months ended March 31, 2016 compared to a net loss on marketable securities of $411,000 for the three months ended March 31, 2015. The Company had an unrealized loss of $403,000 related to the Company’s investment in the common stock of Comstock Mining, Inc. during three months ended March 31, 2016. Such investments represent approximately 86% of the Company’s portfolio as of March 31, 2016. For the three months ended March 31, 2016, the Company had a net realized gain of $137,000 and a net unrealized loss of $345,000. For the three months ended March 31, 2015, the Company had a net realized loss of $75,000 and a net unrealized loss of $336,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended March 31, 2016 and 2015, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded an impairment loss of $158,000 in the current quarter as compared to an impairment loss of $248,000 in the prior year comparable quarter.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit during the three months ended March 31, 2016 and 2015 represents primarily the income tax effect on the Portsmouth’s pretax loss which includes its share in net income(loss) of the Hotel.

Nine months Ended March 31, 2016 Compared to Nine months Ended March 31, 2015

The Company had a net loss of $6,322,000 for the nine months ended March 31, 2016 compared to a net loss of $2,757,000 for the nine months ended March 31, 2015. The increase in the net loss is primarily attributable to the Hotel restructuring costs and the higher net loss on marketable securities as the result of the decrease in the market value of the Company’s holdings in common stock of Comstock Mining, Inc., partially offset by the improvement in the Hotel operations.

The Company had a net loss from hotel operations of $4,956,000 for the nine months ended March 31, 2016 compared to a net loss of $1,012,000 for the nine months ended March 31, 2015 primarily as the result of Hotel restructuring costs of $5,236,000 related to the two legal settlements noted above. Hotel revenues increased during the nine months ended March 31, 2016 while operating expenses also decreased during the same period.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2016 and 2015.

For the nine months ended March 31,	2016	2015
Hotel revenues:
Hotel rooms	$35,167,000	$34,084,000
Food and beverage	5,247,000	5,810,000
Garage	2,025,000	2,117,000
Other operating departments	893,000	846,000
Total hotel revenues	43,332,000	42,857,000
Operating expenses excluding restructuring costs, depreciation and amortization	(34,993,000)	(35,868,000)
Hotel restructuring costs	(5,236,000)	-
Operating income before loss on disposal of assets, interest and
depreciation and amortization	3,103,000	6,989,000
Loss on disposal of assets	(30,000)	(51,000)
Interest expense - mortgage	(5,803,000)	(5,876,000)
Depreciation and amortization expense	(2,226,000)	(2,074,000)

Net loss from Hotel operations	$(4,956,000)	$(1,012,000)

For the nine months ended March 31, 2016, the Hotel generated operating income of $3,103,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $43,332,000 compared to operating income of $6,989,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $42,857,000 for the nine months ended March 31, 2015.  Room revenues increased by $1,083,000 for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily as the result of the increase in the transient room rate and the new contract with Virgin Atlantic Airlines. Food and beverage revenue decreased by $563,000 as the result of the Superbowl week and catering and banquet services from groups not materializing as anticipated.

Operating expenses decreased by $875,000 compared to the prior comparable period primarily due to reduced royalty fees per the new Hilton franchise agreement and decrease in legal expenses as the result of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2016 and 2015.

Nine months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$258	91%	$235
2015	$248	92%	$229

The Hotel’s revenues increased by 1.1% for the nine months ended March 31, 2016 compared to the same period ended March 31, 2015. Average daily rate increased by $10 and RevPAR increased by $6 for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.  The increases were offset by the decrease in the average occupancy by 1%.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program.  In order to make a large impact on guest experience, the hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The hotel will remodel guest room bathrooms with modern shower amenities and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors. Finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important new business opportunities.

Real estate revenues decreased to $334,000 for the nine months ended March 31, 2016 compared to $475,000 for the same period in the prior year primarily due to the vacancy and renovation of approximately 30% of the units which are currently undergoing major renovations that will improve the rents in the future. Real estate operating expenses also decreased to $125,000 compared to $219,000 as the result of the vacancies.

The Company had a net loss on marketable securities of $2,873,000 for the nine months ended March 31, 2016 compared to a net loss on marketable securities of $1,950,000 for the nine months ended March 31, 2015. Approximately $2,603,000 of the $2,873,000 net loss is related to the Company’s investment in the common stock of Comstock Mining, Inc. Such investments represent approximately 86% of the Company’s portfolio as of March 31, 2016. For the nine months ended March 31, 2016, the Company had a net realized gain of $114,000 and a net unrealized loss of $2,987,000. For the nine months ended March 31, 2015, the Company had a net realized gain of $25,000 and a net unrealized loss of $1,975,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2016 and 2015, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $312,000 in the current period as compared to $248,000 in the prior year comparable period.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit during the nine months ended March 31, 2016 and 2015 represents primarily the income tax effect on the Portsmouth’s pretax loss which includes its share in net income (loss) of the Hotel.

MARKETABLE SECURITIES

As of March 31, 2016 and June 30, 2015, the Company had investments in marketable equity securities of $5,899,000 and $1,955,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2016		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$5,060,000	85.8%
Other	839,000	14.2%
	$5,899,000	100.0%

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,392,000	71.2%
Other	563,000	28.8%
	$1,955,000	100.0%

The Company’s investment in marketable securities portfolio consists primarily of (85.8%) of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $6,659,000 (6,659 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended March 31,	2016	2015
Net loss on marketable securities	$(208,000)	$(411,000)
Net unrealized loss on other investments	-	(36,000)
Impairment loss on other investments	(158,000)	(248,000)
Dividend and interest income	6,000	1,000
Margin interest expense	(11,000)	(23,000)
Trading and management expenses	(40,000)	(93,000)
	$(411,000)	$(810,000)

For the nine months ended March 31,	2016	2015
Net loss on marketable securities	$(2,873,000)	$(1,950,000)
Net unrealized loss on other investments	(63,000)	(64,000)
Impairment loss on other investments	(312,000)	(248,000)
Dividend and interest income	8,000	257,000
Margin interest expense	(32,000)	(81,000)
Trading and management expenses	(126,000)	(278,000)
	$(3,398,000)	$(2,364,000)

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

On May 5, 2016, Justice Investors and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice Investors, a subsidiary of Portsmouth, will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as restructuring cost during the quarter ended March 31, 2016.  As of May 13, 2016, payments totaling approximately $2,600,000 were made related to this settlement.

During the quarter, the Company settled a legal matter that resulted in a benefit of approximately $389,000, this amount was recorded as a reduction of Hotel restructuring costs.

Please see NOTE 1 of the condensed consolidated financial statements for further details on the two legal settlements.

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

Despite an uncertain economy, the Hotel has continued to generate strong revenue growth. While the debt service requirements related the new loans and the legal settlement may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2016, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage notes payable	$120,360,000	$17,000	$744,000	$1,473,000	$1,552,000	$1,636,000	$114,938,000
Other notes payable	14,212,000	2,873,000	7,652,000	363,000	317,000	317,000	2,690,000
Interest	44,706,000	1,845,000	7,443,000	6,714,000	6,130,000	5,599,000	16,975,000
Total	$179,278,000	$4,735,000	$15,839,000	$8,550,000	$7,999,000	$7,552,000	$134,603,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2016. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for a summary of the critical accounting policies.

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	May 13, 2016	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	May 13, 2016	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller