Form 10-K
period 2016-06-30
SANTA FE FINANCIAL CORP
filed 2016-09-28
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2015 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2015) was approximately $5,432,000.

The number of shares outstanding of registrant’s Common Stock, as of August 26, 2016 was 1,241,810

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

PART I

Item 1. Business.

GENERAL

Santa Fe Financial Corporation (“Santa Fe” or the “Company”) and may also be referred to as “we” “us” or “our” in this report) was incorporated under the name of Tri Financial Corporation in the State of Nevada on July 25, 1967 as a wholly owned subsidiary of Crateo, Inc., a public company. On October 31, 1969, Crateo issued a one-for-one stock dividend of all of its shares of Tri Financial to its common shareholders. On September 17, 1970, the name of the Corporation was changed to Santa Fe Financial Corporation.

As of June 30, 2016, approximately 81.7% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2016, Santa Fe owned approximately 68.8% of the common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 13.3% of the common stock of Portsmouth.

The Company’s principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice. Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner of Justice. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel” or the “Property”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism commenced on February 2, 2007 and had an original term of ten years, subject to a right to terminate at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement, with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

The parking garage that is part of the Hotel property is managed by Ace Parking Management, Inc. pursuant to a contract with the Partnership. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Going forward, the Company through its wholly-owned subsidiary, Kearny Street Parking LLC, will manage the parking garage in-house.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (Hilton) on November 24, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and also provided the Partnership with certain key money cash incentives to be earned through 2030.

Since the opening of the Hotel in January 2006, the Partnership has paid monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue for the preceding calendar month. Total fees paid to Hilton for such services during fiscal 2016 and 2015 totaled approximately $2.9 million and $3.6 million, respectively.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into a management agreement with Prism to manage and operate the Hotel as its agent. The original management agreement was effective for a term of ten years, but was amended in January 2014 as described below. Under the original management agreement, the Partnership was required to pay Prism base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for each fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was payable only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the applicable fiscal year exceeded a specified minimum return for the Hotel for the fiscal year ($7 million in fiscal 2013). The base management fee was limited to 1.75% for the period ended January 31, 2014. Under the new management agreement, effective January 2014, the required base management fees were amended by the Partnership to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2016 and 2015 were $251,000 and $293,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, began to provide management services for the Partnership pursuant to a management services agreement. The management agreement with GMP had a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.  Under the agreement, GMP was required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP was paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and was eligible for reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement.

During the years ended June 30, 2016 and 2015, GMP was paid $1,637,000 and $1,688,000, respectively, for the salaries, benefits, and local payroll taxes for GMP employees and various other reimbursable expenses. Also included in the $1,637,000, is the $200,000 fee paid to GMP for the completion of the reorganization of the Partnership and the related financing transactions. Total GMP base management fees and reimbursed GMP employee costs expensed during the years ended June 30, 2016 and 2015 were $1,219,000 and $1,078,000, respectively, and are included in the consolidated statements of operations.

GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of their original parking agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days’ written notice. The monthly management fee of $2,000 and the accounting fee of $250 remained the same, but the amendment modified how the “Excess Profit Fee” (as described below) to be paid to Ace Parking would be calculated. Ace Parking is also reimbursed for employee salaries and other reimbursable expenses.

The amendment noted above provided that, if net operating income (“NOI”) from the garage operations exceeded $1,800,000 but was less than $2,000,000, then Ace Parking would be entitled to a fee (the “Excess Profit Fee”) of one percent (1%) of the total annual NOI. If the annual NOI was $2,000,000 or higher, Ace Parking would be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI did not exceed the annual NOI of $2,000,000 for the year ended June 30, 2016. The garage’s NOI exceeded the annual NOI of $2,000,000 for the year ended June 30, 2015. Base management and incentive fees to Ace Parking amounted to $24,000 and $44,000 for each of the years ended June 30, 2016 and 2015, respectively. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Going forward, the Company will manage the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. Justice agreed further to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publically traded investment funds, mortgage backed securities, securities issued by REIT’s and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors (the “Committee”). The Committee currently has three members and is chaired by the Company’s Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and President together with such assistants and management committees he may engage. The Committee generally follows certain established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the applicable national securities exchange; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment guidelines do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2016, the Company had other investments of $621,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2016, the Company had obligations for securities sold of $57,000 (equities short).

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations.

As Chairman of the Committee, the Company’s Chairman and President, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Portsmouth and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of these related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth and InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 5 and 6 of the Notes to Consolidated Financial Statements.

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

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. In the earlier part of fiscal 2015, the Hotel expanded its meeting space to approximately 22,000 square feet by converting the spa on the lobby level to three additional meeting rooms. This has given the Hotel additional flexibility to host bigger groups with break out needs. The renovation and increase in meeting space has elevated the perception of clients in the market even though total space available is less than the total space of many other hotels in the area.  In fiscal 2016, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment. The Hotel also modernized the furniture in the lobby, the porte cochere, and the second floor, and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicures and pedicures. The fitness center has been expanded with state of the art equipment.

The Hotel’s highest priority is guest satisfaction. Enhancing the guest experience differentiates the Hotel from its competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In addition to the recent completion of “The Cloud” (a technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the Hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby.

In order to further enhance the client experience, beginning in fiscal 2016, the Hotel began a limited remodeling of guest rooms. The project included installing new modern showers, granite countertops and other amenities. The Hotel is also committed to promoting innovative business ideas and good corporate citizenship.

With the high demand in guest rooms and the ADR (average daily rate) increasing, the Hotel is less dependent upon group clients and the Hotel can focus more attention on length and patterns of stay that benefit the Hotel. The Hotel is also focusing on high end clients with more banquets and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. The Hotel will also continue in our efforts to upgrade guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning food and beverage operations to profitability. During the last twelve months, the Hotel has seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, the Hotel will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and economic uncertainties.

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

EMPLOYEES

As of June 30, 2016, the Company had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

As of June 30, 2016, the Partnership, through Operating, had approximately 276 employees. Approximately 78% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers). The present CBAs expire in July 2018.

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

Item 1A. Risk Factors.

Adverse changes in the U.S. and global economies could negatively impact our financial performance.

Due to a number of factors affecting consumers, entertainment industries remain uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. Leisure traveling and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

We operate a single property located in San Francisco and rely on the San Francisco market. Changes adversely impacting this market could have a material effect on our business, financial condition and results of operations.

Our business has a limited base of operations and substantially all of our revenues are currently generated by the Hotel. Accordingly, we are subject to greater risks than a more diversified hotel or resort operator and the profitability of our operations is linked to local economic conditions in San Francisco. The combination of a decline in the local economy of San Francisco, reliance on a single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us and materially affect our total profitability.

We face intense local and increasingly national competition which could impact our operations and adversely affect our business and results of operations.

We operate in the highly-competitive San Francisco hotel industry. The Hotel competes with other high-quality Northern California hotels and resorts. Many of these competitors seek to attract customers to their properties by providing, food and beverage outlets, retail stores and other related amenities, in addition to hotel accommodations. To the extent that we seek to enhance our revenue base by offering our own various amenities, we compete with the service offerings provided by these competitors.

Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the San Francisco hotel and resort industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, entertainment attractions, theme and size. Any market perception that we do not excel with respect to such property-specific factors could adversely affect our ability to compete effectively. If we are unable to compete effectively, we could lose market share, which could adversely affect our business and results of operations.

The San Francisco hotel and resort industry is capital intensive; financing our renovations and future capital improvements could reduce our cash flow and adversely affect our financial performance.

The Hotel has an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We will also need to make capital expenditures to comply with applicable laws and regulations.

Renovations and other capital improvements of hotels require significant capital expenditures. In addition, renovations and capital improvements of hotels usually generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital and reserve funds to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Renovations and other capital improvements may give rise to the following additional risks, among others: construction cost overruns and delays; temporary closures of all or a portion of the Hotel to customers; disruption in service and room availability causing reduced demand, occupancy and rates; and possible environmental issues.

As a result, renovations and any other future capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations. Our substantial debt may negatively affect our business and operations in several ways, including: requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes; making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; limiting our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate; placing us at a competitive disadvantage compared to our competitors that have less debt; limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and requiring us to dispose of assets, if needed, in order to make required payments of interest and principal.

Our business model involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in our revenues.

The costs associated with owning and operating the Hotel are significant. Some of these costs (such as property taxes and insurance costs) are fixed, meaning that such costs may not be altered in a timely manner in response to changes in demand for services. Failure to adjust our expenses may adversely affect our business and results of operations. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by tax authorities. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

Insurance premiums have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of the Hotel. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

In the future, our property may be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our business and results of operations could be adversely affected.

Litigation and legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, premises liability and breach of contract claims. Material legal proceedings are described more fully in Note 17, Commitments and Contingencies, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Litigation is inherently unpredictable, and defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability.

The threat of terrorism could adversely affect the number of customer visits to the Hotel.

The threat of terrorism has caused, and may in the future cause, a significant decrease in customer visits to San Francisco due to disruptions in commercial and leisure travel patterns and concerns about travel safety. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

We depend on third party management companies for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.

The Company is managed by GMP and Prism. Their ability to manage the Company’s business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense. .  In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at the Hotel.

The hotel and resort industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at the Hotel. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

The hotel industry is heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

The hotel industry is subject to extensive regulation and the Hotel must maintain its licenses and pay taxes and fees to continue operations. Our property is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our property. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Furthermore, compliance costs associated with such laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to the Hotel or to persons at the Hotel. Claims, whether or not they have merit, could harm the reputation of the Hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the Hotel, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Hotel. In the event of a significant loss, our deductible may be high and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the Hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

It has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our property at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (for example, earthquake, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on the Hotel for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance on the Hotel to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and the Hotel experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of the Hotel.

In addition, insurance coverage for the Hotel and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

You may lose all or part of your investment.

There is no assurance that the Company’s initiatives to improve its profitability or liquidity and financial position will be successful. Accordingly, there is substantial risk that an investment in the Company will decline in value.

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including: investors’ perceptions of the Company and its prospects; investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives; difficulties between actual financial and operating results and those expected by investors and analysts; changes in our capital structure; trading volume fluctuations; actual or anticipated fluctuations in quarterly financial and operational results; volatility in the equity securities market; and sales, or anticipated sales, of large blocks of the Company’s common stock.

The concentrated beneficial ownership of our common stock and the ability it affords to control our business may limit or eliminate other shareholders' ability to influence corporate affairs.

Santa Fe and InterGroup collectively own more than 80% of the Company’s outstanding common stock. Because of this concentrated stock ownership, the Company’s largest shareholders will be in a position to significantly influence the election of our board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2016 and 2015, the Partnership is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to September 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2016, real estate property taxes were approximately $63,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. In November 2010, Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to InterGroup under the same terms. The intercompany loan balance of $713,000 to Santa Fe was eliminated in consolidation. The loan balance of $614,000 to Intergroup is included in other assets, net in the consolidated balance sheet. As of June 30, 2016, the outstanding mortgage balance was $2,971,000.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2016, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $374,000 at June 30, 2016 and the maturity date of the mortgage is September 2042 and is collateralized by the property. The interest rate is fixed at 4.25%.

Both of the properties are managed in-house by the Company.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year.  For the year ended June 30, 2016, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 80% and 92%, respectively.  The physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2016 for Woodland Village and Acanto was 68% and 100%, respectively.

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

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it is more advantageous to sell the entitled property or to commence with construction.

Item 3. Legal Proceedings.

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process and reflected the amount on the consolidated balance sheet in “Other assets, net” as it was under protest as of June 30, 2015.

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

The Partnership settled the two aforementioned legal matters with CCSF refunding $1.45 million apportioned half and half to each matter, resulting in approximately $340,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel legal settlement costs.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described in Note 1. On April 1, 2014, Defendants removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax. Defendants moved to compel arbitration on August 5, 2014, and the Superior Court denied that motion on September 23, 2014.

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

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement relating to the above-described litigation with Evon and Holdings. Under the settlement agreement, the Partnership will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement costs during the year ended June 30, 2016. As of June 30, 2016, payments totaling approximately $2,750,000 were made related to this settlement. The amount due to Evon Corporation is presented under related party and other notes payable on the consolidated balance sheet. In connection with the settlement, a $50,000 payment was made to one limited partner for his interest in the Partnership.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice against the Respondents and also seeks declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. The arbitration is pending before JAMS in Los Angeles, but has been stayed pending conclusion of the action filed by Evon Corporation described above. No prediction can be given as to the outcome of this matter.

On April 15, 2016, the Partnership and Portsmouth filed a complaint in Los Angeles Superior Court against RSUI Indemnity Company (“RSUI”). The complaint alleges that RSUI breached an insurance contract by refusing to pay the defense and settlement costs incurred in connection with the above-described complaints and cross-complaint Evon filed against the Partnership and Portsmouth in 2014 in San Francisco Superior Court. On May 24, 2016, RSUI removed the action to the United States District Court for the Central District of California. No prediction can be given as to the outcome of this matter.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Santa Fe’s common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol: SFEF.OB The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Santa Fe’s common stock for each full quarterly period for the years ended June 30, 2016 and 2015. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2016	High	Low

First Quarter (7/ 1 to 9/30)	$35.00	$25.00
Second Quarter (10/1 to 12/31)	$31.00	$30.25
Third Quarter (1/1 to 3/31)	$34.00	$30.20
Fourth Quarter (4/1 to 6/30)	$35.00	$30.00

Fiscal 2015	High	Low

First Quarter (7/ 1 to 9/30)	$19.00	$17.50
Second Quarter (10/1 to 12/31)	$18.16	$16.00
Third Quarter (1/1 to 3/31)	$18.25	$15.54
Fourth Quarter (4/1 to 6/30)	$25.00	$17.47

As of June 30, 2016, the number of holders of record of the Company’s Common Stock was approximately 165. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2016 and does not have any publicly announced repurchase program.

Item 6. Selected financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with HLT Franchise Holding LLC (Hilton). The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

Justice also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Going forward, the Company will manage the parking garage in-house.

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement relating to the above-described litigation with Evon and Holdings. Under the settlement agreement, the Partnership will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement costs during the year ended June 30, 2016. As of June 30, 2016, payments totaling approximately $2,750,000 were made related to this settlement. The amount due to Evon Corporation is presented under related party and other notes payable on the consolidated balance sheet. In connection with the settlement, a $50,000 payment was made to one limited partner for his interest in the Partnership.

The Partnership settled the two legal matters with CCSF refunding $1.45 million apportioned half and half to each matter, resulting in approximately $340,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel legal settlement costs.

Please see NOTE 17 of the condensed consolidated financial statements for further details on the two legal settlements.

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

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

The Company had a net loss of $6,792,000 for the year ended June 30, 2016 compared to a net loss of $3,063,000 for the year ended June 30, 2015. The increase in the net loss during the current fiscal year is primarily attributable to the legal settlement costs and the higher loss on marketable securities, partially offset by the higher hotel revenues.

The Company had net loss from Hotel operations of $4,848,000 for the year ended June 30, 2016 compared to net loss of $840,000 for the year ended June 30, 2015. The increase in the net loss as noted above was primarily attributable to legal settlement costs of $5,396,000 partially offset by the increase in room revenue of $1,857,000.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2016 and 2015.

For the year ended June 30,	2016	2015
Hotel revenues:
Hotel rooms	$47,208,000	$45,351,000
Food and beverage	7,533,000	7,577,000
Garage	2,706,000	2,802,000
Other operating departments	1,119,000	1,081,000
Total hotel revenues	58,566,000	56,811,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(47,246,000)	(47,016,000)
Operating income before non-recurring charges, interest and depreciation and amortization	11,320,000	9,795,000
Legal settlement costs	(5,396,000)	-
Income before loss on disposal of assets , interest and depreciation and amortization	5,924,000	9,795,000
Loss on disposal of assets	(30,000)	(47,000)
Interest expense - mortgage	(7,790,000)	(7,787,000)
Depreciation and amortization expense	(2,952,000)	(2,801,000)

Net loss from Hotel operations	$(4,848,000)	$(840,000)

For the year ended June 30, 2016, the Hotel generated operating income of $11,320,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $58,566,000 compared to operating income of $9,795,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $56,811,000 for the year ended June 30, 2015. Room revenues increased by $1,857,000 for the year ended June 30, 2016 compared to the year ended June 30, 2015 primarily as the result of higher room rate. Food and beverage revenue remained relatively consistent with the prior year while garage revenue decreased by $96,000.

Operating expenses of $47,246,000 and $47,016,000 for the years ended June 30, 2016 and 2015 remained relatively consistent year over year.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2016 and 2015.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$257	92%	$237
2015	$246	93%	$229

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $11 for the year ended June 30, 2016 compared to the year ended June 30, 2015, while occupancy rates remained relatively the same. As a result, the Hotel was able to achieve a RevPAR number that was $8 higher than the prior year.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In order to make a large impact on guest experience, the Hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicures and pedicures, which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The Hotel will remodel guest room bathrooms with modern shower amenities and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors.  Finally, the Hotel, in conjunction with the Chinese Culture Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. As the Hotel continues to further develop its ties with the local Chinese community and the City of San Francisco, the Hotel is also committed to promoting innovative business ideas and good corporate citizenship.

With the high demand in guest rooms and the ADR (average daily rate) increasing, the Hotel is less dependent upon group clients and the Hotel can focus more attention on length and patterns of stay that benefit the Hotel. The Hotel is also focusing on high end clients with more banquet and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. The Hotel will also continue to upgrade guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and adverse business conditions.

Rental revenue from the Company’s real estate operations decreased to $428,000 for the year ended June 30, 2016 from $618,000 for the year ended June 30, 2015 as the result of renovations to approximately 30% of the units in the 27-unit apartment complex. Operating expenses also decreased to $166,000 from $287,000 in the same comparable period due to the renovations. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $3,027,000 for the year ended June 30, 2016 compared to a net loss on marketable securities of $2,009,000 for the year ended June 30, 2015. For the year ended June 30, 2016, approximately $2,889,000 of the $3,027,000 net loss is related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2015, approximately $1,608,000 of the $2,009,000 net loss is related to the Company’s investment in the common stock of Comstock. As of June 30, 2016 and 2015, investments in Comstock represent approximately 74% and 72%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2016, the Company had a net realized gain of $167,000 and a net unrealized loss of $3,194,000. For the year ended June 30, 2015, the Company had a net realized loss of $625,000 and a net unrealized loss of $1,384,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2016 and 2015, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $354,000 and $432,000, respectively.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit during the years ended June 30, 2016 and 2015 represents primarily the income tax effect on the Portsmouth’s pretax loss which includes its share in net loss of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2016 and 2015, the Company had investments in marketable equity securities of $6,358,000 and $1,955,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2016		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,684,000	73.7%
Energy	733,000	11.5%
Financial services	366,000	5.8%
Other	575,000	9.0%
	$6,358,000	100.0%

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,392,000	71.2%
Financial services	196,000	10.0%
REITs and real estate companies	125,000	6.4%
Industrial goods	102,000	5.2%
Other	140,000	7.2%
	$1,955,000	100.0%

The Company’s investment portfolio is diversified with 20 different equity positions. The Company holds one equity security that comprised of more than 10% of the equity value of the portfolio. This security represents 73.7% of the portfolio and consists of the common stock of Comstock which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $6,659,000 (4,410 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2016	2015
Net loss on marketable securities	$(3,027,000)	$(2,009,000)
Net unrealized loss on other investments	(63,000)	(116,000)
Impairment loss on other investments	(354,000)	(432,000)
Dividend and interest income	14,000	522,000
Margin interest expense	(52,000)	(103,000)
Trading expenses	(170,000)	(375,000)
	$(3,652,000)	$(2,513,000)

FINANCIAL CONDITION AND LIQUIDITY

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

To fund redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan initially bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement relating to the above-described litigation with Evon and Holdings. Under the settlement agreement, the Partnership will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement costs during the year ended June 30, 2016. As of June 30, 2016, payments totaling approximately $2,750,000 were made related to this settlement. The amount due to Evon Corporation is presented under related party and other notes payable on the consolidated balance sheet. In connection with the settlement, a $50,000 payment was made to one limited partner for his interest in the Partnership.

The Partnership settled the two legal matters with CCSF refunding $1.45 million apportioned half and half to each matter, resulting in approximately $340,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel legal settlement costs.

Please see NOTE 17 of the condensed consolidated financial statements for further details on the two legal settlements.

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to September 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$120,343,000	$744,000	$1,473,000	$1,552,000	$1,636,000	$1,685,000	$113,253,000
Related party and other notes payable	11,246,000	7,605,000	317,000	317,000	317,000	317,000	2,373,000
Interest	44,968,000	7,364,000	7,152,000	7,073,000	6,991,000	6,838,000	9,550,000
Total	$176,557,000	$15,713,000	$8,942,000	$8,942,000	$8,944,000	$8,840,000	$125,176,000

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

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation and its subsidiaries (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Financial Corporation and its subsidiaries as of June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 28, 2016

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2016	2015

ASSETS
Investment in Hotel, net	$41,018,000	$39,938,000
Investment in real estate, net	5,051,000	4,972,000
Investment in marketable securities	6,358,000	1,955,000
Other investments, net	621,000	7,711,000
Cash and cash equivalents	3,397,000	1,146,000
Restricted cash - mortgage impounds	966,000	656,000
Accounts receivable - Hotel, net	3,218,000	6,791,000
Other assets, net	2,985,000	4,366,000
Deferred tax assets	11,088,000	8,351,000

Total assets	$74,702,000	$75,886,000

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities:
Accounts payable and other liabilities	$18,966,000	$15,975,000
Due to securities broker	586,000	-
Obligations for securities sold	57,000	-
Related party and other notes payable	11,246,000	9,155,000
Mortgage notes payable - real estate	3,343,000	3,410,000
Mortgage notes payable - Hotel	117,000,000	117,000,000

Total liabilities	151,198,000	145,540,000

Commitments and contingencies
Shareholders' deficit:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(57,756,000)	(52,746,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(49,765,000)	(44,755,000)
Noncontrolling interest	(26,731,000)	(24,899,000)
Total shareholders' deficit	(76,496,000)	(69,654,000)

Total liabilities and shareholders' deficit	$74,702,000	$75,886,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2016	2015

Revenues:
Hotel	$58,566,000	$56,811,000
Real estate	428,000	618,000
Total revenues	58,994,000	57,429,000

Costs and operating expenses:
Hotel operating expenses	(47,246,000)	(47,016,000)
Legal settlement costs	(5,396,000)	-
Real estate operating expenses	(166,000)	(287,000)
Depreciation and amortization expense	(3,036,000)	(2,863,000)
General and administrative expense	(1,072,000)	(961,000)

Total costs and operating expenses	(56,916,000)	(51,127,000)

Income from operations	2,078,000	6,302,000

Other income (expense):
Interest expense - mortgage	(7,885,000)	(7,886,000)
Loss on disposal of assets	(30,000)	(47,000)
Net loss on marketable securities	(3,027,000)	(2,009,000)
Net unrealized loss on other investments	(63,000)	(116,000)
Impairment loss on other investments	(354,000)	(432,000)
Dividend and interest income	14,000	522,000
Trading and margin interest expense	(222,000)	(478,000)

Net other expense	(11,567,000)	(10,446,000)

Loss before income taxes	(9,489,000)	(4,144,000)
Income tax benefit	2,697,000	1,081,000

Net loss	(6,792,000)	(3,063,000)
Less: Net loss attributable to the noncontrolling interest	1,832,000	576,000

Net loss attributable to Santa Fe	$(4,960,000)	$(2,487,000)

Basic and diluted loss per share attributable to Santa Fe	$(3.99)	$(2.00)

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

						Total
	Common Stock		Additional			Santa Fe		Total
			Paid-in	Accumulated	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2014	1,339,638	$134,000	$8,808,000	$(50,259,000)	$(951,000)	$(42,268,000)	$(24,323,000)	$(66,591,000)

Net loss	-	-	-	(2,487,000)	-	(2,487,000)	(576,000)	(3,063,000)

Balance at June 30, 2015	1,339,638	134,000	8,808,000	(52,746,000)	(951,000)	(44,755,000)	(24,899,000)	(69,654,000)

Net loss	-	-	-	(4,960,000)	-	(4,960,000)	(1,832,000)	(6,792,000)

Redemption of limited partnership interests	-	-	-	(50,000)	-	(50,000)	-	(50,000)

Balance at June 30, 2016	1,339,638	$134,000	$8,808,000	$(57,756,000)	$(951,000)	$(49,765,000)	$(26,731,000)	$(76,496,000)

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2016	2015
Cash flows from operating activities:
Net loss	$(6,792,000)	$(3,063,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	3,194,000	1,384,000
Legal settlement costs	5,575,000	-
Unrealized loss on other investments	63,000	116,000
Impairment loss on other investments	354,000	432,000
Loss on disposal of assets	30,000	47,000
Depreciation and amortization	3,036,000	2,739,000
Changes in assets and liabilities:
Investment in marketable securities	(924,000)	1,592,000
Accounts receivable - hotel, net	3,573,000	(597,000)
Other assets, net	1,550,000	683,000
Accounts payable and other liabilities	2,991,000	(918,000)
Due to securities broker	586,000	(998,000)
Obligations for securities sold	57,000	(102,000)
Deferred tax asset	(2,737,000)	(1,105,000)
Net cash provided by operating activities	10,556,000	210,000

Cash flows from investing activities:
Hotel and real estate investments	(4,394,000)	(5,023,000)
Other investments, net	-	(49,000)
Net cash used in investing activities	(4,394,000)	(5,072,000)

Cash flows from financing activities:
Proceeds (payments) of mortgage and other notes payable	(3,551,000)	4,643,000
Restricted cash (used in) provided by redemption and mortgage impounds	(310,000)	16,389,000
Distributions and redemption to noncontrolling interest	(50,000)	(16,163,000)
Net cash (used in) provided by financing activities	(3,911,000)	4,869,000

Net increase in cash and cash equivalents:	2,251,000	7,000
Cash and cash equivalents at beginning of year	1,146,000	1,139,000
Cash and cash equivalents at end of year	$3,397,000	$1,146,000

Supplemental information:
Income tax refund	$4,000	$84,000
Interest paid	$7,937,000	$7,989,000

Non-cash transactions:
Conversion of other investments to marketable securities	$6,659,000	$-

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

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2016 and 2015.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2016 and 2015.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain convertible preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2016 and 2015, the Company recorded impairment losses related to other investments of $354,000 and $432,000, respectively. As of June 30, 2016 and 2015, the allowance for impairment losses was $3,722,000 and $3,368,000, respectively.

Derivative Financial Instruments

The Company has nominal investments in stock warrants that are considered derivative instruments.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company’s consolidated balance sheet with the related unrealized gain or loss recorded in the Company’s consolidated statement of operations. The Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimates and assumption changes. Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company’s consolidated balance sheets. As of June 30, 2016 and 2015, the Company has nominal derivative financial instruments.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $522,000 and $459,000 for the years ended June 30, 2016 and 2015, respectively.

Basic and Diluted (Loss) Income per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2016 and 2015, the Company did not have any potentially dilutive securities outstanding.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods within these annual periods beginning after December 15, 2015 and early application is permitted. This standard will not have material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption. This is not expected to materially impact the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods with these annual periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.

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

NOTE 2 - JUSTICE INVESTORS

Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of the Hotel and related facilities. The Partnership has one general partner, Portsmouth Square, Inc., a California corporation (“Portsmouth”) and approximately 24 voting limited partners, including Portsmouth.

Effective December 1, 2008, Portsmouth and Evon Corporation, a California corporation (“Evon”), as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the “Amendment”) that provided for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of managing general partner and Evon continued on as the co-general partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also amended and restated the Limited Partnership Agreement of the Partnership in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008.” The Amendment did not result in any material modifications of the rights or obligations of the general and limited partners. The Amendment also provided that future amendments to the Limited Partnership Agreement would be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners is required to remove a general partner pursuant to the Amendment.

Concurrent with the Amendment, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreements for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice were entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined in the Amendment), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. The Compensation Agreement set the minimum annual compensation of the general partners at approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base was be payable in equal fifty percent (50%) shares to Portsmouth and Evon. As described below, the Compensation Agreement was amended upon the completion of the Offer to Redeem on December 18, 2013.

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created three subsidiaries: Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are each wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower of certain mezzanine indebtedness and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

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

In addition, the Partnership accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure were given an option to designate property for Holdings to purchase within 12 months of December 18, 2013, and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provided for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure, respectively. During the years ended June 30, 2015 and 2014, a total of $16,163,000 and $2,928,000 was redeemed under the alternative redemption structure, respectively. As of June 30, 2016, all limited partner interests outstanding under the Offer to Redeem had been redeemed.

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Existing Franchise Holding LLC (the “Hilton”). Operating also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, also provided management services for the Partnership pursuant to a management services agreement, with a three year term subject to the Partnership’s right to terminate earlier for cause.  In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

As of June 30, 2016 and 2015, the Partnership had an accumulated deficit. That accumulated deficit is primarily attributable to the redemption of certain limited partners, effective December 18, 2013. The Partnership utilized the book value method to record the redemption of the limited partners. Under book value (bonus) method the remaining partners continue the existing partnership, recording no changes to the book values of the partnership’s assets and liabilities. As a result, any revaluation of the existing partnership’s assets or liabilities that might be undertaken is solely to determine the settlement price to the outgoing partner. The partner’s withdrawal from the partnership is recorded by adjusting the remaining partners’ capital accounts with the amount of the bonus, which is allocated according to their income sharing ratio. The amount of adjustment is equal to the difference between the settlement price paid to the withdrawing partner and the book value of his share of total partnership capital at the time he withdraws. Justice Partner’s capital was reduced by approximately $64.1 million for the redemption during the year ended June 30, 2014.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	28,857,000	(23,097,000)	5,760,000
Building and improvements	58,370,000	(25,008,000)	33,362,000
	$89,123,000	$(48,105,000)	$41,018,000

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	25,958,000	(21,605,000)	4,353,000
Building and improvements	57,494,000	(23,805,000)	33,689,000
	$85,348,000	$(45,410,000)	$39,938,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and a 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. As of June 30, 2016 and 2015, investment in real estate included the following:

	2016	2015
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,797,000	2,634,000
Accumulated depreciation	(1,149,000)	(1,065,000)
	4,078,000	3,999,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,051,000	$4,972,000

Depreciation expense for the years ended June 30, 2016 and 2015 was $95,000 and $62,000, respectively.

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

At June 30, 2016 and 2015, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of June 30, 2016
Corporate Equities	$10,613,000	$435,000	$(4,690,000)	$(4,255,000)	$6,358,000

As of June 30, 2015
Corporate Equities	$3,016,000	$368,000	$(1,429,000)	$(1,061,000)	$1,955,000

As of June 30, 2016 and 2015, approximately 74% and 86% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc.

As of June 30, 2016 and 2015, the Company had $1,770,000 and $1,420,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2016 and 2015, respectively.

For the year ended June 30,	2016	2015
Realized gain (loss) on marketable securities	$167,000	$(625,000)
Unrealized loss on marketable securities	(3,194,000)	(1,384,000)

Net loss on marketable securities	$(3,027,000)	$(2,009,000)

NOTE 6 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s consolidated balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	June 30, 2016	June 30, 2015
Preferred stock - Comstock, at cost	$-	$6,659,000
Private equity hedge fund, at cost	568,000	777,000
Other preferred stock	53,000	223,000
Warrants - at fair value	-	52,000
	$621,000	$7,711,000

As of June 30, 2015, the Company had $6,659,000 (6,659 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. On August 27, 2015, all of such preferred stock was converted into common stock of Comstock.

As of June 30, 2016 and 2015, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $267,000 and $257,000, respectively, as of June 30, 2016 and 2015 and a fair value of $0 and $52,000, respectively, as of June 30, 2016 and 2015. During the years ended June 30, 2016 and 2015, the Company had an unrealized loss of $63,000 and an unrealized loss of $116,000, respectively, related to these warrants.

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2016	Level 1	Level 3	Total
Assets:
Other investments - warrants	$-	$-	$-
Investment in marketable securities:
Basic materials	4,684,000	-	4,684,000
Energy	733,000	-	733,000
Financial services	366,000	-	366,000
Other	575,000	-	575,000
	6,358,000	-	6,358,000
	$6,358,000	$-	$6,358,000

As of June 30, 2015	Level 1	Level 3	Total
Assets:
Other investments - warrants	$-	$52,000	$52,000
Investment in marketable securities:
Basic materials	1,392,000	-	1,392,000
Financial services	196,000	-	196,000
Industrial goods	102,000	-	102,000
REITs and real estate companies	125,000	-	125,000
Other	140,000	-	140,000
	1,955,000	-	1,955,000
	$1,955,000	$52,000	$2,007,000

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

			Net loss for the year
Assets	Level 3	June 30, 2016	ended June 30, 2016

Other non-marketable investments	$621,000	$621,000	$(354,000)

			Net loss for the year
Assets	Level 3	June 30, 2015	ended June 30, 2015

Other non-marketable investments	$7,659,000	$7,659,000	$(432,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2016	2015
Inventory - Hotel	$248,000	$256,000
Prepaid expenses	690,000	781,000
Occupancy tax deposit - Hotel	-	1,061,000
Note receivable - related party	614,000	624,000
Miscellaneous assets, net	1,433,000	1,644,000

Total other assets	$2,985,000	$4,366,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2016 and 2015 was $159,000 and $131,000, respectively.

NOTE 9 – RELATED PARTY AND OTHER NOTES PAYABLE

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to September 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

On May 5, 2016, Justice and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice, a subsidiary of Portsmouth, will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement costs for the year end June 30, 2016.  As of June 30, 2016, the balance of this related party note payable was $2,825,000.

Also included in the balance of the related party note payable at June 30, 2016 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. For the years ended June 30, 2016 and 2015, the note was reduced by approximately $316,000 and $158,000, respectively.

The Company has various notes payable and financing obligations outstanding at June 30, 2016 and 2015 totaling $212,000 and $313,000, respectively. The notes bear interest at market rates and require monthly principal payments through January 2018 when the obligations will be fully repaid.

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

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan based on a thirty year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2016 and 2015, the Partnership is in compliance with both requirements.

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

Each mortgage note payable is secured by its respective land and building. As of June 30, 2016 and 2015, the Company had the following mortgages:

June 30, 2016	June 30, 2015	Interest Rate	Origination Date	Maturity Date
$97,000,000	$97,000,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 9.75%	December 18, 2013	January 1, 2024

117,000,000	117,000,000	Total mortgage notes payable - hotel

2,971,000	3,029,000	Fixed 4.85%	November 4, 2010	December 1, 2020
372,000	381,000	Fixed 4.25%	September 1, 2012	September 1, 2042

$3,343,000	$3,410,000	Total mortgage notes payable - real estate

Future minimum payments for mortgage notes payable are as follows:

For the year ending June 30,
2017	$744,000
2018	1,473,000
2019	1,552,000
2020	1,636,000
2021	1,685,000
Thereafter	113,253,000
$120,343,000

NOTE 11 – GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of the original Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days’ written notice. The monthly management fee of $2,000 and the accounting fee of $250 remained the same, but the amendment modified how the Excess Profit Fee (described below) to be paid to Ace Parking would be calculated. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. The parking garage that is part of the Hotel property is managed by Ace Parking Management, Inc. pursuant to a contract with the Partnership. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Going forward, the Company through its subsidiary, Kearny Street Parking LLC, will manage the parking garage in-house.

The amendment noted above provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to a fee (an “Excess Profit Fee”) of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI did not exceed the annual NOI of $2,000,000 for the year ended June 30, 2016. The garage’s NOI exceeded the annual NOI of $2,000,000 for the year ended June 30, 2015. Base Management and incentive fees to Ace Parking amounted to $24,000 and $44,000 for each of the years ended June 30, 2016 and 2015, respectively.

NOTE 12 – MANAGEMENT AGREEMENTS

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. Under a new management agreement, effective January 2014, the base management fees were amended to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $10,500 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2016 and 2015 were $251,000 and $293,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, also began to provide management services for the Partnership pursuant to a management services agreement. The management agreement with GMP had a three year term, subject to the Partnership’s right to terminate earlier for cause. Under the agreement, GMP was required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting and maintain offices at the Hotel in order to facilitate provision of services. GMP was paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

During the years ended June 30, 2016 and 2015, GMP was paid $1,637,000 and $1,688,000, respectively, for the salaries, benefits, and local payroll taxes for GMP employees and various other reimbursable expenses. These amounts also include the annual GMP base management fees. The base management fees expensed for GMP during the years ended June 30, 2016 and 2015 were $1,219,000 and $1,078,000, respectively, and are included in the consolidated statements of operations. Also included in fiscal 2016, is the $200,000 fee paid to GMP for the completion of the reorganization of the Partnership and the related financing transactions.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2016 and 2015, approximately 45% and 70%, respectively, of accounts receivable is related to legal settlement receivables and the amended franchise agreement. The Hotel had four customers that accounted for 26%, or $811,000 of accounts receivable at June 30, 2016. The Hotel had two customers who accounted for 17%, or $1,182,000, of accounts receivable at June 30, 2015.

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

NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax expense consists of the following:

For the years ended June 30,	2016	2015
Federal
Current tax expense	$(26,000)	$(13,000)
Deferred tax benefit	2,362,000	878,000
	2,336,000	865,000
State
Current tax expense	(14,000)	(11,000)
Deferred tax benefit	375,000	227,000
	361,000	216,000

Total income tax benefit	$2,697,000	$1,081,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2016	2015

Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.4%	5.4%
Noncontrolling interest	-1.2%	-1.9%
Valuation allowance	-5.2%	-12.4%
Other	-2.6%	1.0%
	28.4%	26.1%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2016 and 2015 are as follows:

Deferred tax assets	2016	2015
Net operating loss carryforward	$11,227,000	$12,039,000
Investment reserve	1,898,000	1,747,000
Basis difference in Justice	1,629,000	(377,000)
Capital loss carryforward	1,302,000	624,000
Depreciation and amortization	186,000	211,000
Wash sales	297,000	297,000
Constructive sales	18,000	18,000
Accrued vacation	14,000	7,000
Valuation allowance	(2,824,000)	(2,335,000)
	13,747,000	12,231,000
Deferred tax liabilities
Unrealized gains on marketable securities	(857,000)	(2,252,000)
Deferred gains on real estate sale	(912,000)	(913,000)
State taxes	(890,000)	(715,000)
	(2,659,000)	(3,880,000)
Net deferred tax assets	$11,088,000	$8,351,000

The deferred tax valuation allowance increased by $489,000 and $488,000, respectively, during the years ended June 30, 2016 and 2015.

As of June 30, 2016, the Company had federal and state operating loss carryforwards of $27,949,000 and $19,495,000, respectively. These carryforwards expire in varying amounts through 2033.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2011 through 2015 tax years. State income tax returns are subject to examination for the 2010 through 2015 tax years.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2016, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable. As of June 30, 2016, tax years beginning in fiscal 2010 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reporting segments for the year ended June 30, 2016 and 2015, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Segment loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$58,566,000	$428,000	$-	$-	$58,994,000
Segment operating expenses	(47,246,000)	(166,000)	-	(1,072,000)	(48,484,000)
Segment income (loss)	11,320,000	262,000	-	(1,072,000)	10,510,000
Legal settlement costs	(5,396,000)	-	-	-	(5,396,000)
Interest expense - mortgage	(7,790,000)	(95,000)	-	-	(7,885,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(2,952,000)	(84,000)	-	-	(3,036,000)
Loss from investments	-	-	(3,652,000)	-	(3,652,000)
Income tax benefit	-	-	-	2,697,000	2,697,000
Net income (loss)	$(4,848,000)	$83,000	$(3,652,000)	$1,625,000	$(6,792,000)
Total assets	$52,106,000	$5,051,000	$6,979,000	$10,566,000	$74,702,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$56,811,000	$618,000	$-	$-	$57,429,000
Segment operating expenses	(47,016,000)	(287,000)	-	(961,000)	(48,264,000)
Segment income (loss)	9,795,000	331,000	-	(961,000)	9,165,000
Interest expense - mortgage	(7,787,000)	(99,000)	-	-	(7,886,000)
Loss on disposal of assets	(47,000)		-	-	(47,000)
Depreciation and amortization expense	(2,801,000)	(62,000)	-	-	(2,863,000)
Loss from investments	-	-	(2,513,000)	-	(2,513,000)
Income tax benefit	-	-	-	1,081,000	1,081,000
Net income (loss)	$(840,000)	$170,000	$(2,513,000)	$120,000	$(3,063,000)
Total assets	$48,289,000	$4,972,000	$9,666,000	$12,959,000	$75,886,000

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Other Notes Payable, on July 2, 2014, the Partnership obtained from the Intergroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2016, $400,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Limited Partnership Agreement of Justice, its current sole general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of hotel revenue. During each of the years ended June 30, 2016 and 2015, total compensation paid to Portsmouth under the new and previous agreements was $593,000 and $565,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2016 and 2015, these expenses were approximately $144,000 for each respective year.

As of June 30, 2016, the Company has a note receivable from Intergroup in the amount of $614,000. The interest rate on the note is fixed at 4.85% and the note matures in December 2020. See Note 8 – Other Assets, Net.

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of Intergroup.

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Portsmouth and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of the Portsmouth and InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

In fiscal year ended June 30, 2004, the disinterested members of the Boards of Directors of the Company and its subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2016 and 2015.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Franchise Agreements

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on November 24, 2004. The term of the License agreement was for an initial period of 15 years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement which amongst other things extended the License Agreement through 2030, and also provided the Partnership certain key money cash incentives to be earned through 2030.

Since the opening of the Hotel in January 2006, the Partnership has paid monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue for the preceding calendar month. Total fees paid to Hilton for such services during fiscal 2016 and 2015 totaled approximately $2.9 million and $3.6 million, respectively.

Employees

As of June 30, 2016, the Partnership, through Operating, had approximately 276 employees. Approximately 78% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers). The present CBAs expire in July 2018.

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

Legal Matters

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process and reflected the amount on the consolidated balance sheet in “Other assets, net” as it was under protest as of June 30, 2015.

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

The Partnership settled the two aforementioned legal matters with CCSF refunding $1.45 million apportioned half and half to each matter, resulting in approximately $340,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel legal settlement costs.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described in Note 1. On April 1, 2014, Defendants removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax. Defendants moved to compel arbitration on August 5, 2014, and the Superior Court denied that motion on September 23, 2014.

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

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement relating to the above-described litigation with Evon and Holdings. Under the settlement agreement, the Partnership will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as legal settlement costs during the year ended June 30, 2016. As of June 30, 2016, payments totaling approximately $2,750,000 were made related to this settlement. The amount due to Evon Corporation is presented under related party and other notes payable on the consolidated balance sheet. In connection with the settlement, a $50,000 payment was made to one limited partner for his interest in the Partnership.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice against the Respondents and also seeks declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. The arbitration is pending before JAMS in Los Angeles, but has been stayed pending conclusion of the action filed by Evon Corporation described above. No prediction can be given as to the outcome of this matter.

On April 15, 2016, the Partnership and Portsmouth filed a complaint in Los Angeles Superior Court against RSUI Indemnity Company (“RSUI”). The complaint alleges that RSUI breached an insurance contract by refusing to pay the defense and settlement costs incurred in connection with the above-described complaints and cross-complaint Evon filed against the Partnership and Portsmouth in 2014 in San Francisco Superior Court. On May 24, 2016, RSUI removed the action to the United States District Court for the Central District of California. No prediction can be given as to the outcome of this matter.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the “Plan”) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $108,000 and $61,000 during the years ended June 30, 2016 and 2015, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2016 and concluded that no additional subsequent events has occurred outside the normal course of business operations that require disclosure.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013 COSO Framework). Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None to report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2016:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	69	Fiscal 2016 Annual Meeting
	and Chief Executive Officer (1)

John C. Love	Director (1)(2)	76	Fiscal 2016 Annual Meeting

William J. Nance	Director(1)(2)	72	Fiscal 2016 Annual Meeting

Executive Officer:

David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	42	N/A

Corporate Secretary:	Secretary	43	N/A

Clyde W. Tinnen

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two competed fiscal years ended June 30, 2016 and 2015. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2016	$392,000	(1)	-	$443,000	(2)(4)	$835,000	(1)
Chairman; President	2015	$392,000	(1)	-	$43,000	(2)	$435,000	(1)
and Chief Executive Officer

David T. Nguyen	2016	$120,000		-	-		$120,000	(3)
Treasurer and Controller	2015	$118,000		$12,000	-		$130,000	(3)
(Principal Financial Officer)

(1) Includes salary and director’s fees received from the Company’s subsidiary, Portsmouth, in the amount of $272,000 for each of the fiscal years ended June 30, 2016 and 2015, respectively and directors fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe’s parent corporation, InterGroup, of $380,000 for each of the fiscal years ended June 30, 2016 and 2015, respectively.

(2) During fiscal 2016 and 2015, the Company and Portsmouth also paid combined annual premiums of $43,000, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. Portsmouth’s share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary and bonus paid by Portsmouth in the amount of $60,000 and $65,000 for fiscal years ended June 30, 2016 and 2015, respectively. Does not include $120,000 and $132,000 paid by Santa Fe’s parent company, InterGroup, for fiscal years 2016 and 2015, respectively.

(4) In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash. In fiscal 2016, Mr. Winfield was paid $400,000.

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

In fiscal year ended June 30, 2004, the disinterested members of the Boards of Directors of the Company and its subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2016 and 2015.

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

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2016.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation		Total

John C. Love	$58,000	(1)	-		$58,000

William J. Nance	$58,000	(1)	$200,000	(3)	$258,000

John V. Winfield(2)	-		-		-

(1) Mr. Love and Mr. Nance also serve as directors of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $42,000 in special Hotel committee fees paid to Mr. Love and Mr. Nance by Portsmouth related to the oversight of its Hotel asset. In June 2016, the Hotel Committee was terminated.

(2) As an executive officer, Mr. Winfield’s directors fees are reported in the Summary Compensation Table.

(3) In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash. In fiscal 2016, Mr. Nance was paid $200,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 26, 2016, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership (1)		Percent of Class (2)

The InterGroup Corporation	1,014,085		81.7%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

John V. Winfield	49,400		4.0%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

The InterGroup Corporation and	1,063,485	(3)	85.7%
John V. Winfield as a group

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of August 26, 2016.

(3) Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 62.1% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Security Ownership of Management.

The following table sets forth, as of August 26, 2016, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,063,485	(3)	85.7%

John C. Love	0	(4)	-

William J. Nance	0	(4)	-

David T. Nguyen	0		-

All Directors and Executive Officers as a Group (5 persons)	1,063,485		85.7%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of August 26, 2016.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 1,014,085 shares of Common Stock. As the President, Chairman of the Board and a 62.1% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) John C. Love is a 0.7% shareholder of InterGroup as well as a Director thereof. William J. Nance is also a Director of InterGroup and a 2.2% shareholder.

Security Ownership of Management in Subsidiary

As of August 26, 2016, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 97,962 shares are owned by Santa Fe’s parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 82.2% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth’s shares.

Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of August 26, 2016, Santa Fe and InterGroup owned 82.2% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 85.6% of the voting stock of Santa Fe. All of the Company’s Directors serve as directors of InterGroup and all three of the Company’s Directors serve on the Board of Portsmouth.

As of June 30, 2016, the Company has a note receivable from Intergroup in the amount of $614,000. The interest rate on the note is fixed at 4.85% and the note matures in December 2020.

As discussed in Note 9 – Related Party and Other Notes Payable, on July 2, 2014, the Partnership obtained from the Intergroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000 due in July 2016.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party In June 2016, GMP resigned and the Company is currently in discussions with several national third party hotel management companies to replace GMP.

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2016, $400,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. During each of the years ended June 30, 2016 and 2015, total compensation paid to Portsmouth under the new and previous agreements was $593,000 and $565,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management’s estimate of the pro rata utilization of resources. During each of the fiscal years ended June 30, 2016 and 2015, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Portsmouth and InterGroup and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of the Portsmouth and InterGroup, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield. During fiscal years 2016 and 2015, the Company paid annual premiums of $26,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2016 and 2015, Portsmouth also paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2016 and 2015 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2016	2015

Audit fees	$173,000	$173,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

TOTAL:	$173,000	$173,000

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

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 24 through 48:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2016 and 2015

Consolidated Statements of Operations for years ended June 30, 2016 and 2015

Consolidated Statements of Shareholders’ Equity (Deficit) for years ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows for years ended June 30, 2015 and 2015

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation (Restated Articles of Incorporation, dated August 12, 1997, are incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

3.(ii)	Bylaws (as amended February 15, 2000) incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 29, 2000).

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws)*

10.	Material Contracts:

10.1	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.2	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.4	Management Agreement, dated February 2, 2012, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: September 28, 2016	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 28, 2016	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 28, 2016
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 28, 2016
David T. Nguyen

/s/ John C. Love	Director	September 28, 2016
John C. Love

/s/ William J. Nance	Director	September 28, 2016
William J. Nance

