Form 10-Q
period 2016-12-31
SANTA FE FINANCIAL CORP
filed 2017-02-14
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 0-6877

SANTA FE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	95-2452529
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1100 Glendon Avenue., PH-1, Los Angeles, California 90024

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

☐ Yes   ☒ No

The number of shares outstanding of registrant’s Common Stock, as of February 7, 2017 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

As of	December 31, 2016	June 30, 2016
ASSETS
Investment in Hotel, net	$39,808,000	$41,018,000
Investment in real estate, net	5,071,000	5,051,000
Investment in marketable securities	6,188,000	6,358,000
Other investments, net	599,000	621,000
Cash and cash equivalents	2,336,000	3,397,000
Restricted cash - mortgage impounds	1,865,000	966,000
Accounts receivable - Hotel, net	881,000	3,218,000
Other assets, net	1,995,000	2,145,000
Deferred tax assets	10,760,000	11,088,000

Total assets	$69,503,000	$73,862,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$16,134,000	$18,966,000
Due to securities broker	1,277,000	586,000
Obligations for securities sold	321,000	57,000
Related party and other notes payable	8,920,000	11,246,000
Mortgage notes payable - real estate	3,309,000	3,343,000
Mortgage notes payable - Hotel, net	116,216,000	116,160,000

Total liabilities	146,177,000	150,358,000

Commitments and contingencies and subsequent event

Shareholders' deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(58,162,000)	(57,756,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(50,171,000)	(49,765,000)
Noncontrolling interest	(26,503,000)	(26,731,000)
Total shareholders' deficit	(76,674,000)	(76,496,000)

Total liabilities and shareholders' deficit	$69,503,000	$73,862,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2016	2015

Revenues:
Hotel	$12,837,000	$13,713,000
Real estate	87,000	109,000
Total revenues	12,924,000	13,822,000

Costs and operating expenses:
Hotel operating expenses	(9,926,000)	(11,969,000)
Real estate operating expenses	(44,000)	(41,000)
Depreciation and amortization expense	(811,000)	(755,000)
General and administrative expense	(238,000)	(244,000)

Total costs and operating expenses	(11,019,000)	(13,009,000)

Income from operations	1,905,000	813,000

Other income (expense):
Interest expense - mortgage	(1,932,000)	(1,965,000)
Net loss on marketable securities	(1,541,000)	(2,843,000)
Net unrealized loss on other investments	-	(26,000)
Impairment loss on other investments	(12,000)	(154,000)
Dividend and interest income	18,000	-
Trading and margin interest expense	(81,000)	(48,000)

Total other expense	(3,548,000)	(5,036,000)

Loss before income taxes	(1,643,000)	(4,223,000)
Income tax benefit	377,000	1,225,000

Net loss	(1,266,000)	(2,998,000)
Less: Net loss attributable to the noncontrolling interest	174,000	618,000

Net loss attributable to Santa Fe	$(1,092,000)	$(2,380,000)

Basic and diluted net loss per share attributable to Santa Fe	$(0.88)	$(1.92)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2016	2015

Revenues:
Hotel	$27,442,000	$28,851,000
Real estate	177,000	232,000
Total revenues	27,619,000	29,083,000

Costs and operating expenses:
Hotel operating expenses	(20,182,000)	(23,162,000)
Real estate operating expenses	(92,000)	(105,000)
Depreciation and amortization expense	(1,523,000)	(1,511,000)
General and administrative expense	(483,000)	(542,000)

Total costs and operating expenses	(22,280,000)	(25,320,000)

Income from operations	5,339,000	3,763,000

Other income (expense):
Interest expense - mortgage	(3,943,000)	(3,930,000)
Net loss on disposal of assets	-	(30,000)
Net loss on marketable securities	(1,116,000)	(2,665,000)
Net unrealized loss on other investments	-	(63,000)
Impairment loss on other investments	(22,000)	(154,000)
Dividend and interest income	36,000	2,000
Trading and margin interest expense	(144,000)	(107,000)

Total other expense	(5,189,000)	(6,947,000)

Income (loss) before income taxes	150,000	(3,184,000)
Income tax (expense) benefit	(328,000)	782,000

Net loss	(178,000)	(2,402,000)
Less: Net (income) loss attributable to the noncontrolling interest	(228,000)	353,000

Net loss attributable to Santa Fe	$(406,000)	$(2,049,000)

Basic and diluted net loss per share attributable to Santa Fe	$(0.33)	$(1.65)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31,	2016	2015
Cash flows from operating activities:
Net loss	$(178,000)	$(2,402,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	1,197,000	2,642,000
Unrealized loss on other investments	-	63,000
Impairment loss on other investments	22,000	154,000
Loss on disposal of assets	-	30,000
Deferred tax asset	328,000	(782,000)
Depreciation and amortization	1,523,000	1,511,000
Changes in assets and liabilities:
Investment in marketable securities	(1,027,000)	(64,000)
Accounts receivable	2,337,000	5,662,000
Other assets	262,000	(271,000)
Accounts payable and other liabilities	(2,832,000)	(927,000)
Due to securities broker	691,000	-
Obligations for securities sold	264,000	-
Net cash provided by operating activities	2,587,000	5,616,000

Cash flows from investing activities:
Payments for hotel and real estate investments	(389,000)	(3,021,000)
Net cash used in investing activities	(389,000)	(3,021,000)

Cash flows from financing activities:
Restricted cash - payments to mortgage impounds, net	(899,000)	(91,000)
Net payments of related party and other notes payable	(2,360,000)	(295,000)
Net cash used in financing activities	(3,259,000)	(386,000)

Net (decrease) increase in cash and cash equivalents:	(1,061,000)	2,209,000
Cash and cash equivalents at the beginning of the period	3,397,000	1,146,000
Cash and cash equivalents at the end of the period	$2,336,000	$3,355,000

Supplemental information:
Interest paid	$4,010,000	$3,951,000

Non-cash transaction:
Conversion of other investments to marketable securities	$-	$6,659,000

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

The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017.

For the three and six months ended December 31, 2016 and 2015, the Company had no components of comprehensive income other than net income itself.

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

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice has a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a management agreement with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017.   The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. Justice began managing the parking garage in-house after the termination of Ace Parking.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods within these annual periods beginning after December 15, 2015 and early application is permitted. The Company adopted this standard during the quarter and reclassified the debt issuance costs of $840,000 from Other Assets to Mortgage notes payable – Hotel, net on the June 30, 2016 consolidated balance sheet.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2016	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	27,674,000	(23,840,000)	3,834,000
Building and improvements	59,771,000	(25,693,000)	34,078,000
	$89,341,000	$(49,533,000)	$39,808,000

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	28,857,000	(23,097,000)	5,760,000
Building and improvements	58,370,000	(25,008,000)	33,362,000
	$89,123,000	$(48,105,000)	$41,018,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	December 31, 2016	June 30, 2016
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,867,000	2,797,000
Accumulated depreciation	(1,199,000)	(1,149,000)
	4,098,000	4,078,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,071,000	$5,051,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2016 and June 30, 2016, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of December 31, 2016
Corporate
Equities	$11,639,000	$359,000	$(5,810,000)	$(5,451,000)	$6,188,000

As of June 30, 2016
Corporate
Equities	$10,613,000	$435,000	$(4,690,000)	$(4,255,000)	$6,358,000

As of December 31, 2016 and June 30, 2016, approximately 57% and 74%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of December 31, 2016 and June 30, 2016, the Company had $1,938,000 and $1,770,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and six months ended December 31, 2016 and 2015, respectively.

For the three months ended December 31,	2016	2015
Realized loss on marketable securities	$(39,000)	$-
Unrealized loss on marketable securities	(1,502,000)	(2,843,000)

Net loss on marketable securities	$(1,541,000)	$(2,843,000)

For the six months ended December 31,	2016	2015
Realized gain (loss) on marketable securities	$81,000	$(23,000)
Unrealized loss on marketable securities	(1,197,000)	(2,642,000)

Net loss on marketable securities	$(1,116,000)	$(2,665,000)

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

Other investments, net consist of the following:

Type	December 31, 2016	June 30, 2016
Private equity hedge fund, at cost	$568,000	$568,000
Other preferred stock, at cost	31,000	53,000
Warrants - at fair value	-	-
	$599,000	$621,000

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	12/31/2016	6/30/2016
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$3,620,000	$4,684,000
Energy	1,388,000	733,000
Financial services	315,000	366,000
Other	865,000	575,000
	$6,188,000	$6,358,000

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

			Net loss for the six months
Assets	Level 3	December 31, 2016	ended December 31, 2016

Other non-marketable investments	$599,000	$599,000	$(22,000)

			Net loss for the six months
Assets	Level 3	June 30, 2016	ended December 31, 2015

Other non-marketable investments	$621,000	$621,000	$(154,000)

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three and six months ended December 31, 2016 and 2015, respectively. Operating income for rental properties consist of rental income. Segment income from hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$12,837,000	$87,000	$-	$-	$12,924,000
Segment operating expenses	(9,926,000)	(44,000)	-	(238,000)	(10,208,000)
Segment income (loss)	2,911,000	43,000	-	(238,000)	2,716,000
Interest expense - mortgage	(1,909,000)	(23,000)	-	-	(1,932,000)
Depreciation and amortization expense	(785,000)	(26,000)	-	-	(811,000)
Loss from investments	-	-	(1,616,000)	-	(1,616,000)
Income tax benefit	-	-	-	377,000	377,000
Net income (loss)	$217,000	$(6,000)	$(1,616,000)	$139,000	$(1,266,000)
Total assets	$46,455,000	$5,071,000	$6,787,000	$11,190,000	$69,503,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2015	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,713,000	$109,000	$-	$-	$13,822,000
Segment operating expenses	(11,969,000)	(41,000)	-	(244,000)	(12,254,000)
Segment income (loss)	1,744,000	68,000	-	(244,000)	1,568,000
Loss on disposal of assets	-	-	-	-	-
Interest expense - mortgage	(1,941,000)	(24,000)	-	-	(1,965,000)
Depreciation and amortization expense	(734,000)	(21,000)	-	-	(755,000)
Loss from investments	-	-	(3,071,000)	-	(3,071,000)
Income tax benefit	-	-	-	1,225,000	1,225,000
Net income (loss)	$(931,000)	$23,000	$(3,071,000)	$981,000	$(2,998,000)

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$27,442,000	$177,000	$-	$-	$27,619,000
Segment operating expenses	(20,182,000)	(92,000)	-	(483,000)	(20,757,000)
Segment income (loss)	7,260,000	85,000	-	(483,000)	6,862,000
Interest expense - mortgage	(3,897,000)	(46,000)	-	-	(3,943,000)
Depreciation and amortization expense	(1,473,000)	(50,000)	-	-	(1,523,000)
Loss from investments	-	-	(1,246,000)	-	(1,246,000)
Income tax expense	-	-	-	(328,000)	(328,000)
Net income (loss)	$1,890,000	$(11,000)	$(1,246,000)	$(811,000)	$(178,000)
Total assets	$46,455,000	$5,071,000	$6,787,000	$11,190,000	$69,503,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2015	Operations	Operations	Transactions	Corporate	Total
Revenues	$28,851,000	$232,000	$-	$-	$29,083,000
Segment operating expenses	(23,162,000)	(105,000)	-	(542,000)	(23,809,000)
Segment income (loss)	5,689,000	127,000	-	(542,000)	5,274,000
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Interest expense - mortgage	(3,882,000)	(48,000)	-	-	(3,930,000)
Depreciation and amortization expense	(1,471,000)	(40,000)	-	-	(1,511,000)
Loss from investments	-	-	(2,987,000)	-	(2,987,000)
Income tax benefit	-	-	-	782,000	782,000
Net income (loss)	$306,000	$39,000	$(2,987,000)	$240,000	$(2,402,000)

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings as described in Note 2 of the Company’s June 30, 2016 10-K Report. The loan was extended to June 30, 2017. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

Justice has an outstanding accounts payable balance to Intergroup for approximately $316,000 for management fees related to the management of the Hotel from June to December of 2016.

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

NOTE 9 – SUBSEQUENT EVENT

After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a management agreement with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017.   The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.

Item 1 – LEGAL PROCEEDINGS

The Company is involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings, such as employment or labor disputes, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks.

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement with Evon and Holdings. Under this settlement agreement, the Partnership agreed to pay Evon Corporation $5,575,000 no later than January 10, 2017. As of January 17, 2017, all conditions of the settlement agreement have been satisfied by the Company.

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

Justice has a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a management agreement with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017.   The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. Justice began managing the parking garage in-house after the termination of Ace Parking.

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

Three months Ended December 31, 2016 Compared to Three months Ended December 30, 2015

The Company had a net loss of $1,266,000 for the three months ended December 31, 2016 compared to net loss of $2,998,000 for the three months ended December 31, 2015. The decrease in the net loss is primarily attributable to the higher income from the Hotel operations and the decrease in investment related losses.

Hotel Operations

Net income from Hotel operations was $217,000 for the three months ended December 31, 2016 compared to a net loss of $931,000 for the three months ended December 31, 2015. The change is primarily due to the reduction of expenses as the result of the resignation of GMP management in June 2016 and the decrease in legal expenses as the result of the legal settlement that was reached in May 2016. Please see Note 17 of the Company’s June 30, 2016 10-K report for further information. The decrease in operating expenses was partially offset by the decrease in total Hotel revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2016 and 2015.

For the three months ended December 31,	2016	2015
Hotel revenues:
Hotel rooms	$10,497,000	$10,796,000
Food and beverage	1,506,000	1,858,000
Garage	643,000	674,000
Other operating departments	191,000	385,000
Total hotel revenues	12,837,000	13,713,000
Operating expenses excluding depreciation and amortization	(9,926,000)	(11,969,000)
Operating income before interest, depreciation and amortization	2,911,000	1,744,000
Interest expense - mortgage	(1,909,000)	(1,941,000)
Depreciation and amortization expense	(785,000)	(734,000)
Net income (loss) from Hotel operations	$217,000	$(931,000)

For the three months ended December 31, 2016, the Hotel had operating income of $2,911,000 before interest, depreciation and amortization on total operating revenues of $12,837,000 compared to operating income of $1,744,000 before interest, depreciation and amortization on total operating revenues of $13,713,000 for the three months ended December 31, 2015.  Room revenues decreased by $299,000 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily as the result of the decrease in group business and the decrease in the average daily rate. Food and beverage revenue decreased by $352,000 as the result of the reduction in the catering and banquet services from the decrease in the group business.

Total operating expenses decreased by $2,043,000 this quarter as compared to the previous comparable quarter primarily due to the decrease in operating expenses related to the resignation of GMP management, the reduction in legal expenses and management efforts to reduce operating expenses in all areas.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended December 31, 2016 and 2015.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$236	89%	$210
2015	$243	89%	$216

The Hotel’s total revenues decreased by 6.4% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $7 and RevPAR decreased by $6 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Average occupancy remained consistent with the prior comparable quarter.

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

Real Estate Operations

Real estate revenues decreased to $87,000 for the three months ended December 31, 2016 from $109,000 for the three months ended December 31, 2015 primarily as the result of higher vacancies due to the on-going renovation of several of the units while operating expenses remained relatively consistent during both periods.

Investment Transactions

The Company had a net loss on marketable securities of $1,541,000 for the three months ended December 31, 2016 compared to a net loss on marketable securities of $2,843,000 for the three months ended December 31, 2015. For the three months ended December 31, 2016, approximately $1,477,000 of the $1,541,000 net loss is related to the Company’s investment in the common stock of Comstock Mining, Inc. (Comstock). For the comparative three months ended December 31, 2015, approximately $2,801,000 of the $2,843,000 net loss is related to the Company’s investment in the Comstock. For the three months ended December 31, 2016, the Company had a net realized loss of $39,000 and a net unrealized loss of $1,502,000. For the three months ended December 31, 2015, the Company had a net unrealized loss of $2,843,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit during the three months ended December 31, 2016 and 2015 represents primarily the income tax effect on the Portsmouth’s pretax loss which includes its share of the net income of the Hotel.

Six months Ended December 31, 2016 Compared to Six months Ended December 31, 2015

The Company had a net loss of $178,000 for the six months ended December 31, 2016 compared to net loss of $2,402,000 for the six months ended December 31, 2015. The decrease in the net loss is primarily attributable to the higher income from the Hotel operations and the decrease in investment related losses.

Hotel Operations

Net income from Hotel operations was $1,890,000 for the six months ended December 31, 2016 compared to net income of $306,000 for the six months ended December 31, 2015. The change is primarily due to the reduction of expenses as the result of the resignation of GMP management in June 2016, the decrease in legal expenses as the result of the legal settlement that was reached in May 2016 and management’s efforts to reduce operating expenses. The decrease in operating expenses was partially offset by the decrease in total Hotel revenues.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2016 and 2015.

For the six months ended December 31,	2016	2015
Hotel revenues:
Hotel rooms	$22,795,000	$23,403,000
Food and beverage	2,955,000	3,508,000
Garage	1,324,000	1,359,000
Other operating departments	368,000	581,000
Total hotel revenues	27,442,000	28,851,000
Operating expenses excluding depreciation and amortization	(20,182,000)	(23,162,000)
Operating income before loss on disposal of assets, interest, depreciation and amortization	7,260,000	5,689,000
Loss on disposal of assets	-	(30,000)
Interest expense - mortgage	(3,897,000)	(3,882,000)
Depreciation and amortization expense	(1,473,000)	(1,471,000)
Net income from Hotel operations	$1,890,000	$306,000

For the six months ended December 31, 2016, the Hotel had operating income of $7,260,000 before loss on disposal of assets, interest, depreciation and amortization on total operating revenues of $27,442,000 compared to operating income of $5,689,000 before loss on disposal of assets, interest, depreciation and amortization on total operating revenues of $28,851,000 for the six months ended December 31, 2015.  Room revenues decreased by $608,000 for the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily as the result of the decrease in group business and the decrease in the average daily rate. Food and beverage revenue decreased by $553,000 as the result of the reduction in the catering and banquet services from the decrease in the group business.

Total operating expenses decreased by $2,980,000 this for the six months ended December 31, 2016 as compared to the comparable six months ended December 31, 2015 primarily due to the decrease in operating expenses related to the resignation of GMP management, the reduction in legal expenses and management efforts to reduce operating expenses in all areas.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the six months ended December 31, 2016 and 2015.

Six months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$245	93%	$228
2015	$254	92%	$234

The Hotel’s total revenues decreased by 4.9% for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. Average daily rate decreased by $9 and RevPAR decreased by $6 for the six months ended December 31, 2016 compared to the six months ended December 31, 2015. Average occupancy increased by 1% during the six months ended December 31, 2016 versus the comparable period.

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

Real Estate Operations

Real estate revenues decreased to $177,000 for the six months ended December 31, 2016 from $232,000 for the six months ended December 31, 2015 primarily as the result of higher vacancies due to the on-going renovation of several of the units while operating expenses decreased by $13,000 during the current period.

Investment Transactions

The Company had a net loss on marketable securities of $1,116,000 for the six months ended December 31, 2016 compared to a net loss on marketable securities of $2,665,000 for the six months ended December 31, 2015. For the six months ended December 31, 2016, the Company had a net loss of approximately $1,208,000 related to the Company’s investment in the common stock of Comstock. For the comparative six months ended December 31, 2015, the Company had a net loss of approximately $2,591,000 related to the Company’s investment in Comstock. For the six months ended December 31, 2016, the Company had a net realized gain of $81,000 and a net unrealized loss of $1,197,000. For the six months ended December 31, 2015, the Company had a net realized loss of 23,000 and a net unrealized loss of $2,642,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax (expense) benefit during the six months ended December 31, 2016 and 2015 represents primarily the income tax effect on the Portsmouth’s pretax income (loss) which includes its share of the net income of the Hotel.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings as described in Note 2 of the Company’s June 30, 2016 10-K Report. The loan was extended to June 30, 2017. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

Despite an uncertain economy, the Hotel has continued to generate positive operating income. While the debt service requirements related the loans may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2016 and June 30, 2016 by selected industry groups.

		% of Total
As of December 31, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,620,000	58.5%
Energy	1,388,000	22.4%
Financial services	315,000	5.1%
Other	865,000	14.0%
	$6,188,000	100.0%

		% of Total
As of June 30, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,684,000	73.7%
Energy	733,000	11.5%
Financial services	366,000	5.8%
Other	575,000	9.0%
	$6,358,000	100.0%

As of December 31, 2016, the Company’s investment in marketable securities portfolio consists primarily of 57% of the common stock of Comstock which is included in the basic materials industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods

For the three months ended December 31,	2016	2015
Net loss on marketable securities	$(1,541,000)	$(2,843,000)
Net unrealized loss on other investments	-	(26,000)
Impairment loss on other investments	(12,000)	(154,000)
Dividend and interest income	18,000	-
Margin interest expense	(40,000)	(10,000)
Trading and management expenses	(41,000)	(38,000)
	$(1,616,000)	$(3,071,000)

For the six months ended December 31,	2016	2015
Net loss on marketable securities	$(1,116,000)	$(2,665,000)
Net unrealized loss on other investments	-	(63,000)
Impairment loss on other investments	(22,000)	(154,000)
Dividend and interest income	36,000	2,000
Margin interest expense	(67,000)	(21,000)
Trading and management expenses	(77,000)	(86,000)
	$(1,246,000)	$(2,987,000)

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2016, the Company’s material financial obligations which also including interest payments:

		6 Months
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$120,309,000	$708,000	$1,473,000	$1,552,000	$1,636,000	$1,685,000	$113,255,000
Related party and other notes payable	8,920,000	5,279,000	317,000	317,000	317,000	317,000	2,373,000
Interest	50,531,000	5,415,000	7,153,000	7,073,000	6,991,000	6,838,000	17,061,000
Total	$179,760,000	$11,402,000	$8,943,000	$8,942,000	$8,944,000	$8,840,000	$132,689,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2016. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for a summary of the critical accounting policies.

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

Santa Fe did not repurchase any of its own securities during the second quarter of its fiscal year ending June 30, 2017 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe’s common stock made by its parent company, The InterGroup Corporation, for its own account, during the second quarter of fiscal 2017. InterGroup can be considered an affiliated purchaser.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2017	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
October 1-October 31)	-	-	-	N/A

Month #2
November 1-November 30)	785	$28.71	-	N/A

Month #3
(December 1-December 31)	300	$27.05	-	N/A

TOTAL:	1,085	$28.25	-	N/A

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: February 14, 2017	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: February 14, 2017	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 22 -