Form 10-Q
period 2017-03-31
SANTA FE FINANCIAL CORP
filed 2017-05-15
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 28, 2017 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

As of	March 31, 2017	June 30, 2016
ASSETS
Investment in Hotel, net	$39,089,000	$41,018,000
Investment in real estate, net	5,033,000	5,051,000
Investment in marketable securities	6,045,000	6,358,000
Other investments, net	704,000	621,000
Cash and cash equivalents	5,603,000	3,397,000
Restricted cash - mortgage impounds	2,411,000	966,000
Accounts receivable - Hotel, net	2,992,000	3,218,000
Other assets, net	1,816,000	2,145,000
Deferred tax assets	10,742,000	11,088,000

Total assets	$74,435,000	$73,862,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$17,147,000	$18,966,000
Due to securities broker	1,331,000	586,000
Obligations for securities sold	579,000	57,000
Related party and other notes payable	13,006,000	11,246,000
Mortgage notes payable - real estate	3,291,000	3,343,000
Mortgage notes payable - Hotel, net	116,008,000	116,160,000

Total liabilities	151,362,000	150,358,000

Shareholders' deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(58,439,000)	(57,756,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(50,448,000)	(49,765,000)
Noncontrolling interest	(26,479,000)	(26,731,000)
Total shareholders' deficit	(76,927,000)	(76,496,000)

Total liabilities and shareholders' deficit	$74,435,000	$73,862,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31,	2017	2016

Revenues:
Hotel	$13,495,000	$14,481,000
Real estate	85,000	102,000
Total revenues	13,580,000	14,583,000

Costs and operating expenses:
Hotel operating expenses	(10,333,000)	(11,831,000)
Hotel restructuring costs	-	(5,236,000)
Real estate operating expenses	(43,000)	(20,000)
Depreciation and amortization expense	(690,000)	(777,000)
General and administrative expense	(236,000)	(254,000)

Total costs and operating expenses	(11,302,000)	(18,118,000)

Income (loss) from operations	2,278,000	(3,535,000)

Other income (expense):
Interest expense - mortgage	(2,027,000)	(1,944,000)
Net loss on marketable securities	(359,000)	(208,000)
Impairment loss on other investments	(75,000)	(158,000)
Dividend and interest income	25,000	6,000
Trading and margin interest expense	(77,000)	(51,000)

Total other expense, net	(2,513,000)	(2,355,000)

Loss before income taxes	(235,000)	(5,890,000)
Income tax (expense) benefit	(18,000)	1,970,000

Net loss	(253,000)	(3,920,000)
Less: Net (income) loss attributable to the noncontrolling interest	(24,000)	1,395,000

Net loss attributable to Santa Fe Financial Corp.	$(277,000)	$(2,525,000)

Basic and diluted net loss per share attributable to Santa Fe Financial Corp.	$(0.22)	$(2.03)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the nine months ended March 31,	2017	2016

Revenues:
Hotel	$40,937,000	$43,332,000
Real estate	262,000	334,000
Total revenues	41,199,000	43,666,000

Costs and operating expenses:
Hotel operating expenses	(30,515,000)	(34,993,000)
Hotel restructuring costs	-	(5,236,000)
Real estate operating expenses	(135,000)	(125,000)
Depreciation and amortization expense	(2,213,000)	(2,288,000)
General and administrative expense	(719,000)	(796,000)

Total costs and operating expenses	(33,582,000)	(43,438,000)

Income from operations	7,617,000	228,000

Other income (expense):
Interest expense - mortgage	(5,970,000)	(5,874,000)
Loss on disposal of assets	-	(30,000)
Net loss on marketable securities	(1,475,000)	(2,873,000)
Net unrealized loss on other investments	-	(63,000)
Impairment loss on other investments	(97,000)	(312,000)
Dividend and interest income	61,000	8,000
Trading and margin interest expense	(221,000)	(158,000)

Other expense, net	(7,702,000)	(9,302,000)

Loss before income taxes	(85,000)	(9,074,000)
Income tax (expense) benefit	(346,000)	2,752,000

Net loss	(431,000)	(6,322,000)
Less: Net (income) loss attributable to the noncontrolling interest	(252,000)	1,748,000

Net loss attributable to Santa Fe Financial Corp.	$(683,000)	$(4,574,000)

Basic and diluted net loss per share attributable to Santa Fe Financial Corp.	$(0.55)	$(3.68)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31,	2017	2016
Cash flows from operating activities:
Net loss	$(431,000)	$(6,322,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	1,643,000	2,987,000
Deferred taxes	346,000	(2,752,000)
Unrealized loss on other investments	-	63,000
Impairment loss on other investments	97,000	312,000
Loss on disposal of assets	-	30,000
Depreciation	2,213,000	2,288,000
Amortization of loan costs	84,000	84,000
Changes in operating assets and liabilities:
Investment in marketable securities	(1,330,000)	(258,000)
Accounts receivable	2,226,000	3,882,000
Other assets	329,000	1,009,000
Accounts payable and other liabilities	(1,819,000)	1,242,000
Due to securities broker	745,000	43,000
Obligations for securities sold	522,000	37,000
Net cash provided by operating activities	4,625,000	2,645,000

Cash flows from investing activities:
Payments for hotel and real estate investments	(266,000)	(3,627,000)
Payments for other investments	(180,000)	-
Net cash used in investing activities	(446,000)	(3,627,000)

Cash flows from financing activities:
Restricted cash - (payments to) withdrawal of mortgage impounds, net	(1,445,000)	182,000
Net (payments) proceeds from mortgage and other notes payable	(528,000)	5,007,000
Redemption payment to noncontrolling interest	-	(50,000)
Net cash provided by financing activities	(1,973,000)	5,139,000

Net increase in cash and cash equivalents:	2,206,000	4,157,000
Cash and cash equivalents at the beginning of the period	3,397,000	1,146,000
Cash and cash equivalents at the end of the period	$5,603,000	$5,303,000

Supplemental information:
Interest paid	$6,078,000	$5,906,000

Non-cash transaction:
Key money incentive fee	$2,000,000	$-
Conversion of other investments to marketable securities	$-	$6,659,000

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

The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017.

For the three and nine months ended March 31, 2017 and 2016, the Company had no components of comprehensive income other than net income itself.

Santa Fe Financial Corporation, a Nevada corporation, owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 81.7%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth, a public company.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93.1% of the voting interest in Justice and is the sole general partner.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,00 is included in accounts receivable in the condensed consolidated balance sheets as of March 31, 2017.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking. Effective February 3, 2017, Interstate took over the management of the parking garage along with the Hotel.

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

Obligations for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the condensed consolidated statements of operations.

Income Tax

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax (expense) benefit during the nine months ended March 31, 2017 and 2016 represents primarily the income tax effect on the Portsmouth’s pretax income (loss) which includes its share of the net income of the Hotel.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations. The Company also generates cash from the investment of its cash and marketable securities, other investments and the ownership of real estate.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan.  The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due thru January 2017.  Beginning in February 2017, the loan began to amortize over a thirty-year period thru its maturity date of January 2024.  As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender.  The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan.  The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024.  As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently as of March 31, 2017.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods within these annual periods beginning after December 15, 2015 and early application is permitted. The Company adopted this standard beginning with the quarter ended December 31, 2016 and reclassified the debt issuance costs of $840,000 from Other Assets to Mortgage notes payable – Hotel, net on the June 30, 2016 condensed consolidated balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company in the first quarter of 2019, with the option to adopt it in the first quarter of 2018. We currently anticipate adopting the new standard effective July 1, 2019. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing the analysis on the impact this guidance will have on the consolidated financial statements and related disclosures, the Company does not expect the impact to be material.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2017	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	27,674,000	(24,212,000)	3,462,000
Building and improvements	59,771,000	(26,040,000)	33,731,000
	$89,341,000	$(50,252,000)	$39,089,000

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	28,857,000	(23,097,000)	5,760,000
Building and improvements	58,370,000	(25,008,000)	33,362,000
	$89,123,000	$(48,105,000)	$41,018,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	March 31, 2017	June 30, 2016
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,855,000	2,797,000
Accumulated depreciation	(1,225,000)	(1,149,000)
	4,060,000	4,078,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,033,000	$5,051,000

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2017 and June 30, 2016, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2017
Corporate
Equities	$11,918,000	$433,000	$(6,306,000)	$(5,873,000)	$6,045,000

As of June 30, 2016
Corporate
Equities	$10,613,000	$435,000	$(4,690,000)	$(4,255,000)	$6,358,000

As of March 31, 2017, and June 30, 2016, approximately 50% and 74%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of March 31, 2017 and June 30, 2016, the Company had $6,226,000 and $1,770,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and nine months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31,	2017	2016
Realized gain on marketable securities	$87,000	$137,000
Unrealized loss on marketable securities	(446,000)	(345,000)

Net loss on marketable securities	$(359,000)	$(208,000)

For the nine months ended March 31,	2017	2016
Realized gain on marketable securities	$168,000	$114,000
Unrealized loss on marketable securities	(1,643,000)	(2,987,000)

Net loss on marketable securities	$(1,475,000)	$(2,873,000)

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

Other investments, net consist of the following as of:

Type	March 31, 2017	June 30, 2016
Private equity hedge fund, at cost	$493,000	$568,000
Other investments, net	211,000	53,000
	$704,000	$621,000

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., related party and other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	March 31, 2017	June 30, 2016
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$3,050,000	$4,684,000
Energy	1,209,000	733,000
Other	1,786,000	941,000
	$6,045,000	$6,358,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2017	ended March 31, 2017

Other non-marketable investments	$704,000	$704,000	$(97,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2016	ended March 31, 2016

Other non-marketable investments	$621,000	$621,000	$(312,000)

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the condensed consolidated financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information. Information below represents reporting segments for the three and nine months ended March 31, 2017 and 2016, respectively. Operating income for rental properties consist of rental income. Segment income from hotel operations consists of the operation of the hotel and operation of the garage. Income (loss) from investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,495,000	$85,000	$-	$-	$13,580,000
Segment operating expenses	(10,333,000)	(43,000)	-	(236,000)	(10,612,000)
Segment income (loss)	3,162,000	42,000	-	(236,000)	2,968,000
Interest expense - mortgage	(2,005,000)	(22,000)	-	-	(2,027,000)
Depreciation and amortization expense	(664,000)	(26,000)	-	-	(690,000)
Loss from investments	-	-	(486,000)	-	(486,000)
Income tax expense	-	-	-	(18,000)	(18,000)
Net income (loss)	$493,000	$(6,000)	$(486,000)	$(254,000)	$(253,000)
Total assets	$48,728,000	$5,033,000	$6,749,000	$13,925,000	$74,435,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$14,481,000	$102,000	$-	$-	$14,583,000
Segment operating expenses	(17,067,000)	(20,000)	-	(254,000)	(17,341,000)
Segment income (loss)	(2,586,000)	82,000	-	(254,000)	(2,758,000)
Loss on disposal of assets	-	-	-	-	-
Interest expense - mortgage	(1,921,000)	(23,000)	-	-	(1,944,000)
Depreciation and amortization expense	(755,000)	(22,000)	-	-	(777,000)
Loss from investments	-	-	(411,000)	-	(411,000)
Income tax benefit	-	-	-	1,970,000	1,970,000
Net income (loss)	$(5,262,000)	$37,000	$(411,000)	$1,716,000	$(3,920,000)

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$40,937,000	$262,000	$-	$-	$41,199,000
Segment operating expenses	(30,515,000)	(135,000)	-	(719,000)	(31,369,000)
Segment income (loss)	10,422,000	127,000	-	(719,000)	9,830,000
Interest expense - mortgage	(5,902,000)	(68,000)	-	-	(5,970,000)
Depreciation and amortization expense	(2,137,000)	(76,000)	-	-	(2,213,000)
Loss from investments	-	-	(1,732,000)	-	(1,732,000)
Income tax expense	-	-	-	(346,000)	(346,000)
Net income (loss)	$2,383,000	$(17,000)	$(1,732,000)	$(1,065,000)	$(431,000)
Total assets	$48,728,000	$5,033,000	$6,749,000	$13,925,000	$74,435,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$43,332,000	$334,000	$-	$-	$43,666,000
Segment operating expenses	(40,229,000)	(125,000)	-	(796,000)	(41,150,000)
Segment income (loss)	3,103,000	209,000	-	(796,000)	2,516,000
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Interest expense - mortgage	(5,803,000)	(71,000)	-	-	(5,874,000)
Depreciation and amortization expense	(2,226,000)	(62,000)	-	-	(2,288,000)
Loss from investments	-	-	(3,398,000)	-	(3,398,000)
Income tax benefit	-	-	-	2,752,000	2,752,000
Net income (loss)	$(4,956,000)	$76,000	$(3,398,000)	$1,956,000	$(6,322,000)

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

In March 2017, Portsmouth obtained from InterGroup an unsecured loan in the principal amount of $2,700,000 at 5% per year fixed interest, with a term of 1 year, payable interest only each month. In April 2017, the balance of the loan was repaid along with all accrued interest.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the principal amount of $1,000,000 at 5% per year fixed interest, with a term of 5 months and maturing September 6, 2017. Accrued interest and monthly principal installments in the amount of $200,000 are due and payable commencing on May 1, 2017 and continuing on the first day of each calendar month thereafter, until five months after the date of the loan at which time any unpaid balance of principal and interest on the note is due and payable.

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

NOTE 9 – SUBSEQUENT EVENTS

Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently as of March 31, 2017.

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

In March 2017, the Company entered into a settlement agreement with RSUI Indemnity Company ("RSUI"), the insurer for the Company's Directors and Officers Liability Policies. Under this settlement agreement, Justice received $900,000 from RSUI to resolve allegations that RSUI had committed breach of contract and bad faith in handling a claim.

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement with Evon Corporation (“Evon”) and Holdings. Under this settlement agreement, the Partnership agreed to pay Evon $5,575,000 no later than January 10, 2017. As of January 10, 2017, all conditions of the settlement agreement have been satisfied by the Company.

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “will”, “would” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with HLT Franchise Holding LLC (“Hilton”). The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017.  Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned.  After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017.   The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.  The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement.   The $2,000,00 is included in accounts receivable in the condensed consolidated balance sheets as of March 31, 2017.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking. Effective February 3, 2017, Interstate took over the management of the parking garage along with the Hotel.

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

Three months Ended March 31, 2017 Compared to Three months Ended March 31, 2016

The Company had a net loss of $253,000 for the three months ended March 31, 2017 compared to net loss of $3,920,000 for the three months ended March 31, 2016. The decrease in the net loss is primarily attributable to the $5,236,000 of Hotel restructuring costs incurred during the three months ended March 31, 2016 and the decrease in Hotel operating expenses, partially offset by the decrease in Hotel revenues during the three months ended March 31, 2017.

Hotel Operations

The Company had net income from Hotel operations of $493,000 for the three months ended March 31, 2017 compared to a net loss of $5,262,000 for the three months ended March 31, 2016. The change is primarily due to the Hotel restructuring costs of $5,236,000 incurred during the three months ended March 31, 2016 related to the settlement with Evon and Holdings and the decrease in the related legal expenses during the three months ended March 31, 2017. Please see Note 17 of the Company’s June 30, 2016 10-K report for further information. Additionally, during the quarter ended March 31, 2017, Justice reached a legal settlement with RSUI, the insurer for its Directors and Officers Liability Policies and received a payment in the amount of $900,000 from RSUI which was included as a reduction in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2017 and 2016.

For the three months ended March 31,	2017	2016
Hotel revenues:
Hotel rooms	$11,212,000	$11,764,000
Food and beverage	1,394,000	1,739,000
Garage	622,000	666,000
Other operating departments	267,000	312,000
Total hotel revenues	13,495,000	14,481,000
Operating expenses excluding depreciation and amortization	(10,333,000)	(11,831,000)
Hotel restructuring costs	-	(5,236,000)
Operating income (loss) before interest, depreciation and amortization	3,162,000	(2,586,000)
Interest expense - mortgage	(2,005,000)	(1,921,000)
Depreciation and amortization expense	(664,000)	(755,000)
Net income (loss) from Hotel operations	$493,000	$(5,262,000)

For the three months ended March 31, 2017, the Hotel had operating income of $3,162,000 before interest, depreciation and amortization on total operating revenues of $13,495,000 compared to operating loss of $2,586,000 before interest, depreciation and amortization on total operating revenues of $14,481,000 for the three months ended March 31, 2016.  Room revenues decreased by $552,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as the result of the decrease in group business. Food and beverage revenue decreased by $345,000 as the result of the reduction in the catering and banquet services from the decrease in the group business. Total operating expenses decreased by $1,498,000 during the quarter ended March 31, 2017 as compared to the same period ended March 31, 2016 as the result of the $900,000 received from RSUI noted above and to a lesser extent, the decrease in various other Hotel operating expenses.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended March 31, 2017 and 2016.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$272	85%	$229
2016	$265	90%	$238

The Hotel’s total revenues decreased by 6.8% this quarter as compared to the previous comparable quarter. Average daily rate increased by $7 and RevPAR decreased by $9 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Average occupancy was 85% and 90%, for the respective comparable periods.

Real Estate Operations

Real estate revenues decreased to $85,000 for the three months ended March 31, 2017 from $102,000 for the three months ended March 31, 2016 primarily as the result of higher vacancies due to the on-going renovation of several of the units. Operating expenses increased during the current quarter as the result of higher repairs and maintenance related expenses.

Investment Transactions

The Company had a net loss on marketable securities of $359,000 for the three months ended March 31, 2017 compared to a net loss on marketable securities of $208,000 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company had approximately $537,000 in unrealized losses related to the Company’s investment in the common stock of Comstock Mining, Inc. (Comstock). For the comparative three months ended March 31, 2016, the Company had approximately $403,000 in unrealized losses related to the Company’s investment in the common stock of Comstock. For the three months ended March 31, 2017, the Company had a net realized gain of $87,000 and a net unrealized loss of $446,000. For the three months ended March 31, 2016, the Company had a net realized gain of $137,000 and a net unrealized loss of $345,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax (expense) benefit during the three months ended March 31, 2017 and 2016 represents primarily the income tax effect on the Portsmouth’s pretax income which includes its share of the net income (loss) of the Hotel.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

The Company had a net loss of $431,000 for the nine months ended March 31, 2017 compared to net loss of $6,322,000 for the nine months ended March 31, 2016. The decrease in the net loss is primarily due to the $5,236,000 of Hotel restructuring costs incurred during the nine months ended March 31, 2016 and the decrease in Hotel operating expenses, partially offset by the decrease in Hotel revenues and to a lesser extent, the decrease in investment related losses.

Hotel Operations

Net income from Hotel operations was $2,383,000 for the nine months ended March 31, 2017 compared to net loss of $4,956,000 for the nine months ended March 31, 2016. The change is due to the $5,236,000 of Hotel restructuring costs incurred during the nine months ended March 31, 2016 and the decrease in Hotel operating expenses, partially offset by the decrease in Hotel revenues.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2017 and 2016.

For the nine months ended March 31,	2017	2016
Hotel revenues:
Hotel rooms	$34,007,000	$35,167,000
Food and beverage	4,349,000	5,247,000
Garage	1,946,000	2,025,000
Other operating departments	635,000	893,000
Total hotel revenues	40,937,000	43,332,000
Operating expenses excluding depreciation and amortization	(30,515,000)	(34,993,000)
Hotel restructuring costs	-	(5,236,000)
Operating income before loss on disposal of assets, interest, depreciation and amortization	10,422,000	3,103,000
Loss on disposal of assets	-	(30,000)
Interest expense - mortgage	(5,902,000)	(5,803,000)
Depreciation and amortization expense	(2,137,000)	(2,226,000)
Net income (loss) from Hotel operations	$2,383,000	$(4,956,000)

For the nine months ended March 31, 2017, the Hotel had operating income of $10,422,000 before loss on disposal of assets, interest, depreciation and amortization on total operating revenues of $40,937,000 compared to operating income of $3,103,000 before loss on disposal of assets, interest, depreciation and amortization on total operating revenues of $43,332,000 for the nine months ended March 31, 2016.  Room revenues decreased by $1,160,000 for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily as the result of the decrease in group business and the decrease in the average daily rate. Food and beverage revenue decreased by $898,000 as the result of the reduction in the catering and banquet services from the decrease in the group business.

Total operating expenses decreased by $4,478,000 for the nine months ended March 31, 2017 as compared to the comparable nine months ended March 31, 2016 primarily due to the decrease in operating expenses related to the decrease in legal expenses as the result of the settlement with Evon and Holdings, the resignation of GMP management and management efforts to reduce operating expenses in all areas.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2017 and 2016.

Nine months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$254	90%	$228
2016	$258	91%	$235

The Hotel’s total revenues decreased by 5.5% for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. Average daily rate decreased by $4 and RevPAR decreased by $7 for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. Average occupancy decreased by 1% during the nine months ended March 31, 2017 versus the comparable period.

Real Estate Operations

Real estate revenues decreased to $262,000 for the nine months ended March 31, 2017 from $334,000 for the nine months ended March 31, 2016 primarily as the result of higher vacancies due to the on-going renovation of several of the units while operating expenses remained relatively consistent.

Investment Transactions

The Company had a net loss on marketable securities of $1,475,000 for the nine months ended March 31, 2017 compared to a net loss on marketable securities of $2,873,000 for the nine months ended March 31, 2016. For the nine months ended March 31, 2017, the Company had a net loss of approximately $1,745,000 related to the Company’s investment in the common stock of Comstock. For the comparative nine months ended March 31, 2016, the Company had a net loss of approximately $2,603,000 related to the Company’s investment in Comstock. For the nine months ended March 31, 2017, the Company had a net realized gain of $168,000 and a net unrealized loss of $1,643,000. For the nine months ended March 31, 2016, the Company had a net realized gain of $114,000 and a net unrealized loss of $2,987,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax (expense) benefit during the nine months ended March 31, 2017 and 2016 represents primarily the income tax effect on the Portsmouth’s pretax income (loss) which includes its share of the net income of the Hotel.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations. The Company also generates cash from the investment of its cash and marketable securities, other investments and the ownership of real estate.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93.1% of the voting interest in Justice and is now its sole General Partner.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due thru January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period thru its maturity date of January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently as of March 31, 2017.

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

In March 2017, Portsmouth obtained from InterGroup an unsecured loan in the principal amount of $2,700,000 at 5% per year fixed interest, with a term of 1 year, payable interest only each month. In April 2017, the balance of the loan was repaid along with all accrued interest.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the principal amount of $1,000,000 at 5% per year fixed interest, with a term of 5 months and maturing September 6, 2017. Accrued interest and monthly principal installments in the amount of $200,000 are due and payable commencing on May 1, 2017 and continuing on the first day of each calendar month thereafter, until five months after the date of the loan at which time any unpaid balance of principal and interest on the note is due and payable.

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

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2017 and June 30, 2016 by selected industry groups.

		% of Total
As of March 31, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,050,000	50.5%
Energy	1,209,000	20.0%
Financial services	992,000	16.4%
Other	794,000	13.1%
	$6,045,000	100.0%

		% of Total
As of June 30, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,684,000	73.7%
Energy	733,000	11.5%
Financial services	366,000	5.8%
Other	575,000	9.0%
	$6,358,000	100.0%

As of March 31, 2017, the Company’s investment in marketable securities portfolio consists primarily of 50% of the common stock of Comstock which is included in the basic materials industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods

For the three months ended March 31,	2017	2016
Net loss on marketable securities	$(359,000)	$(208,000)
Impairment loss on other investments	(75,000)	(158,000)
Dividend and interest income	25,000	6,000
Margin interest expense	(41,000)	(11,000)
Trading and management expenses	(36,000)	(40,000)
	$(486,000)	$(411,000)

For the nine months ended March 31,	2017	2016
Net loss on marketable securities	$(1,475,000)	$(2,873,000)
Net unrealized loss on other investments	-	(63,000)
Impairment loss on other investments	(97,000)	(312,000)
Dividend and interest income	61,000	8,000
Margin interest expense	(108,000)	(32,000)
Trading and management expenses	(113,000)	(126,000)
	$(1,732,000)	$(3,398,000)

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2017, the Company’s material financial obligations which also including interest payments:

		3 Months
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$120,055,000	$355,000	$1,468,000	$1,547,000	$1,630,000	$1,679,000	$113,376,000
Related party and other notes payable	11,006,000	7,284,000	317,000	317,000	317,000	317,000	2,454,000
Interest	47,087,000	1,931,000	7,158,000	7,079,000	6,997,000	6,844,000	17,078,000
Total	$178,148,000	$9,570,000	$8,943,000	$8,943,000	$8,944,000	$8,840,000	$132,908,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2017. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for a summary of the critical accounting policies.

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

Santa Fe did not repurchase any of its own securities during the third quarter of its fiscal year ending June 30, 2017 and does not have any publicly announced repurchase program. The following table reflects purchases of Santa Fe’s common stock made by its parent company, The InterGroup Corporation, for its own account, during the third quarter of fiscal 2017. InterGroup can be considered an affiliated purchaser.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2017	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
January 1-	-	-	-	N/A
January 31)

Month #2
February 1-	-	-	-	N/A
February 28)

Month #3
(March 1-	100	$37.27	-	N/A
March 31)

TOTAL:	100	$37.27	-	N/A

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	May 15, 2017	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	May 15, 2017	by	/s/ David Nguyen
David Nguyen, Treasurer
and Controller

- 23 -