Form 10-K
period 2017-06-30
SANTA FE FINANCIAL CORP
filed 2017-10-13
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______ to_________

Commission File Number 0-6877

SANTA FE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	95-2452529
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1100 Glendon Avenue, Suite PH-1, Los Angeles, California 90024

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes  ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on September 30, 2017 was approximately $5,353,000.

The number of shares outstanding of registrant’s Common Stock, as of September 30, 2017 was 1,241,810.

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

As of June 30, 2017, approximately 81.9% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2017, Santa Fe owned approximately 68.8% of the common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

The Company’s principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice. Portsmouth controls approximately 93.1% of the voting interest in Justice and is the sole general partner of Justice. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”), Justice Mezzanine Company, LLC (“Mezzanine”) and Kearny Street Parking, LLC (“Parking”) owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. Holdings, Mezzanine, and Parking are all wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (Hilton) on November 24, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and also provided the Partnership with certain key money cash incentives to be earned through 2030.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into a management agreement with Prism to manage and operate the Hotel as its agent. The original management agreement was effective for a term of ten years, but was amended in January 2014. Effective January 2014, the required base management fees were amended to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceeds the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2017 and 2016 were $120,000 and $251,000, respectively.

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

During the year ended June 30, 2016, GMP was paid $1,637,000 for the salaries, benefits, and local payroll taxes for GMP employees and various other reimbursable expenses. Also included in the $1,637,000 is the $200,000 fee paid to GMP for the completion of the reorganization of the Partnership and the related financing transactions.

Total GMP base management fees and reimbursed GMP employee costs expensed during the year ended June 30, 2016 were $1,219,000 and are included in the consolidated statements of operations. GMP resigned in June 2016 and there were no fees paid to GMP during fiscal year ended June 30, 2017.

After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.

GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of their original parking agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating on December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days’ written notice. The monthly management fee of $2,000 and the accounting fee of $250 remained the same, but the amendment modified how the “Excess Profit Fee” (as described below) to be paid to Ace Parking would be calculated. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly-owned subsidiary, Kearny Street Parking LLC, began managing the parking garage in-house effective February 3, 2017.

The amendment noted above provided that, if net operating income (“NOI”) from the garage operations exceeded $1,800,000 but was less than $2,000,000, then Ace Parking would be entitled to a fee (the “Excess Profit Fee”) of one percent (1%) of the total annual NOI. If the annual NOI was $2,000,000 or higher, Ace Parking would be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI did not exceed the annual NOI of $1,800,000 for the years ended June 30, 2017 or 2016. Base management and incentive fees to Ace Parking amounted to $39,000 and $24,000 for the years ended June 30, 2017 and 2016, respectively.

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

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage backed securities, securities issued by REIT’s and other companies which invest primarily in real estate.

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

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2017, the Company had other investments of $696,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2017, the Company had obligations for securities sold of $1,271,000 (equities short).

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

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. During fiscal 2017, we began the work with Hilton approved providers to overhaul all technical aspects of the Hotel whereby when completed, we expect to have an edge over our competitors by implementing advanced state of the art systems which we anticipate a complete implementation during fiscal 2018. Specifically the complete overhaul of the infrastructure of the Internet in both the guest rooms and meeting space will position the hotel above any of our competitors in this market or any other. This investment will allow the hotel to go to market with specific measurable statistics that will help win the much coveted technology company meetings. Our short-term plans also include the relocation of the restaurant and bar to the front of the Hotel which would provide visibility from Kearny and Washington Streets and therefore, attract additional traffic as well as put us in line with our two closest competitors that have street view outlets. In fiscal 2016, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment that completely transformed the sense of arrival for guests. The Hotel also modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The fitness center was expanded to twice the size to eliminate one of our top guest complaints while upgrading the space with state of the art equipment.

The Hotel’s highest priority is guest satisfaction. Enhancing the guest experience differentiates the Hotel from its competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In addition to the recent completion of “The Cloud” (a technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the Hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. Meeting planner scores reflect the increased focus on taking care of guests increasing in our scores 6.2 points year over year in likelihood to return to property.

The Hotel is focusing on high-end clients with more banquets and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We believe that our Hotel’s location in the San Francisco Financial District lends itself to greater opportunities than our competitors when it comes to developing relationships with the financial district entities and will focus on establishing a greater client base. The Hotel will also continue in our efforts to expand guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on enhancing the Hotel’s technology infrastructure. The hotel will capitalize on the increased hotel occupancy, rates and overall hotel property value upon completion of the Moscone Center expansion and improvement project which is scheduled to be completed in December of 2018. However, like all hotels, the Hotel will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and economic uncertainties.

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

EMPLOYEES

As of June 30, 2017, the Company had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2017, approximately 83% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers). The present CBAs expire in July 2018 and labor union negotiations are scheduled to commence during the 4th calendar quarter of 2017.

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

Risk of declining market values on marketable securities.

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company's financial position and financial performance could be adversely affected by worsening market conditions or sluggish performance of such investments.

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

The Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements.  In the opinion of management, the Hotel is adequately covered by insurance.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2017, InterGroup is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from Intergroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to December 31, 2017.

In March 2017, Portsmouth obtained from InterGroup an unsecured loan in the principal amount of $2,700,000 at 5% per year fixed interest, with a term of one year, payable interest only each month. In April 2017, the balance of the loan was repaid along with all accrued interest.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the principal amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. Accrued interest and monthly principal installments in the amount of $200,000 are due and payable commencing on May 1, 2017 and continuing on the first day of each calendar month thereafter, until five months after the date of the loan at which time any unpaid balance of principal and interest on the note is due and payable. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

LOS ANGELES, CALIFORNIA APARTMENT BUILDINGS

The property owned and consolidated by the Company's 55.4% subsidiary, Woodland Village, is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2017, real estate property taxes were approximately $63,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. In November 2010, Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to InterGroup under the same terms. The intercompany loan balance of $701,000 to Santa Fe was eliminated in consolidation. The loan balance of $604,000 to Intergroup is included in other assets, net in the consolidated balance sheet. As of June 30, 2017, the outstanding mortgage balance was $2,909,000.

The second Los Angeles property, Acanto, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2017, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $364,000 at June 30, 2017 and the maturity date of the mortgage is September 2042 and is collateralized by the property. The interest rate is fixed at 3.75%.

Both of the properties are managed in-house by the Company.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year.  For the year ended June 30, 2017, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 82% and 100%, respectively.  The physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2017 for Woodland Village and Acanto was 54% and 91%, respectively.

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

Item 3. Legal Proceedings.

In 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million to pay the transfer tax described in Note 1. Evon’s complaint asserted various tort and contract claims against Justice and Portsmouth; and also a tort against a Justice limited partner and related party. In July 2014, Justice paid to Holdings $4.7 million, the amount Evon claims was incorrectly withheld.  In June 2014, the Partnership sued Evon and related defendants, seeking a judicial declaration as to certain issues arising out of the partnership redemption documents. Evon filed a cross-complaint in December 2014, alleging torts against the Partnership in connection with the redemption transaction.  On May 5, 2016, Justice Investors and Portsmouth (parent Company) settled these actions via a global agreement. The Partnership agreed to pay Evon $5,575,000. As of January 10, 2017, the Company has satisfied all conditions of the settlement agreement.

In 2013, the City and County of San Francisco ("CCSF") Office of the Assessor Recorder claimed that Justice owed $2.1 million for Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeded Justice’s estimate of the taxes owed, and Justice disputed the claim. The Company paid the full amount in March 2014 as part of the appeals process and reflected the amount on the balance sheet in “Other assets, net” as it was under protest as of June 30, 2015.  On December 18, 2013, a Documentary Transfer Tax of approximately $4.7 million was paid under protest to CCSF. CCSF had required payment as a condition of recording the transfer of the Hotel, which was necessary to effect the Loan Agreements.  The Partnership then filed a lawsuit challenging the transfer tax in San Francisco County Superior Court. During the year ended June 30, 2016, the Partnership settled the two CCSF lawsuits, receiving $1.45 million, apportioned half and half to each matter, resulting in approximately $390,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel restructuring costs.

In March 2017, the Company settled its lawsuit against RSUI Indemnity Company ("RSUI"), the insurer for the Company's Directors and Officers Liability Policies. Justice received $900,000 from RSUI, resolving allegations that RSUI had improperly handled a claim.

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles. No prediction can be given as to the outcome of this matter.

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

Market Information

Santa Fe’s common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol: SFEF.OB The following table sets forth the range of the high and low bid quotations as reported by the OTCBB for Santa Fe’s common stock for each full quarterly period for the years ended June 30, 2017 and 2016. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2017	High	Low

First Quarter (7/ 1 to 9/30)	$31.00	$27.86
Second Quarter (10/1 to 12/31)	$35.00	$25.25
Third Quarter (1/1 to 3/31)	$37.00	$30.10
Fourth Quarter (4/1 to 6/30)	$35.00	$30.00

Fiscal 2016	High	Low

First Quarter (7/ 1 to 9/30)	$35.00	$25.00
Second Quarter (10/1 to 12/31)	$31.00	$30.25
Third Quarter (1/1 to 3/31)	$34.00	$30.20
Fourth Quarter (4/1 to 6/30)	$35.00	$30.00

As of June 30, 2017, the number of holders of record of the Company’s Common Stock was approximately 159. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2017 and does not have any publicly announced repurchase program.

Item 6. Selected financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. ”). Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement.

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

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

The Company had a net loss of $979,000 for the year ended June 30, 2017 compared to a net loss of $6,792,000 for the year ended June 30, 2016. The decrease in the net loss during the current fiscal year is primarily attributable to the absence of legal settlement cost related to the Hotel.

The Company had net income from Hotel operations of $2,611,000 for the year ended June 30, 2017 compared to net loss of $4,848,000 for the year ended June 30, 2016. The change to net income from a net loss from Hotel operations as noted above was primarily attributable to the absence of legal settlement costs of $5,396,000 for the year ended June 30, 2017.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2017 and 2016.

For the year ended June 30,	2017	2016
Hotel revenues:
Hotel rooms	$45,012,000	$47,208,000
Food and beverage	5,934,000	7,533,000
Garage	2,695,000	2,706,000
Other operating departments	693,000	1,119,000
Total hotel revenues	54,334,000	58,566,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(41,031,000)	(47,246,000)
Operating income before non-recurring charges, interest and depreciation and amortization	13,303,000	11,320,000
Legal settlement costs	-	(5,396,000)
Income before loss on disposal of assets , interest and depreciation and amortization	13,303,000	5,924,000
Loss on disposal of assets	-	(30,000)
Interest expense - mortgage	(7,736,000)	(7,790,000)
Depreciation and amortization expense	(2,956,000)	(2,952,000)

Net loss from Hotel operations	$2,611,000	$(4,848,000)

For the year ended June 30, 2017, the Hotel generated operating income of $13,303,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $54,334,000 compared to operating income of $11,320,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $58,566,000 for the year ended June 30, 2016. Room revenues decreased by $2,196,000 for the year ended June 30, 2017 compared to the year ended June 30, 2016 primarily as a result of decline in group revenue. Food and beverage revenue decreased by $1,599,000 for the year ended June 30, 2017 compared to the year ended June 30, 2016 due to lack of revenue contribution from groups while garage revenue remained relatively consistent, year over year.

Operating expenses decreased by $6,215,000 for the year ended June 30, 2017 to $41,031,000 compared to the year ended June 30, 2016 of $47,246,000 primarily as a result of reduced legal expense, general and administrative expense and management fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2017 and 2016.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$250	91%	$227
2016	$257	92%	$237

Due to the expansion and improvement project at the Moscone Center, which is the largest convention and exhibition complex in San Francisco, the San Francisco market has seen a steep decline in group business for the year ended June 30, 2017. The expansion and improvement project is scheduled to be completed by December 2018. We expect to receive a special benefit of increased hotel occupancy, rates and overall hotel property value upon project completion. For the year ended June 30, 2017, the group business that the Hotel had captured was at a lower rate than last year due to larger hotels needing to fill rooms thus driving the group ADR down. The Hotel’s average daily rate decreased by $7, compared to the year ended June 30, 2016, while occupancy decreased by 1%. As a result, the Hotel’s RevPar was $10 lower than the prior year.

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

As previously discussed, GMP Management resigned in June 2016 and the Hotel is being managed by Interstate since February 2017. We believe that enhancing the Hotel’s technology is critical and to that end, are currently working with all Hilton approved vendors to upgrade all technical aspects of the Hotel and the implementation of state-of-the-art systems that will set us apart from our competitors. We have made ten additional rooms available by eliminating the Justice’s offices from the Hotel and relocating the accounting department to administrative space and eliminated the unprofitable Wellness Center that was added by previous management. We anticipate that the additional ten rooms will be placed into service within the fiscal year ending June 30, 2018. We are also in the planning stages of reconfiguring our lobby, restaurant and bar space to bring the restaurant and bar to the front of the property where it will have street visibility and be more accessible. Additionally, the fitness center which is occupying the equivalent of five rooms and the executive lounge which is occupying the equivalent of four rooms, will be relocated to a different area within the hotel. The nine equivalent rooms will be placed back into service. Part of this renovation will be funded by the Hotel’s FF&E reserve account with our lender as well as the $2,000,000 key money incentive provided by Interstate.

Rental revenue from the Company’s real estate operations decreased to $340,000 for the year ended June 30, 2017 from $428,000 for the year ended June 30, 2016 as the result of renovations to approximately 30% of the units in the 27-unit apartment complex. Operating expenses increased to $182,000 from $166,000 in the same comparable period due to higher repairs and maintenance expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $1,994,000 for the year ended June 30, 2017 compared to a net loss on marketable securities of $3,027,000 for the year ended June 30, 2016. For the year ended June 30, 2017, the Company had an unrealized loss of $2,282,000 related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2016, the Company had an unrealized loss of $2,889,000 related to the Company’s investment in the common stock of Comstock. As of June 30, 2017 and 2016, such investments represent approximately 40% and 74%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2017, the Company had a net realized gain of $89,000 and a net unrealized loss of $2,083,000. For the year ended June 30, 2016, the Company had a net realized gain of $167,000 and a net unrealized loss of $3,194,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2017 and 2016, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $105,000 and $354,000, respectively.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax expense (benefit) during the years ended June 30, 2017 and 2016 represents primarily the income tax effect on the Portsmouth’s pretax income (loss) which includes its share in net income (loss) of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2017 and 2016, the Company had investments in marketable equity securities of $5,874,000 and $6,358,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,766,000	47.1%
Technology	1,386,000	23.6%
Energy	689,000	11.7%
REITs and real estate companies	350,000	6.0%
Other	683,000	11.6%
	$5,874,000	100.0%

		% of Total
As of June 30, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,684,000	73.7%
Energy	733,000	11.5%
Financial services	366,000	5.8%
Other	575,000	9.0%
	$6,358,000	100.0%

The Company’s investment portfolio is diversified with 37 different equity positions. The Company holds one equity security that comprised more than 10% of the equity value of the portfolio. This security represents 40.1% of the portfolio and consists of the common stock of Comstock which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $6,659,000 (4,410 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2017	2016
Net loss on marketable securities	$(1,994,000)	$(3,027,000)
Net unrealized loss on other investments	-	(63,000)
Impairment loss on other investments	(105,000)	(354,000)
Dividend and interest income	80,000	14,000
Margin interest expense	(153,000)	(52,000)
Trading expenses	(158,000)	(170,000)
	$(2,330,000)	$(3,652,000)

FINANCIAL CONDITION AND LIQUIDITY

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

To fund redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan initially bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to December 31, 2017.

In March 2017, Portsmouth obtained from InterGroup an unsecured loan in the principal amount of $2,700,000 at 5% per year fixed interest, with a term of one year, payable interest only each month. In April 2017, the balance of the loan was repaid along with all accrued interest.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the principal amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. Accrued interest and monthly principal installments in the amount of $200,000 are due and payable commencing on May 1, 2017 and continuing on the first day of each calendar month thereafter, until five months after the date of the loan at which time any unpaid balance of principal and interest on the note is due and payable. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings, if necessary.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$119,616,000	$1,472,000	$1,552,000	$1,635,000	$1,684,000	$1,734,000	$111,539,000
Related party and other notes payable	10,209,000	4,567,000	421,000	567,000	567,000	567,000	3,520,000
Interest	45,000,000	7,409,000	7,074,000	6,992,000	6,839,000	6,685,000	10,001,000
Total	$174,825,000	$13,448,000	$9,047,000	$9,194,000	$9,090,000	$8,986,000	$125,060,000

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

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of

Santa Fe Financial Corporation:

We have audited the accompanying consolidated balance sheet of Santa Fe Financial Corporation and its subsidiaries (the Company) as of June 30, 2017, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended (collectively, the financial statements). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Financial Corporation and its subsidiaries as of June 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Irvine, California

October 13, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
    Santa Fe Financial Corporation:

We have audited the accompanying consolidated balance sheet of Santa Fe Financial Corporation and its subsidiaries (the Company) as of June 30, 2016, and the related consolidated statement of operations, shareholders’ deficit and cash flows for the year ended June 30, 2016. This consolidated financial statement are the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Financial Corporation and its subsidiaries as of June 30, 2016, and the consolidated results of their operations and their cash flows for year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Francisco, California
September 28, 2016

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2017	2016

ASSETS
Investment in Hotel, net	$38,390,000	$41,018,000
Investment in real estate, net	5,007,000	5,051,000
Investment in marketable securities	5,874,000	6,358,000
Other investments, net	696,000	621,000
Cash and cash equivalents	2,097,000	3,397,000
Restricted cash - mortgage impounds	5,173,000	966,000
Accounts receivable - Hotel, net	1,436,000	3,218,000
Other assets, net	1,683,000	2,123,000
Deferred tax assets	10,927,000	11,088,000

Total assets	$71,283,000	$73,840,000

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities:
Accounts payable and other liabilities	$17,402,000	$18,966,000
Due to securities broker	1,005,000	586,000
Obligations for securities sold	1,271,000	57,000
Related party and other notes payable	10,209,000	11,246,000
Mortgage notes payable - real estate	3,256,000	3,321,000
Mortgage notes payable - Hotel	115,615,000	116,160,000

Total liabilities	148,758,000	150,336,000

Commitments and contingencies (Note 17)

Shareholders' deficit:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(58,938,000)	(57,756,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(50,947,000)	(49,765,000)
Noncontrolling interest	(26,528,000)	(26,731,000)
Total shareholders' deficit	(77,475,000)	(76,496,000)

Total liabilities and shareholders' deficit	$71,283,000	$73,840,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2017	2016

Revenues:
Hotel	$54,334,000	$58,566,000
Real estate	340,000	428,000
Total revenues	54,674,000	58,994,000

Costs and operating expenses:
Hotel operating expenses	(41,031,000)	(47,246,000)
Legal settlement costs	-	(5,396,000)
Real estate operating expenses	(182,000)	(166,000)
Depreciation and amortization expense	(3,057,000)	(3,036,000)
General and administrative expense	(1,030,000)	(1,072,000)

Total costs and operating expenses	(45,300,000)	(56,916,000)

Income from operations	9,374,000	2,078,000

Other income (expense):
Interest expense - mortgage	(7,827,000)	(7,885,000)
Loss on disposal of assets	-	(30,000)
Net loss on marketable securities	(1,994,000)	(3,027,000)
Net unrealized loss on other investments	-	(63,000)
Impairment loss on other investments	(105,000)	(354,000)
Dividend and interest income	80,000	14,000
Trading and margin interest expense	(311,000)	(222,000)

Net other expense	(10,157,000)	(11,567,000)

Loss before income taxes	(783,000)	(9,489,000)
Income tax benefit	(196,000)	2,697,000

Net loss	(979,000)	(6,792,000)
Less: Net (income) loss attributable to the noncontrolling interest	(203,000)	1,832,000

Net loss attributable to Santa Fe	$(1,182,000)	$(4,960,000)

Basic and diluted loss per share attributable to Santa Fe	$(0.95)	$(3.99)

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2015	1,339,638	$134,000	$8,808,000	$(52,746,000)	$(951,000)	$(44,755,000)	$(24,899,000)	$(69,654,000)

Net loss	-	-	-	(4,960,000)	-	(4,960,000)	(1,832,000)	(6,792,000)

Redemption of limited partnership interests	-	-	-	(50,000)	-	(50,000)	-	(50,000)

Balance at June 30, 2016	1,339,638	134,000	8,808,000	(57,756,000)	(951,000)	(49,765,000)	(26,731,000)	(76,496,000)

Net loss	-	-	-	(1,182,000)	-	(1,182,000)	203,000	(979,000)

Balance at June 30, 2017	1,339,638	$134,000	$8,808,000	$(58,938,000)	$(951,000)	$(50,947,000)	$(26,528,000)	$(77,475,000)

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2017	2016
Cash flows from operating activities:
Net loss	$(979,000)	$(6,792,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	2,083,000	3,194,000
Legal settlement costs	-	5,575,000
Unrealized loss on other investments	-	63,000
Impairment loss on other investments	105,000	354,000
Loss on disposal of assets	-	30,000
Depreciation	3,057,000	3,036,000
Amortization	112,000	112,000
Changes in assets and liabilities:
Investment in marketable securities	(1,599,000)	(924,000)
Accounts receivable - hotel, net	1,782,000	3,573,000
Other assets, net	462,000	1,550,000
Accounts payable and other liabilities	(1,564,000)	2,991,000
Due to securities broker	419,000	586,000
Obligations for securities sold	1,214,000	57,000
Deferred tax asset	161,000	(2,737,000)
Net cash provided by operating activities	5,253,000	10,668,000

Cash flows from investing activities:
Hotel and real estate investments	(385,000)	(4,394,000)
Purchase of other investments, net	(180,000)	-
Net cash used in investing activities	(565,000)	(4,394,000)

Cash flows from financing activities:
Payments of mortgage and other notes payable	(1,781,000)	(3,663,000)
Restricted cash paid to mortgage impounds	(4,207,000)	(310,000)
Distributions and redemption to noncontrolling interest	-	(50,000)
Net cash used in financing activities	(5,988,000)	(4,023,000)

Net (decrease) increase in cash and cash equivalents:	(1,300,000)	2,251,000
Cash and cash equivalents at beginning of year	3,397,000	1,146,000
Cash and cash equivalents at end of year	$2,097,000	$3,397,000

Supplemental information:
Income tax refund	$26,000	$4,000
Interest paid	$(7,980,000)	$7,937,000

Non-cash transactions:
Conversion of other investments to marketable securities	$-	$6,659,000
Legal settlement costs	$-	$5,575,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Santa Fe Financial Corporation, a Nevada corporation, (“Santa Fe” or the “Company”) owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth, a public company.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the consolidated balance sheets as of June 30, 2017.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2017 and 2016.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2017 and 2016.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non –marketable warrants (carried at fair value). The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2017 and 2016, the Company recorded impairment losses related to other investments of $105,000 and $354,000, respectively. As of June 30, 2017 and 2016, the allowance for impairment losses was $3,731,000 and $3,626,000, respectively.

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

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital improvements for the Hotel.

Accounts Receivable - Hotel, net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Partnership extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Other Assets, net

Other assets include prepaid insurance, accounts receivable, franchise fees, license fees and other miscellaneous assets. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $294,000 and $522,000 for the years ended June 30, 2017 and 2016, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2017 and 2016, the Company did not have any potentially dilutive securities outstanding.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	27,681,000	(24,570,000)	3,111,000
Building and improvements	59,771,000	(26,388,000)	33,383,000
	$89,348,000	$(50,958,000)	$38,390,000

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	28,857,000	(23,097,000)	5,760,000
Building and improvements	58,370,000	(25,008,000)	33,362,000
	$89,123,000	$(48,105,000)	$41,018,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and a 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. As of June 30, 2017, and 2016, investment in real estate included the following:

	2017	2016
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,854,000	2,797,000
Accumulated depreciation	(1,250,000)	(1,149,000)
	4,034,000	4,078,000
Land held for development	973,000	973,000
Investment in real estate, net	$5,007,000	$5,051,000

Depreciation expense for the years ended June 30, 2017 and 2016 was $101,000 and $95,000, respectively.

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

As of June 30, 2017 and 2016, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of June 30, 2017
Corporate Equities	$12,190,000	$538,000	$(6,854,000)	$(6,316,000)	$5,874,000

As of June 30, 2016
Corporate Equities	$10,613,000	$435,000	$(4,690,000)	$(4,255,000)	$6,358,000

As of June 30, 2017, and 2016, approximately 40% and 74% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc.

As of June 30, 2017, and 2016, the Company had $6,783,000 and $1,770,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2016 and 2015, respectively.

For the year ended June 30,	2017	2016
Realized gain on marketable securities	$89,000	$167,000
Unrealized loss on marketable securities	(2,083,000)	(3,194,000)

Net loss on marketable securities	$(1,994,000)	$(3,027,000)

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

Other investments, net consist of the following:

Type	June 30, 2017	June 30, 2016
Private equity hedge fund, at cost	$485,000	$568,000
Other investments	211,000	53,000
	$696,000	$621,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2017
Level 1
Assets:
Investment in marketable securities:
Basic materials	$2,766,000
Technology	1,386,000
Energy	689,000
Other	1,033,000
$5,874,000

As of June 30, 2016
Level 1
Assets:
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

			Net loss for the year
Assets	Level 3	June 30, 2017	ended June 30, 2017

Other non-marketable investments	$696,000	$696,000	$(105,000)

			Net loss for the year
Assets	Level 3	June 30, 2016	ended June 30, 2016

Other non-marketable investments	$621,000	$621,000	$(354,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2017	2016
Inventory - Hotel	$68,000	$248,000
Prepaid expenses	499,000	690,000
Note receivable - related party	604,000	614,000
Miscellaneous assets, net	512,000	571,000

Total other assets	$1,683,000	$2,123,000

NOTE 9 – RELATED PARTY AND OTHER NOTES PAYABLE

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2017.

On May 5, 2016, Justice and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice, a subsidiary of Portsmouth agreed to pay Evon Corporation $5,575,000. As of June 30, 2017, this balance has been fully paid. This amount was accrued and recorded as restructuring cost for the year end June 30, 2016.

Also included in the balance of the related party note payable at June 30, 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. For the years ended June 30, 2017 and 2016, the note was reduced by approximately $316,000 for each respective year.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of June 30, 2017.

As of June 30, 2016, the Company has various non-mortgage notes payable and financing obligations outstanding totaling $212,000. The notes bear interest at market rates and were fully paid as of June 30, 2017.

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2018	$4,567,000
2019	421,000
2020	567,000
2021	567,000
2022	567,000
Thereafter	3,520,000
$10,209,000

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2016, and 2015, the Partnership is in compliance with both requirements.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2017, InterGroup is in compliance with both requirements.

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

As of June 30, 2017, and 2016, the Company had the following mortgages:

June 30, 2017	June 30, 2016	Interest Rate	Origination Date	Maturity Date
$96,343,000	$97,000,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 9.75%	December 18, 2013	January 1, 2024
116,343,000	117,000,000	Mortgage notes payable - hotel
(728,000)	(840,000)	Net debt issuance costs
$115,615,000	$116,160,000	Total mortgage notes payable - hotel

$2,909,000	$2,971,000	Fixed 4.85%	November 4, 2010	December 1, 2020
364,000	372,000	Fixed 3.75%	September 1, 2012	September 1, 2042
3,273,000	3,343,000	Mortgage notes payable - real estate
(17,000)	(22,000)	Net debt issuance costs
$3,256,000	$3,321,000	Total mortgage notes payable - real estate

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2018	$1,472,000
2019	1,552,000
2020	1,635,000
2021	1,684,000
2022	1,734,000
Thereafter	111,539,000
$119,616,000

NOTE 11 – GARAGE OPERATIONS

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

NOTE 12 – MANAGEMENT AGREEMENTS

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of ten (10) years commencing on the takeover date and automatically renews for an additional year not to exceed five (5) years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of June 30, 2017.

In February 2017, Interstate was hired to manage the Hotel. During the year ended June 30, 2017, Interstate management fees were $372,000. During the year ended June 30, 2016, GMP management fees were $1,219,000.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2017, all accounts receivables are related to Hotel customers. As of June 30, 2016, approximately 45% of accounts receivable is related to legal settlement receivables. The Hotel had one customer that accounted for 27%, or $390,000 of accounts receivable at June 30, 2017, and four customers that accounted for 26%, or $811,000 of accounts receivable at June 30, 2016.

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

NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax expense consists of the following:

For the years ended June 30,	2017	2016
Federal
Current tax expense	$(35,000)	$(26,000)
Deferred tax benefit	(82,000)	2,362,000
	(117,000)	2,336,000
State
Current tax expense	1,000	(14,000)
Deferred tax benefit	(80,000)	375,000
	(79,000)	361,000

Total income tax (expense) benefit	$(196,000)	$2,697,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2017	2016

Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	6.8%	3.4%
Noncontrolling interest	0.0%	-1.2%
Valuation allowance	-56.4%	-5.2%
Other	-5.9%	-2.6%
	-21.5%	28.4%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets
Net operating loss carryforward	$14,251,000	$11,227,000
Investment reserve	1,778,000	1,898,000
Capital loss carryforward	1,075,000	1,302,000
Wash sales	516,000	297,000
Unrealized gains on marketable securities	327,000	-
Charitable Contributions	79,000	-
Accrued vacation	14,000	14,000
Basis difference in Justice	-	1,629,000
Depreciation and amortization	-	186,000
Constructive sales	-	18,000
Valuation allowance	(3,388,000)	(2,824,000)
	14,652,000	13,747,000
Deferred tax liabilities
Basis difference in Justice	(2,063,000)	-
Depreciation and amortization	(898,000)	-
State taxes	(764,000)	(890,000)
Unrealized gains on marketable securities		(857,000)
Deferred gains on real estate sale		(912,000)
	(3,725,000)	(2,659,000)
Net deferred tax assets	$10,927,000	$11,088,000

The deferred tax valuation allowance increased by $564,000 and $489,000, respectively, during the years ended June 30, 2017 and 2016.

As of June 30, 2017, the Company had federal and state operating loss carryforwards of $35,247,000 and $25,633,000, respectively. These carryforwards expire in varying amounts through 2037.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2017, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable.

As of June 30, 2017, tax years beginning in fiscal 2011 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reporting segments for the year ended June 30, 2017 and 2016, respectively. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Segment loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2017	Operations	Operations	Transactions	Other	Total
Revenues	$54,334,000	$340,000	$-	$-	$54,674,000
Segment operating expenses	(41,031,000)	(182,000)	-	(1,030,000)	(42,243,000)
Segment income (loss)	13,303,000	158,000	-	(1,030,000)	12,431,000
Interest expense - mortgage	(7,736,000)	(91,000)	-	-	(7,827,000)
Depreciation and amortization expense	(2,956,000)	(101,000)	-	-	(3,057,000)
Loss from investments	-	-	(2,330,000)	-	(2,330,000)
Income tax expense	-	-	-	(196,000)	(196,000)
Net income (loss)	$2,611,000	$(34,000)	$(2,330,000)	$(1,226,000)	$(979,000)
Total assets	$46,473,000	$5,007,000	$6,570,000	$13,233,000	$71,283,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$58,566,000	$428,000	$-	$-	$58,994,000
Segment operating expenses	(47,246,000)	(166,000)	-	(1,072,000)	(48,484,000)
Segment income (loss)	11,320,000	262,000	-	(1,072,000)	10,510,000
Legal settlement costs	(5,396,000)	-	-	-	(5,396,000)
Interest expense - mortgage	(7,790,000)	(95,000)	-	-	(7,885,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(2,952,000)	(84,000)	-	-	(3,036,000)
Loss from investments	-	-	(3,652,000)	-	(3,652,000)
Income tax benefit	-	-	-	2,697,000	2,697,000
Net income (loss)	$(4,848,000)	$83,000	$(3,652,000)	$1,625,000	$(6,792,000)
Total assets	$51,266,000	$5,029,000	$6,979,000	$10,566,000	$73,840,000

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Other Notes Payable, on July 2, 2014, the Partnership obtained from the InterGroup Corporation an unsecured loan in the principal amount of $4,250,000.

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of June 30, 2017, $400,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Limited Partnership Agreement of Justice, its current sole general partner, Portsmouth, receives one percent of hotel revenue. During the years ended June 30, 2017 and 2016, total compensation earned by Portsmouth was $518,000 and $593,000, respectively. These amounts are eliminated in consolidation.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2017 and 2016, these expenses were approximately $144,000 for each respective year.

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

Since the opening of the Hotel in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue. Fees for such services during fiscal year 2017 and 2016 totaled approximately $3.3 million and $3.1 million, respectively.

Employees

As of June 30, 2017, the Partnership, through Operating, had approximately 275 employees. Approximately 83% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers). The present CBAs expire in July 2018.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA, and incorporates these principles into its operating and budgetary practices.

Legal Matters

In 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million to pay the transfer tax described in Note 1. Evon’s complaint asserted various tort and contract claims against Justice and Portsmouth; and also a tort against a Justice limited partner and related party. In July 2014, Justice paid to Holdings $4.7 million, the amount Evon claims was incorrectly withheld.  In June 2014, the Partnership sued Evon and related defendants, seeking a judicial declaration as to certain issues arising out of the partnership redemption documents. Evon filed a cross-complaint in December 2014, alleging torts against the Partnership in connection with the redemption transaction.  On May 5, 2016, Justice Investors and Portsmouth (parent Company) settled these actions via a global agreement. The Partnership agreed to pay Evon $5,575,000. As of January 10, 2017, the Company has satisfied all conditions of the settlement agreement.

In 2013, the City and County of San Francisco ("CCSF") Office of the Assessor Recorder claimed that Justice owed $2.1 million for Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeded Justice’s estimate of the taxes owed, and Justice disputed the claim. The Company paid the full amount in March 2014 as part of the appeals process and reflected the amount on the balance sheet in “Other assets, net” as it was under protest as of June 30, 2015.  On December 18, 2013, a Documentary Transfer Tax of approximately $4.7 million was paid under protest to CCSF. CCSF had required payment as a condition of recording the transfer of the Hotel, which was necessary to effect the Loan Agreements.  The Partnership then filed a lawsuit challenging the transfer tax in San Francisco County Superior Court. During the year ended June 30, 2016, the Partnership settled the two CCSF lawsuits, receiving $1.45 million, apportioned half and half to each matter, resulting in approximately $390,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel restructuring costs.

In March 2017, the Company settled its lawsuit against RSUI Indemnity Company ("RSUI"), the insurer for the Company's Directors and Officers Liability Policies. Justice received $900,000 from RSUI, resolving allegations that RSUI had improperly handled a claim.

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles. No prediction can be given as to the outcome of this matter.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2017 and concluded that no additional subsequent events has occurred outside the normal course of business operations that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, management has concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal control over financial reporting constituted a material weakness, as identified below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

 The internal control over financial reporting include those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

• provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is related to the Company’s preparation of its tax provision.

During the fourth quarter of fiscal 2017, we identified a material weakness in internal controls over financial reporting related to their accounting for deferred income taxes and income tax expense. Specifically, we did not design and maintain effective controls to identify items within the deferred tax balances that could be materially incorrect. We did not provide appropriate oversight of our third-party tax CPA firm preparer. This material weakness did not have, but could have resulted in various material adjustments to deferred tax accounts for fiscal 2017 and 2016. We are undergoing ongoing evaluation and improvements in our internal control over financial reporting. Regarding our identified material weakness, we have performed the following remediation efforts:

In order to mitigate the material weakness to the fullest extent possible, management hired new tax CPA specialist to review and do a detail analysis which was completed for the year ended June 30, 2017.  The Company has also assigned its audit committee with oversight responsibilities.  The preparation of the Company’s deferred tax assets and liabilities will be reviewed annually by tax experts as well as the Chief Financial Officer and the Chief Executive Officer.

As a result of the material weaknesses described above, management concluded that, as of June 30, 2017, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any other changes in our internal control over financial reporting during the year ended June 30, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None to report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2017:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	71	Fiscal 2017 Annual Meeting
	and Chief Executive Officer (1)

John C. Love	Director (1)(2)	77	Fiscal 2017 Annual Meeting

William J. Nance	Director(1)(2)	73	Fiscal 2017 Annual Meeting

Executive Officer:

David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	44	N/A

Corporate Secretary:

Clyde W. Tinnen	Secretary	44	N/A

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two competed fiscal years ended June 30, 2017 and 2016. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2017	$404,000	(1)	-	$43,000	(2)	$447,000	(1)
Chairman; President	2016	$392,000	(1)	-	$443,000	(2)(4)	$835,000	(1)
and Chief Executive Officer

David T. Nguyen	2017	$120,000		-	-		$120,000	(3)
Treasurer and Controller	2016	$120,000		-	-		$120,000	(3)
(Principal Financial Officer)

(1) Includes salary and director’s fees received from the Company’s subsidiary, Portsmouth, in the amount of $280,000 and $272,000, for the fiscal years ended June 30, 2017 and 2016, respectively and directors fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe’s parent corporation, InterGroup, of $488,000 and $380,000, for the fiscal years ended June 30, 2017 and 2016, respectively.

(2) During fiscal 2017 and 2016, the Company and Portsmouth also paid combined annual premiums of $43,000, for each respective year, for split dollar whole life insurance policies, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. Portsmouth’s share of those premiums was $17,000 per year. These policies were obtained in December 1998 and provide for an aggregate death benefit of $2,500,000. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

(3) Includes salary by Portsmouth in the amount of $60,000 and $60,000 for fiscal years ended June 30, 2017 and 2016, respectively. Does not include $120,000 and $120,000 paid by Santa Fe’s parent company, InterGroup, for fiscal years 2017 and 2016, respectively.

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

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2017.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation	Total

John C. Love	$16,000	(1)	-	$16,000

William J. Nance	$16,000	(1)	-	$16,000

John V. Winfield(2)	-		-	-

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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2017 and has no equity compensation plans in effect.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2017, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership (1)		Percent of Class (2)

The InterGroup Corporation	1,016,670		81.9%
1100 Glendon Avenue, PH1
Los Angeles, CA 90024

John V. Winfield	49,400		4.0%
1100 Glendon Avenue, PH1
Los Angeles, CA 90024

The InterGroup Corporation and John V. Winfield as a group	1,066,070	(3)	85.8%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 30, 2017.

(3) Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 63.3% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Security Ownership of Management.

The following table sets forth, as of September 30, 2017, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,066,070	(3)	85.8%

John C. Love	0	(4)	-

William J. Nance	0	(4)	-

Michael G. Zybala	0		-

David T. Nguyen	0		-

All Directors and Executive Officers as a Group (5 persons)	1,066,070		85.8%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of September 30, 2017.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 1,014,085 shares of Common Stock. As the President, Chairman of the Board and a 63.3% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) John C. Love is a 0.7% shareholder of InterGroup as well as a Director thereof. William J. Nance is also a Director of InterGroup and a 2.1% shareholder.

Security Ownership of Management in Subsidiary

As of September 30, 2017, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 98,562 shares are owned by Santa Fe’s parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 82.3% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth’s shares.

Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 30, 2017, Santa Fe and InterGroup owned 82.3% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 85.8% of the voting stock of Santa Fe. All of the Company’s Directors serve as directors of InterGroup and all three of the Company’s Directors serve on the Board of Portsmouth.

As of June 30, 2017, the Company has a note receivable from Intergroup in the amount of $604,000. The interest rate on the note is fixed at 4.85% and the note matures in December 2020.

As discussed in Note 9 – Related Party and Other Notes Payable, on July 2, 2014, the Partnership obtained from the Intergroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000 due in December 2017.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party. In June 2016, GMP resigned.

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2017, $400,000 of these fees remain payable.

Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, receives annual compensation of one percent of hotel revenue. During each of the years ended June 30, 2017 and 2016, total compensation paid to Portsmouth under the agreement was $518,000 and $593,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management’s estimate of the pro rata utilization of resources. During each of the fiscal years ended June 30, 2017 and 2016, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

In December 1998, Board of Directors authorized the Company to obtain whole life insurance and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield. During fiscal years 2017 and 2016, the Company paid annual premiums of $26,000 for the split dollar whole life insurance policy, owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary. During fiscal 2017 and 2016, Portsmouth also paid annual premiums of $17,000 for a split dollar policy also covering Mr. Winfield. The premiums associated with that spilt dollar policy are considered additional compensation to Mr. Winfield.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2017 and 2016 for professional services rendered by Hein & Associates LLP and Burr Pilger Mayer, Inc., the independent registered public accounting firms for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2017	2016

Audit fees - Hein	$196,000	$-
Audit fees - BPM	26,000	173,000
Tax fees - Hein	10,000	-

TOTAL:	$232,000	$173,000

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets - June 30, 2017 and 2016

Consolidated Statements of Operations for years ended June 30, 2017 and 2016

Consolidated Statements of Shareholders’ Equity (Deficit) for years ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for years ended June 30, 2017 and 2016

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation (Restated Articles of Incorporation, dated August 12, 1997, are incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1997, as filed with the Commission on March 31, 1998. *

3.(ii)	Bylaws (as amended February 15, 2000) incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 29, 2000). *

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws). *

10.	Material Contracts:

10.1	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011). *

10.2	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 13, 2009). *

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012). *

10.4	Management Agreement, dated February 2, 2007, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012). *

10.5	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Interstate Management Company, LLC.

21.	Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	October 13, 2017	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	October 13, 2017	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	October 13, 2017
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	October 13, 2017
David T. Nguyen

/s/ John C. Love	Director	October 13, 2017
John C. Love

/s/ William J. Nance	Director	October 13, 2017
William J. Nance

