Form 10-Q
period 2017-09-30
SANTA FE FINANCIAL CORP
filed 2017-11-09
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

☐ Yes   ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 6, 2017 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
As of	September 30, 2017	June 30, 2017
ASSETS
Investment in Hotel, net	$37,760,000	$38,390,000
Investment in real estate, net	4,989,000	5,007,000
Investment in marketable securities	5,052,000	5,874,000
Other investments, net	696,000	696,000
Cash and cash equivalents	1,572,000	2,097,000
Restricted cash	5,597,000	5,173,000
Accounts receivable - Hotel, net	2,614,000	1,436,000
Other assets, net	1,508,000	1,683,000
Deferred tax assets	10,665,000	10,927,000

Total assets	$70,453,000	$71,283,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$17,239,000	$17,402,000
Due to securities broker	662,000	1,005,000
Obligations for securities sold	1,244,000	1,271,000
Related party and other notes payable	10,129,000	10,209,000
Mortgage notes payable - real estate	3,240,000	3,256,000
Mortgage notes payable - Hotel, net	115,329,000	115,615,000

Total liabilities	147,843,000	148,758,000

Shareholders' deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,339,638 and outstanding 1,241,810	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(59,022,000)	(58,938,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(51,031,000)	(50,947,000)
Noncontrolling interest	(26,359,000)	(26,528,000)
Total shareholders' deficit	(77,390,000)	(77,475,000)

Total liabilities and shareholders' deficit	$70,453,000	$71,283,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2017	2016

Revenues:
Hotel	$14,437,000	$14,605,000
Real estate	85,000	90,000
Total revenues	14,522,000	14,695,000

Costs and operating expenses:
Hotel operating expenses	(10,589,000)	(10,256,000)
Real estate operating expenses	(48,000)	(48,000)
Depreciation and amortization expense	(698,000)	(684,000)
General and administrative expense	(326,000)	(245,000)

Total costs and operating expenses	(11,661,000)	(11,233,000)

Income from operations	2,861,000	3,462,000

Other income (expense):
Interest expense - mortgage	(2,009,000)	(2,039,000)
Net (loss) gain on marketable securities	(437,000)	425,000
Impairment loss on other investments	-	(10,000)
Dividend and interest income	21,000	18,000
Trading and margin interest expense	(89,000)	(63,000)

Other expense, net	(2,514,000)	(1,669,000)

Income before income taxes	347,000	1,793,000
Income tax expense	(262,000)	(705,000)

Net income	85,000	1,088,000
Less: Net income attributable to the noncontrolling interest	(169,000)	(402,000)

Net income attributable to Santa Fe	$(84,000)	$686,000

Basic and diluted net income per share attributable to Santa Fe	$(0.07)	$0.55

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2017	2016
Cash flows from operating activities:
Net income	$85,000	$1,088,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net unrealized loss (gain) on marketable securities	362,000	(305,000)
Impairment loss on other investments	-	10,000
Depreciation	698,000	684,000
Amortization	28,000	28,000
Deferred tax asset	262,000	705,000
Changes in operating assets and liabilities:
Investment in marketable securities	460,000	(1,077,000)
Accounts receivable	(1,178,000)	206,000
Other assets	175,000	436,000
Accounts payable and other liabilities	(163,000)	(3,063,000)
Due to securities broker	(343,000)	534,000
Obligations for securities sold	(27,000)	421,000
Net cash provided by (used in) operating activities	359,000	(333,000)

Cash flows from investing activities:
Payments for hotel and real estate investments	(50,000)	(336,000)
Net cash used in investing activities	(50,000)	(336,000)

Cash flows from financing activities:
Restricted cash - payments to mortgage impounds, net	(424,000)	(788,000)
Net payments of related party and other notes payable	(410,000)	(536,000)
Net cash used in financing activities	(834,000)	(1,324,000)

Net decrease in cash and cash equivalents:	(525,000)	(1,993,000)
Cash and cash equivalents at the beginning of the period	2,097,000	3,397,000
Cash and cash equivalents at the end of the period	$1,572,000	$1,404,000

Supplemental information:
Interest paid	$2,055,000	$2,038,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017. The June 30, 2017 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2017.

The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018.

Santa Fe Financial Corporation, a Nevada corporation, (“Santa Fe” or the “Company”) owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership; a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls 93.1% of the voting interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of Portsmouth.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton).

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of ten years commencing on the takeover date and automatically renewals for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three months ended September 30, 2017 and 2016 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from its Hotel operations. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

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

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of September 30, 2017, InterGroup is in compliance with both requirements.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from InterGroup. Woodland Village's major asset is a 27-unit apartment complex located in Santa Monica, California. The Company also owns a two-unit apartment building in Los Angeles, California.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2017	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	27,830,000	(24,987,000)	2,843,000
Building and improvements	59,786,000	(26,765,000)	33,021,000
	$89,512,000	$(51,752,000)	$37,760,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	27,681,000	(24,570,000)	3,111,000
Building and improvements	59,771,000	(26,388,000)	33,383,000
	$89,348,000	$(50,958,000)	$38,390,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit multi-family apartment complex located in Santa Monica, California and a 2-unit multi-family apartment complex located in Los Angeles, California. The Company also owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	September 30, 2017	June 30, 2017
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,861,000	2,854,000
Accumulated depreciation	(1,275,000)	(1,250,000)
	4,016,000	4,034,000
Land held for development	973,000	973,000
Investment in real estate, net	$4,989,000	$5,007,000

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

At September 30, 2017 and June 30, 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

			Gross	Gross	Net	Fair
Investment	Cost		Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2017
Corporate
Equities	$11,613,000		$666,000	$(7,227,000)	$(6,561,000)	$5,052,000

As of June 30, 2017
Corporate
Equities	$12,190,000	#	$538,000	$(6,854,000)	$(6,316,000)	$5,874,000

As of September 30, 2017 and June 30, 2017, approximately 42% and 40%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of September 30, 2017 and June 30, 2017, the Company had $7,132,000 and $6,783,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30,	2017	2016
Realized gain (loss) on marketable securities	$(75,000)	$120,000
Unrealized gain (loss) on marketable securities	(362,000)	305,000

Net gain (loss) on marketable securities	$(437,000)	$425,000

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

Other investments, net consist of the following:

Type	September 30, 2017	June 30, 2017
Private equity hedge fund, at cost	$485,000	$485,000
Other investment	211,000	211,000
	$696,000	$696,000

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	September 30, 2017	June 30, 2017
	Total-Level 1	Total-Level 1
Assets:
Investment in marketable securities:
Basic materials	$2,548,000	$2,766,000
Technology	1,324,000	1,386,000
Energy	395,000	689,000
Other	785,000	1,033,000
	$5,052,000	$5,874,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2017	ended September 30, 2017

Other non-marketable investments	$696,000	$696,000	$-

			Net loss for the three months
Assets	Level 3	June 30, 2017	ended September 30, 2016

Other non-marketable investments	$696,000	$696,000	$(10,000)

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

NOTE 7 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the Hotel (“Hotel Operations”), its multi-family residential properties (“Real Estate Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reporting segments for the three months ended September 30, 2017 and 2016, respectively. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Segment (loss) gain from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2017	Operations	Operations	Transactions	Other	Total
Revenues	$14,437,000	$85,000	$-	$-	$14,522,000
Segment operating expenses	(10,589,000)	(48,000)	-	(326,000)	(10,963,000)
Segment income (loss)	3,848,000	37,000	-	(326,000)	3,559,000
Interest expense - mortgage	(1,987,000)	(22,000)	-	-	(2,009,000)
Depreciation and amortization expense	(673,000)	(25,000)	-	-	(698,000)
Loss from investments	-	-	(505,000)	-	(505,000)
Income tax expense	-	-	-	(262,000)	(262,000)
Net income (loss)	$1,188,000	$(10,000)	$(505,000)	$(588,000)	$85,000
Total assets	$47,021,000	$4,989,000	$5,748,000	$12,695,000	$70,453,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$14,605,000	$90,000	$-	$-	$14,695,000
Segment operating expenses	(10,256,000)	(48,000)	-	(245,000)	(10,549,000)
Segment income (loss)	4,349,000	42,000	-	(245,000)	4,146,000
Interest expense - mortgage	(1,988,000)	(23,000)	-	-	(2,011,000)
Depreciation and amortization expense	(688,000)	(24,000)	-	-	(712,000)
Income from investments	-	-	370,000	-	370,000
Income tax expense	-	-	-	(705,000)	(705,000)
Net income (loss)	$1,673,000	$(5,000)	$370,000	$(950,000)	$1,088,000
Total assets	$47,207,000	$5,091,000	$8,351,000	$11,685,000	$72,334,000

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2017.

Also included in the balance of related party note payable at September 30, 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of September 30, 2017 and June 30, 2017, was $3,879,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

Effective May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently.

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of September 30, 2017, $400,000 of these fees remain payable.

As of September 30, 2017, Justice has an outstanding accounts payable balance to InterGroup for $116,000 for management of the Hotel from June to December of 2016.

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

Item 2 –	LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings, such as employment or labor disputes, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks.

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles, California. No prediction can be given as to the outcome of this matter.

On May 5, 2016, Justice and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice, a subsidiary of Portsmouth agreed to pay Evon Corporation $5,575,000. The final installment due was made in January 2017 and all conditions of the settlement agreement have been satisfied by the Company.

Item 3-	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and could be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 was received in May 2017 and is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. ("Woodland Village") from InterGroup. Woodland Village's major asset is a 27-unit apartment complex located in Santa Monica, California. The Company also owns a 2-unit apartment building in Los Angeles, California.

Three months Ended September 30, 2017 Compared to Three months Ended September 30, 2016

The Company had net income of $85,000 for the three months ended September 30, 2017 compared to net income of $1,088,000 for the three months ended September 30, 2016. The decrease in net income is primarily attributable to the lower income from the Hotel operations and losses in the marketable securities portfolio during the quarter ended September 30, 2017.

Hotel Operations

The Company had net income from Hotel operations of $1,188,000 for the three months ended September 30, 2017 compared to net income of $1,673,000 for the three months ended September 30, 2016. The decrease is primarily due to the reduction of hotel room revenues and increased operating expenses contributed to lower net income from Hotel operations. The reduced room revenues were offset by increased food and beverage and garage revenues during the quarter ended September 30, 2017 compared to September 30, 2016.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2017 and 2016.

For the three months ended September 30,	2017	2016
Hotel revenues:
Hotel rooms	$11,842,000	$12,298,000
Food and beverage	1,759,000	1,449,000
Garage	781,000	681,000
Other operating departments	55,000	177,000
Total hotel revenues	14,437,000	14,605,000
Operating expenses excluding depreciation and amortization	(10,589,000)	(10,256,000)
Operating income before interest, depreciation and amortization	3,848,000	4,349,000
Interest expense - mortgage	(1,987,000)	(1,988,000)
Depreciation and amortization expense	(673,000)	(688,000)
Net income from Hotel operations	$1,188,000	$1,673,000

For the three months ended September 30, 2017, the Hotel had operating income of $3,848,000 before interest expense, depreciation and amortization on total operating revenues of $14,437,000 compared to operating income of $4,349,000 before interest expense, depreciation and amortization on total operating revenues of $14,605,000 for the three months ended September 30, 2016.  Room revenues decreased by $456,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due primarily to a shift of the largest San Francisco citywide of the year from September to November and to a lesser extent, the 4th of July Holiday impacted an entire week as it was in the mid-week during the quarter ended September 30, 2017 versus on or around a weekend during 2016. Food and beverage revenue increased by $310,000 as the result of increased catering and banquet services.

Total operating expenses increased by $333,000 this quarter as compared to the previous comparable quarter primarily due an increased in operating expenses related to food and beverage, franchise fees, and management fees. The increase in operating expenses was offset by reduced advertising and sales expenses and other operating department expenses.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2017 and 2016.

Three Months	Average	Average
Ended September 30,	Daily Rate	Occupancy%	RevPAR
2017	$254	93%	$237
2016	$255	97%	$246

The Hotel’s revenues decreased by 1% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $1 and RevPAR decreased by $9 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Average occupancy was 93% and 97% for the respective comparable periods.

Real Estate Operations

Real estate revenues decreased to $85,000 for the three months ended September 30, 2017 from $90,000 for the three months ended September 30, 2016 primarily as the result of higher vacancies due to the on-going renovation of several of the units. Operating expenses remained consistent during the both quarters.

Investment Transactions

The Company had a loss on marketable securities of $437,000 for the three months ended September 30, 2017 compared to a net gain on marketable securities of $425,000 for the three months ended September 30, 2016. As of September 30, 2017 and 2016, approximately 42% and 64%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (Comstock). As the result, the change in the market price of the common stock of Comstock will have a significant impact on the gain (loss) on marketable securities. For the three months ended September 30, 2017, the Company had a net realized loss of $75,000and a net unrealized loss of $362,000. For the three months ended September 30, 2016, the Company had a net realized gain of $120,000 and a net unrealized gain of $305,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax expense during the three months ended September 30, 2017 and 2016 represents primarily the income tax effect on the Portsmouth’s pretax income which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2017 and June 30, 2017 by selected industry groups.

		% of Total
As of September 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,548,000	50.5%
Technology	1,324,000	26.2%
Energy	395,000	7.8%
REITs and real estate companies	163,000	3.2%
Other	622,000	12.3%
	$5,052,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,766,000	47.1%
Technology	1,386,000	23.6%
Energy	689,000	11.7%
REITs and real estate companies	350,000	6.0%
Other	683,000	11.6%
	$5,874,000	100.0%

As of September 30, 2017, 42% of the Company’s investment in marketable securities portfolio consists primarily of of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods

For the three months ended September 30,	2017	2016
Net (loss) gain on marketable securities	$(437,000)	$425,000
Impairment loss on other investments	-	(10,000)
Dividend and interest income	21,000	18,000
Margin interest expense	(46,000)	(27,000)
Trading and management expenses	(43,000)	(36,000)
(Loss) income from investments	$(505,000)	$370,000

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, general partner management fees, and limited partnership distributions from the Partnership. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Beginning in February 2017, the loan began to amortize over a thirty-year period thru its maturity date. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. The outstanding balance of the senior loan and the mezzanine loans as of September 30, 2017 were $96,028,399 and $20,000,000 respectively. Effective May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2017.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

Despite an uncertain economy, the Hotel has continued to generate strong revenue growth. While the debt service requirements related the loans and the legal settlement may create some additional risks for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2017, the Company’s material financial obligations which also including interest payments:

		9 Months
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$119,286,000	$1,068,000	$1,476,000	$1,543,000	$4,262,000	$1,649,000	$109,288,000
Related party and other notes payable	10,129,000	4,488,000	421,000	567,000	567,000	567,000	3,519,000
Interest	44,097,000	6,017,000	7,150,000	7,084,000	6,921,000	6,771,000	10,154,000
Total	$173,512,000	$11,573,000	$9,047,000	$9,194,000	$11,750,000	$8,987,000	$122,961,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2017. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for a summary of the critical accounting policies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in the Company’s Form 10-K for the year ended June 30, 2017, we identified a material weakness in internal controls over financial reporting related to our deferred income taxes and income tax expense during the fourth quarter of fiscal 2017. During the quarter ended September 30, 2017, we hired new tax CPA specialist to perform detailed analysis which was completed for the year ended June 30, 2017. We also assigned our audit committee with oversight responsibilities. The Company has taken steps to remediate the material weakness and improved its internal control over financial reporting during the last quarterly period covered by this Form 10-Q.

PART II.

OTHER INFORMATION

Item 5. Exhibits.

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	November 8, 2017	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	November 8, 2017	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
And Controller

- 20 -