Form 10-Q
period 2017-12-31
SANTA FE FINANCIAL CORP
filed 2018-02-02
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of January 30, 2018 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

As of	December 31, 2017	June 30, 2017
ASSETS
Investment in hotel, net	$37,168,000	$38,390,000
Investment in real estate, net	4,995,000	5,007,000
Investment in marketable securities	4,708,000	5,874,000
Other investments, net	548,000	696,000
Cash and cash equivalents	1,463,000	2,097,000
Restricted cash	5,518,000	5,173,000
Accounts receivable - hotel, net	1,222,000	1,436,000
Other assets, net	1,613,000	1,683,000
Deferred tax assets	7,763,000	10,927,000

Total assets	$64,998,000	$71,283,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$16,097,000	$17,402,000
Due to securities broker	1,370,000	1,005,000
Obligations for securities sold	1,062,000	1,271,000
Related party and other notes payable	10,050,000	10,209,000
Mortgage notes payable - real estate	3,223,000	3,256,000
Mortgage notes payable - hotel, net	115,038,000	115,615,000

Total liabilities	146,840,000	148,758,000

Shareholders' deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,339,638 and outstanding 1,241,810 as of December 31, 2017 and June 30, 2017	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(62,224,000)	(58,938,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(54,233,000)	(50,947,000)
Noncontrolling interest	(27,609,000)	(26,528,000)
Total shareholders' deficit	(81,842,000)	(77,475,000)

Total liabilities and shareholders' deficit	$64,998,000	$71,283,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2017	2016

Revenues:
Hotel	$13,187,000	$12,837,000
Real estate	86,000	87,000
Total revenues	13,273,000	12,924,000

Costs and operating expenses:
Hotel operating expenses	(10,743,000)	(9,926,000)
Real estate operating expenses	(45,000)	(44,000)
Depreciation and amortization expense	(684,000)	(811,000)
General and administrative expense	(303,000)	(238,000)

Total costs and operating expenses	(11,775,000)	(11,019,000)

Income from operations	1,498,000	1,905,000

Other income (expense):
Interest expense - mortgage	(2,003,000)	(1,932,000)
Net loss on marketable securities	(845,000)	(1,541,000)
Impairment loss on other investments	(124,000)	(12,000)
Dividend and interest income	10,000	18,000
Trading and margin interest expense	(86,000)	(81,000)

Total other expense, net	(3,048,000)	(3,548,000)

Loss before income taxes	(1,550,000)	(1,643,000)
Income tax (expense) benefit	(2,902,000)	377,000

Net loss	(4,452,000)	(1,266,000)
Less: Net loss attributable to the noncontrolling interest	1,250,000	174,000

Net loss attributable to Santa Fe	$(3,202,000)	$(1,092,000)

Basic and diluted net loss per share attributable to Santa Fe	$(2.58)	$(0.88)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2017	2016

Revenues:
Hotel	$27,624,000	$27,442,000
Real estate	171,000	177,000
Total revenues	27,795,000	27,619,000

Costs and operating expenses:
Hotel operating expenses	(21,332,000)	(20,182,000)
Real estate operating expenses	(93,000)	(92,000)
Depreciation and amortization expense	(1,382,000)	(1,523,000)
General and administrative expense	(629,000)	(483,000)

Total costs and operating expenses	(23,436,000)	(22,280,000)

Income from operations	4,359,000	5,339,000

Other income (expense):
Interest expense - mortgage	(4,012,000)	(3,943,000)
Net loss on marketable securities	(1,282,000)	(1,116,000)
Impairment loss on other investments	(124,000)	(22,000)
Dividend and interest income	31,000	36,000
Trading and margin interest expense	(175,000)	(144,000)

Total other expense, net	(5,562,000)	(5,189,000)

(Loss) income before income taxes	(1,203,000)	150,000
Income tax expense	(3,164,000)	(328,000)

Net loss	(4,367,000)	(178,000)
Less: Net loss (income) attributable to the noncontrolling interest	1,081,000	(228,000)

Net loss attributable to Santa Fe	$(3,286,000)	$(406,000)

Basic and diluted net loss per share attributable to Santa Fe	$(2.65)	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31,	2017	2016
Cash flows from operating activities:
Net loss	$(4,367,000)	$(178,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	1,212,000	1,197,000
Impairment loss on other investments	124,000	22,000
Deferred tax asset	3,164,000	328,000
Depreciation and amortization	1,438,000	1,523,000
Changes in assets and liabilities:
Investment in marketable securities	(46,000)	(1,027,000)
Accounts receivable	214,000	2,337,000
Other assets	70,000	262,000
Accounts payable and other liabilities	(1,305,000)	(2,832,000)
Due to securities broker	365,000	691,000
Obligations for securities sold	(209,000)	264,000
Net cash provided by operating activities	660,000	2,587,000

Cash flows from investing activities:
Payments for hotel and real estate investments	(148,000)	(389,000)
Proceeds from other investments	24,000	-
Net cash used in investing activities	(124,000)	(389,000)

Cash flows from financing activities:
Restricted cash - payments to mortgage impounds, net	(345,000)	(899,000)
Net payments of related party and other notes payable	(825,000)	(2,360,000)
Net cash used in financing activities	(1,170,000)	(3,259,000)

Net decrease in cash and cash equivalents:	(634,000)	(1,061,000)
Cash and cash equivalents at the beginning of the period	2,097,000	3,397,000
Cash and cash equivalents at the end of the period	$1,463,000	$2,336,000

Supplemental information:
Interest paid	$4,100,000	$4,010,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

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

The results of operations for the three months ended December 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018.

Santa Fe Financial owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 81.9%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of ten years commencing on the takeover date and automatically renewals for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three and six months ended December 31, 2017 and 2016 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

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

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of December 31, 2017, InterGroup is in compliance with both requirements.

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

Recently Issued Accounting Pronouncements and U.S. Tax Reform

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing corporate income tax by, among other things, lowering corporate income tax rates. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years.

The reduction of the corporate tax rate will cause us to reduce our deferred tax asset to the lower federal base rate of 21%. As a result, a provisional net charge of $3,313,000 was included in the income tax expense for the quarter ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2017	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	27,896,000	(25,297,000)	2,599,000
Building and improvements	59,786,000	(27,113,000)	32,673,000
	$89,578,000	$(52,410,000)	$37,168,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	27,681,000	(24,570,000)	3,111,000
Building and improvements	59,771,000	(26,388,000)	33,383,000
	$89,348,000	$(50,958,000)	$38,390,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complexes located in Los Angeles, California and Santa Monica, California, respectively. The Company also owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	December 31, 2017	June 30, 2017
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,892,000	2,854,000
Accumulated depreciation	(1,300,000)	(1,250,000)
	4,022,000	4,034,000
Land held for development	973,000	973,000
Investment in real estate, net	$4,995,000	$5,007,000

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2017 and June 30, 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of December 31, 2017
Corporate
Equities	$12,231,000	$665,000	$(8,188,000)	$(7,523,000)	$4,708,000

As of June 30, 2017
Corporate
Equities	$12,190,000	$538,000	$(6,854,000)	$(6,316,000)	$5,874,000

As of December 31, 2017, and June 30, 2017, approximately 22% and 40%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of December 31, 2017, and June 30, 2017, the Company had $8,105,000 and $6,783,000 respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the three and six months ended December 31, 2017 and 2016, respectively.

For the three months ended December 31,	2017	2016
Realized gain (loss) on marketable securities	$5,000	$(39,000)
Unrealized gain (loss) on marketable securities	203,000	(26,000)
Unrealized loss on marketable securities related to Comstock	(1,053,000)	(1,476,000)
Net loss on marketable securities	$(845,000)	$(1,541,000)

For the six months ended December 31,	2017	2016
Realized (loss) gain on marketable securities	$(70,000)	$81,000
Unrealized gain on marketable securities	168,000	11,000
Unrealized loss on marketable securities related to Comstock	(1,380,000)	(1,208,000)
Net loss on marketable securities	$(1,282,000)	$(1,116,000)

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

Other investments, net consist of the following:

Type	December 31, 2017	June 30, 2017
Private equity hedge fund, at cost	$361,000	$485,000
Other investments	187,000	211,000
	$548,000	$696,000

NOTE 6 – FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	December 31, 2017	June 30, 2017
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$1,311,000	$2,766,000
Technology	1,365,000	1,386,000
Energy	223,000	689,000
Other	1,809,000	1,033,000
	$4,708,000	$5,874,000

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

			Net loss for the six months
Assets	Level 3	December 31, 2017	ended December 31, 2017

Other non-marketable investments	$548,000	$548,000	$(124,000)

			Net loss for the six months
Assets	Level 3	June 30, 2017	ended December 31, 2016

Other non-marketable investments	$696,000	$696,000	$(22,000)

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

Information below represents reporting segments for the three and six months ended December 31, 2017 and 2016, respectively. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Segment (loss) gain from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,187,000	$86,000	$-	$-	$13,273,000
Segment operating expenses	(10,743,000)	(45,000)	-	(303,000)	(11,091,000)
Segment income (loss)	2,444,000	41,000	-	(303,000)	2,182,000
Interest expense - mortgage	(1,980,000)	(23,000)	-	-	(2,003,000)
Depreciation and amortization expense	(658,000)	(26,000)	-	-	(684,000)
Loss from investments	-	-	(1,045,000)	-	(1,045,000)
Income tax expense	-	-	-	(2,902,000)	(2,902,000)
Net loss	$(194,000)	$(8,000)	$(1,045,000)	$(3,205,000)	$(4,452,000)
Total assets	$45,037,000	$4,995,000	$5,256,000	$9,710,000	$64,998,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$12,837,000	$87,000	$-	$-	$12,924,000
Segment operating expenses	(9,926,000)	(44,000)	-	(238,000)	(10,208,000)
Segment income (loss)	2,911,000	43,000	-	(238,000)	2,716,000
Interest expense - mortgage	(1,909,000)	(23,000)	-	-	(1,932,000)
Depreciation and amortization expense	(785,000)	(26,000)	-	-	(811,000)
Loss from investments	-	-	(1,616,000)	-	(1,616,000)
Income tax benefit	-	-	-	377,000	377,000
Net income (loss)	$217,000	$(6,000)	$(1,616,000)	$139,000	$(1,266,000)
Total assets	$46,455,000	$5,071,000	$6,787,000	$11,190,000	$69,503,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$27,624,000	$171,000	$-	$-	$27,795,000
Segment operating expenses	(21,332,000)	(93,000)	-	(629,000)	(22,054,000)
Segment income (loss)	6,292,000	78,000	-	(629,000)	5,741,000
Interest expense - mortgage	(3,967,000)	(45,000)	-	-	(4,012,000)
Depreciation and amortization expense	(1,331,000)	(51,000)	-	-	(1,382,000)
Loss from investments	-	-	(1,550,000)	-	(1,550,000)
Income tax expense	-	-	-	(3,164,000)	(3,164,000)
Net income (loss)	$994,000	$(18,000)	$(1,550,000)	$(3,793,000)	$(4,367,000)
Total assets	$45,037,000	$4,995,000	$5,256,000	$9,710,000	$64,998,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$27,442,000	$177,000	$-	$-	$27,619,000
Segment operating expenses	(20,182,000)	(92,000)	-	(483,000)	(20,757,000)
Segment income (loss)	7,260,000	85,000	-	(483,000)	6,862,000
Interest expense - mortgage	(3,897,000)	(46,000)	-	-	(3,943,000)
Depreciation and amortization expense	(1,473,000)	(50,000)	-	-	(1,523,000)
Loss from investments	-	-	(1,246,000)	-	(1,246,000)
Income tax expense	-	-	-	(328,000)	(328,000)
Net income (loss)	$1,890,000	$(11,000)	$(1,246,000)	$(811,000)	$(178,000)
Total assets	$46,455,000	$5,071,000	$6,787,000	$11,190,000	$69,503,000

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018.

Also included in the balance of related party note payable at December 31, 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of December 31, 2017 and June 30, 2017, was $3,800,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017.

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of December 31, 2017, $400,000 of these fees remain payable.

As of December 31, 2017, Justice had paid in full an outstanding accounts payable balance to InterGroup for $116,000 for management of the Hotel from June to December of 2016.

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

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles, California. The parties have begun mediation sessions in order to attempt to resolve the matter prior to the hearing of April 2018. No prediction can be given as to the outcome of this matter.

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

Item 3 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and could be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 was received in May 2017 and is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017.

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

Three months Ended December 31, 2017 Compared to Three months Ended December 30, 2016

The Company had a net loss of $4,452,000 for the three months ended December 31, 2017 compared to net loss of $1,266,000 for the three months ended December 31, 2016. The decrease in net loss is primarily attributable to the increase in income tax expense.

Hotel Operations

The Company had net loss from Hotel operations of $194,000 for the three months ended December 31, 2017 compared to net income of $217,000 for the three months ended December 31, 2016. The change is primarily due to increased operating expenses. The increase in revenues was offset by increased franchise fees, legal fees and union wages during the quarter ended December 31, 2017 compared to December 31, 2016.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2017 and 2016:

For the three months ended December 31,	2017	2016
Hotel revenues:
Hotel rooms	$10,710,000	$10,497,000
Food and beverage	1,614,000	1,506,000
Garage	735,000	643,000
Other operating departments	128,000	191,000
Total hotel revenues	13,187,000	12,837,000
Operating expenses excluding depreciation and amortization	(10,743,000)	(9,926,000)
Operating income before interest, depreciation and amortization	2,444,000	2,911,000
Interest expense - mortgage	(1,980,000)	(1,909,000)
Depreciation and amortization expense	(658,000)	(785,000)
Net (loss) income from Hotel operations	$(194,000)	$217,000

For the three months ended December 31, 2017, the Hotel had operating income of $2,444,000 before interest expense, depreciation and amortization on total operating revenues of $13,187,000 compared to operating income of $2,911,000 before interest expense, depreciation and amortization on total operating revenues of $12,837,000 for the three months ended December 31, 2016.  Room revenues increased by $213,000 for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 primarily due to Salesforce citywide conference moving from third quarter in 2016 to fourth quarter in 2017. Food and beverage revenue increased by $108,000 as a result of increased catering and banquet services. Garage revenues increased by $92,000.

Total operating expenses increased by $817,000 this quarter primarily due to increased operating expenses related to food and beverage, rooms, franchise fees, and legal fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended December 31, 2017 and 2016.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$240	89%	$212
2016	$236	89%	$210

The Hotel’s revenues increased by 2.7% this quarter as compared to the previous comparable quarter. Average daily rate increased by $4 and RevPAR increased by $2 for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. Average occupancy was 89% for both quarters.

Real Estate Operations

Net loss from real estate operations remained relatively consistent during the three months ended December 31, 2017 and three months ended December 31, 2016 due to the on-going renovation of the property in Santa Monica, California.

Investment Transactions

The Company had a net loss on marketable securities of $845,000 for the three months ended December 31, 2017 compared to a net loss on marketable securities of $1,541,000 for the three months ended December 31, 2016. As of December 31, 2017 and 2016, approximately 22% and 57%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (Comstock). As the result, the change in the market price of the common stock of Comstock will have a significant impact on the gain (loss) on marketable securities. For the three months ended December 31, 2017, the Company had a net realized gain of $5,000 and a net unrealized loss of $850,000. For the three months ended December 31, 2016, the Company had a net realized loss of $39,000 and a net unrealized loss of $1,502,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax expense during the three months ended December 31, 2017 and 2016 represents primarily the income tax effect on the Portsmouth’s pretax income which includes its share in net income of the Hotel.

Six months Ended December 31, 2017 Compared to Six months Ended December 31, 2016

The Company had a net loss of $4,367,000 for the six months ended December 31, 2017 compared to net loss of $178,000 for the six months ended December 31, 2016. The increase in net loss is primarily attributable to the increase in income tax expense.

Hotel Operations

Net income from Hotel operations was $994,000 for the six months ended December 31, 2017 compared to net income of $1,890,000 for the six months ended December 31, 2016. The decrease in net income is primarily due to increased operating expenses. The increase in revenues were offset by increased franchise fees, legal fees and union wages during the six months ended December 31, 2017 compared to December 31, 2016.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2017 and 2016:

For the six months ended December 31,	2017	2016
Hotel revenues:
Hotel rooms	$22,552,000	$22,795,000
Food and beverage	3,373,000	2,955,000
Garage	1,516,000	1,324,000
Other operating departments	183,000	368,000
Total hotel revenues	27,624,000	27,442,000
Operating expenses excluding depreciation and amortization	(21,332,000)	(20,182,000)
Operating income before interest, depreciation and amortization	6,292,000	7,260,000
Interest expense - mortgage	(3,967,000)	(3,897,000)
Depreciation and amortization expense	(1,331,000)	(1,473,000)
Net income from Hotel operations	$994,000	$1,890,000

For the six months ended December 31, 2017, the Hotel had operating income of $6,292,000 before interest, depreciation and amortization on total operating revenues of $27,624,000 compared to operating income of $7,260,000 before interest, depreciation and amortization on total operating revenues of $27,442,000 for the six months ended December 31, 2016.  Room revenues decreased by $243,000 for the six months ended December 31, 2017 compared to the six months ended December 31, 2016 primarily as the result of the decrease in group business and the decrease in the average daily rate. Food and beverage revenue increased by $418,000 as the result of an increase in the catering and banquet services from the decrease in the group business. Garage revenues increased by $192,000 as a result of freeing parking spaces that were utilized as storage by previous management as well as additional valet parking income.

Total operating expenses increased by $1,150,000 for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 primarily due to the increase in legal fees associated with the Glaser matter, franchise fees, food, beverage and room operating expenses; the increase was offset by reduced advertising and sales costs, repairs and maintenance expense, and other operating department expenses.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the six months ended December 31, 2017 and 2016.

Six months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$247	91%	$225
2016	$245	93%	$228

The Hotel’s total revenues increased by 0.7% for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. Average daily rate increased by $2 and RevPAR decreased by $3 for the six months ended December 31, 2017 compared to the six months ended December 31, 2016. Average occupancy decreased by 2% during the six months ended December 31, 2017 versus the comparable period.

Real Estate Operations

Real estate revenues decreased to $171,000 for the six months ended December 31, 2017 from $177,000 for the six months ended December 31, 2016 primarily as the result of higher vacancies due to the on-going renovation of the property in Santa Monica, California while operating expenses remained relatively consistent during the current period.

Investment Transactions

The Company had a net loss on marketable securities of $1,282,000 for the six months ended December 31, 2017 compared to a net loss on marketable securities of $1,116,000 for the six months ended December 31, 2016. For the six months ended December 31, 2017, the Company had a net loss of approximately $1,380,000 related to the Company’s investment in the common stock of Comstock. For the comparative six months ended December 31, 2016, the Company had a net loss of approximately $1,208,000 related to the Company’s investment in Comstock. For the six months ended December 31, 2017, the Company had a net realized loss of $70,000 and a net unrealized loss of $1,212,000. For the six months ended December 31, 2016, the Company had a net realized gain of $81,000 and a net unrealized loss of $1,197,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax (expense) benefit during the six months ended December 31, 2017 and 2016 represents primarily the income tax effect on the Portsmouth’s pretax income (loss) which includes its share of the net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2017 and June 30, 2017 by selected industry groups:

		% of Total
As of December 31, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$1,311,000	27.8%
Technology	1,365,000	29.0%
Energy	223,000	4.7%
REITs and real estate companies	266,000	5.6%
Financial	368,000	7.8%
Other	1,175,000	25.0%
	$4,708,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,766,000	47.1%
Technology	1,386,000	23.6%
Energy	689,000	11.7%
REITs and real estate companies	350,000	6.0%
Other	683,000	11.6%
	$5,874,000	100.0%

As of December 31, 2017, the Company’s investment in marketable securities portfolio consists primarily of 22% of the common stock of Comstock which is included in the basic materials industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2017	2016
Net loss on marketable securities	$(845,000)	$(1,541,000)
Impairment loss on other investments	(124,000)	(12,000)
Dividend and interest income	10,000	18,000
Margin interest expense	(42,000)	(40,000)
Trading and management expenses	(44,000)	(41,000)
	$(1,045,000)	$(1,616,000)

For the six months ended December 31,	2017	2016
Net loss on marketable securities	$(1,282,000)	$(1,116,000)
Impairment loss on other investments	(124,000)	(22,000)
Dividend and interest income	31,000	36,000
Margin interest expense	(88,000)	(67,000)
Trading and management expenses	(87,000)	(77,000)
	$(1,550,000)	$(1,246,000)

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

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2017, the Company’s material financial obligations which also including interest payments:

		6 Months
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$118,947,000	$729,000	$1,474,000	$1,540,000	$4,268,000	$1,649,000	$109,287,000
Related party and other notes payable	10,050,000	158,000	4,671,000	567,000	567,000	567,000	3,520,000
Interest	42,154,000	3,838,000	7,405,000	7,084,000	6,921,000	6,769,000	10,137,000
Total	$171,151,000	$4,725,000	$13,550,000	$9,191,000	$11,756,000	$8,985,000	$122,944,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2017. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for a summary of the critical accounting policies.

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	February 2, 2018	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	February 2, 2018	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

- 23 -