Form 10-Q
period 2018-12-31
SANTA FE FINANCIAL CORP
filed 2019-02-01
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of January 31, 2019 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

As of	December 31, 2018	June 30, 2018
ASSETS
Investment in hotel, net	$36,707,000	$37,359,000
Investment in real estate, net	4,914,000	4,961,000
Investment in marketable securities	1,803,000	4,439,000
Other investments, net	424,000	474,000
Cash and cash equivalents	8,256,000	7,647,000
Restricted cash	8,140,000	7,119,000
Accounts receivable - hotel, net	928,000	1,799,000
Other assets, net	1,737,000	1,546,000
Deferred tax assets	4,670,000	5,159,000

Total assets	$67,579,000	$70,503,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$13,961,000	$15,017,000
Due to securities broker	143,000	1,068,000
Obligations for securities sold	-	919,000
Related party and other notes payable	8,483,000	8,641,000
Capital leases	1,243,000	1,355,000
Mortgage notes payable - real estate	3,320,000	3,188,000
Mortgage notes payable - hotel, net	113,789,000	114,372,000

Total liabilities	140,939,000	144,560,000

Shareholders' deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,339,638 and outstanding 1,241,810 as of December 31, 2018 and June 30, 2018	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(57,402,000)	(57,442,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(49,411,000)	(49,451,000)
Noncontrolling interest	(23,949,000)	(24,606,000)
Total shareholders' deficit	(73,360,000)	(74,057,000)

Total liabilities and shareholders' deficit	$67,579,000	$70,503,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2018	2017

Revenues:
Hotel	$13,997,000	$13,187,000
Real estate	84,000	86,000
Total revenues	14,081,000	13,273,000

Costs and operating expenses:
Hotel operating expenses	(11,236,000)	(10,743,000)
Real estate operating expenses	(61,000)	(45,000)
Depreciation and amortization expense	(645,000)	(684,000)
General and administrative expense	(223,000)	(303,000)

Total costs and operating expenses	(12,165,000)	(11,775,000)

Income from operations	1,916,000	1,498,000

Other income (expense):
Interest expense - mortgage	(1,781,000)	(1,874,000)
Interest expense - related party	(131,000)	(129,000)
Net (loss) gain on marketable securities	(386,000)	208,000
Net loss on marketable securities - Comstock	(75,000)	(1,053,000)
Impairment loss on other investments	-	(124,000)
Dividend and interest income	23,000	10,000
Trading and margin interest expense	(77,000)	(86,000)

Total other expense, net	(2,427,000)	(3,048,000)

Loss before income taxes	(511,000)	(1,550,000)
Income tax benefit (expense)	141,000	(2,902,000)

Net loss	(370,000)	(4,452,000)
Less: Net (income) loss attributable to the noncontrolling interest	(156,000)	1,250,000

Net loss attributable to Santa Fe Financial Corporation	$(526,000)	$(3,202,000)

Basic and diluted net loss per share attributable to Santa Fe Financial Corporation	$(0.42)	$(2.58)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the six months ended December 31,	2018	2017

Revenues:
Hotel	$29,807,000	$27,624,000
Real estate	161,000	171,000
Total revenues	29,968,000	27,795,000

Costs and operating expenses:
Hotel operating expenses	(22,046,000)	(21,332,000)
Real estate operating expenses	(118,000)	(93,000)
Depreciation and amortization expense	(1,289,000)	(1,382,000)
General and administrative expense	(479,000)	(629,000)

Total costs and operating expenses	(23,932,000)	(23,436,000)

Income from operations	6,036,000	4,359,000

Other income (expense):
Interest expense - mortgage	(3,724,000)	(3,751,000)
Interest expense - related party	(246,000)	(261,000)
Net (loss) gain on marketable securities	(397,000)	98,000
Net loss on marketable securities - Comstock	(341,000)	(1,380,000)
Impairment loss on other investments	-	(124,000)
Dividend and interest income	38,000	31,000
Trading and margin interest expense	(180,000)	(175,000)

Total other expense, net	(4,850,000)	(5,562,000)

Income (loss) before income taxes	1,186,000	(1,203,000)
Income tax expense	(489,000)	(3,164,000)

Net income (loss)	697,000	(4,367,000)
Less: Net (income) loss attributable to the noncontrolling interest	(657,000)	1,081,000

Net income (loss) attributable to Santa Fe Financial Corporation	$40,000	$(3,286,000)

Basic and diluted net loss per share attributable to Santa Fe Financial Corporation	$0.03	$(2.65)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(UNAUDITED)

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at June 30, 2018	1,339,638	$134,000	$8,808,000	$(57,442,000)	$(951,000)	$(49,451,000)	$(24,606,000)	$(74,057,000)

Net income	-	-	-	566,000	-	566,000	501,000	1,067,000

Balance at September 30, 2018	1,339,638	134,000	8,808,000	(56,876,000)	(951,000)	(48,885,000)	(24,105,000)	(72,990,000)

Net (loss) income	-	-	-	(526,000)	-	(526,000)	156,000	(370,000)

Balance at December 31, 2018	1,339,638	$134,000	$8,808,000	$(57,402,000)	$(951,000)	$(49,411,000)	$(23,949,000)	$(73,360,000)

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at June 30, 2017	1,339,638	$134,000	$8,808,000	$(58,938,000)	$(951,000)	$(50,947,000)	$(26,528,000)	$(77,475,000)

Net (loss) income	-	-	-	(84,000)	-	(84,000)	169,000	85,000

Balance at September 30, 2017	1,339,638	134,000	8,808,000	(59,022,000)	(951,000)	(51,031,000)	(26,359,000)	(77,390,000)

Net loss	-	-	-	(3,202,000)	-	(3,202,000)	(1,250,000)	(4,452,000)

Balance at December 31, 2017	1,339,638	$134,000	$8,808,000	$(62,224,000)	$(951,000)	$(54,233,000)	$(27,609,000)	$(81,842,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2018	2017
Cash flows from operating activities:
Net income (loss)	$697,000	$(4,367,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss on marketable securities	1,028,000	1,212,000
Impairment loss on other investments	-	124,000
Deferred taxes	489,000	3,164,000
Depreciation and amortization	1,229,000	1,438,000
Changes in operating assets and liabilities:
Investment in marketable securities	1,608,000	(46,000)
Accounts receivable	871,000	214,000
Other assets	(191,000)	70,000
Accounts payable and other liabilities	(1,056,000)	(1,305,000)
Due to securities broker	(925,000)	365,000
Obligations for securities sold	(919,000)	(209,000)
Net cash provided by operating activities	2,831,000	660,000

Cash flows from investing activities:
Payments for hotel and real estate investments	(590,000)	(148,000)
Proceeds from other investments	50,000	24,000
Net cash used in investing activities	(540,000)	(124,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(661,000)	(825,000)
Net cash used in financing activities	(661,000)	(825,000)

Net increase (decrease) in cash and cash equivalents:	1,630,000	(289,000)
Cash, cash equivalents and restricted cash at the beginning of the period	14,766,000	7,270,000
Cash, cash equivalents and restricted cash at the end of the period	$16,396,000	$6,981,000

Supplemental information:
Interest paid	$4,029,000	$4,100,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018. The December 31, 2018 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2018.

The results of operations for the six months ended December 31, 2018 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2019.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the six months ended December 31, 2018 and 2017 represent the income tax effect on the Company’s pretax income (loss) which includes its share in the net income of the Hotel. For the three months ended December 31, 2017, a provisional net charge of $3,313,000 was included in the income tax expense as a result of reducing our deferred tax asset to the lower federal base rate of 21%.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from its Hotel operations. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $94,349,000 and $95,018,000 as of December 31, 2018 and June 30, 2018, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of December 31, 2018, InterGroup is in compliance with both requirements.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Woodland Village and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in July 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of December 31, 2018.

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

The following table provides a summary as of December 31, 2018, the Company’s material financial obligations which also includes interest payments:

		6 Months
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$117,669,000	$733,000	$4,438,000	$1,564,000	$1,649,000	$1,740,000	$107,545,000
Related party and other notes payable	9,726,000	3,477,000	893,000	913,000	927,000	641,000	2,875,000
Interest	34,596,000	3,763,000	7,021,000	6,892,000	6,785,000	6,681,000	3,454,000
Total	$161,991,000	$7,973,000	$12,352,000	$9,369,000	$9,361,000	$9,062,000	$113,874,000

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

The following table present our hotel revenues disaggregated by revenue streams. Revenues from real estate are not affected by the new guidance.

For the three months ended December 31,	2018	2017
Hotel revenues:
Hotel rooms	$11,565,000	$10,710,000
Food and beverage	1,565,000	1,614,000
Garage	734,000	735,000
Other operating departments	133,000	128,000
Total hotel revenue	$13,997,000	$13,187,000

For the six months ended December 31,	2018	2017
Hotel revenues:
Hotel rooms	$25,087,000	$22,552,000
Food and beverage	3,014,000	3,373,000
Garage	1,508,000	1,516,000
Other operating departments	198,000	183,000
Total hotel revenue	$29,807,000	$27,624,000

Performance obligations

We identified the following performance obligations for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

•	Cancelable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

•	Noncancelable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

•	Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

•	Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2018 and June 30, 2018 other than trade and other receivables, net on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. Contract liabilities increased to $1,255,000 as of December 31, 2018 from $571,000 as of June 30, 2018. The increase for the six months ended December 31, 2018 was primarily driven by deposits received from upcoming groups, partially offset by $560,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2018.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2018	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	29,932,000	(26,418,000)	3,514,000
Building and improvements	59,798,000	(28,501,000)	31,297,000
	$91,626,000	$(54,919,000)	$36,707,000

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	29,350,000	(25,877,000)	3,473,000
Building and improvements	59,798,000	(27,808,000)	31,990,000
	$91,044,000	$(53,685,000)	$37,359,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and 2-unit multi-family apartment complexes located in Los Angeles, California and Santa Monica, California, respectively. The Company also owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	December 31, 2018	June 30, 2018
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,919,000	2,912,000
Accumulated depreciation	(1,408,000)	(1,354,000)
	3,941,000	3,988,000
Land held for development	973,000	973,000
Investment in real estate, net	$4,914,000	$4,961,000

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2018 and June 30, 2018, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of December 31, 2018
Corporate Equities	$10,596,000	$173,000	$(8,966,000)	$(8,793,000)	$1,803,000

As of June 30, 2018
Corporate Equities	$12,187,000	$721,000	$(8,469,000)	$(7,748,000)	$4,439,000

As of December 31, 2018, and June 30, 2018, approximately 20% and 16%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE AMERICAN: LODE).

As of December 31, 2018, and June 30, 2018, the Company had $8,785,000 and $8,433,000 respectively, of unrealized losses related to securities held for over one year. As of December 31, 2018, and June 30, 2018, unrealized losses related to the Company’s investment in Comstock were $8,709,000 and $8,369,000, respectively.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the net loss on marketable securities for the three and six months ended December 31, 2018 and 2017, respectively.

For the three months ended December 31,	2018	2017
Realized gain on marketable securities	$249,000	$5,000
Unrealized (loss) gain on marketable securities	(635,000)	203,000
Unrealized loss on marketable securities related to Comstock	(75,000)	(1,053,000)
Net loss on marketable securities	$(461,000)	$(845,000)

For the six months ended December 31,	2018	2017
Realized gain (loss) on marketable securities	$290,000	$(70,000)
Unrealized (loss) gain on marketable securities	(687,000)	168,000
Unrealized loss on marketable securities related to Comstock	(341,000)	(1,380,000)
Net loss on marketable securities	$(738,000)	$(1,282,000)

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

Other investments, net consist of the following:

Type	December 31, 2018	June 30, 2018
Private equity hedge fund, at cost	$294,000	$344,000
Other investments	130,000	130,000
	$424,000	$474,000

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

	12/31/2018	6/30/2018
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Energy	$396,000	$75,000
Basic materials	357,000	698,000
REITs and real estate companies	315,000	1,484,000
Healthcare	232,000	838,000
Technology	206,000	639,000
Other	297,000	705,000
	$1,803,000	$4,439,000

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

			Net loss for the six months
Assets	Level 3	December 31, 2018	ended December 31, 2018

Other non-marketable investments	$424,000	$424,000	$-

			Net loss for the six months
Assets	Level 3	June 30, 2018	ended December 31, 2017

Other non-marketable investments	$474,000	$474,000	$-

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

As of	12/31/2018	6/30/2018

Cash and cash equivalents	$8,256,000	$7,647,000
Restricted cash	8,140,000	7,119,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$16,396,000	$14,766,000

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

Information below represents reporting segments for the three and six months ended December 31, 2018 and 2017, respectively. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income (loss) from real estate operations consists of the operation of the rental properties. Segment (loss) gain from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,997,000	$84,000	$-	$-	$14,081,000
Segment operating expenses	(11,236,000)	(61,000)	-	(223,000)	(11,520,000)
Segment income (loss)	2,761,000	23,000	-	(223,000)	2,561,000
Interest expense - mortgage	(1,887,000)	(25,000)	-	-	(1,912,000)
Depreciation and amortization expense	(618,000)	(27,000)	-	-	(645,000)
Loss from investments	-	-	(515,000)	-	(515,000)
Income tax benefit	-	-	-	141,000	141,000
Net income (loss)	$256,000	$(29,000)	$(515,000)	$(82,000)	$(370,000)
Total assets	$54,829,000	$4,914,000	$2,227,000	$5,609,000	$67,579,000

For the three months	Hotel	Real Estate	Investment
ended December 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,187,000	$86,000	$-	$-	$13,273,000
Segment operating expenses	(10,743,000)	(45,000)	-	(303,000)	(11,091,000)
Segment income (loss)	2,444,000	41,000	-	(303,000)	2,182,000
Interest expense - mortgage	(1,980,000)	(23,000)	-	-	(2,003,000)
Depreciation and amortization expense	(658,000)	(26,000)	-	-	(684,000)
Loss from investments	-	-	(1,045,000)	-	(1,045,000)
Income tax expense	-	-	-	(2,902,000)	(2,902,000)
Net loss	$(194,000)	$(8,000)	$(1,045,000)	$(3,205,000)	$(4,452,000)

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$29,807,000	$161,000	$-	$-	$29,968,000
Segment operating expenses	(22,046,000)	(118,000)	-	(479,000)	(22,643,000)
Segment income (loss)	7,761,000	43,000	-	(479,000)	7,325,000
Interest expense - mortgage	(3,792,000)	(178,000)	-	-	(3,970,000)
Depreciation and amortization expense	(1,235,000)	(54,000)	-	-	(1,289,000)
Loss from investments	-	-	(880,000)	-	(880,000)
Income tax expense	-	-	-	(489,000)	(489,000)
Net income (loss)	$2,734,000	$(189,000)	$(880,000)	$(968,000)	$697,000
Total assets	$54,829,000	$4,914,000	$2,227,000	$5,609,000	$67,579,000

For the six months	Hotel	Real Estate	Investment
ended December 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$27,624,000	$171,000	$-	$-	$27,795,000
Segment operating expenses	(21,332,000)	(93,000)	-	(629,000)	(22,054,000)
Segment income (loss)	6,292,000	78,000	-	(629,000)	5,741,000
Interest expense - mortgage	(3,967,000)	(45,000)	-	-	(4,012,000)
Depreciation and amortization expense	(1,331,000)	(51,000)	-	-	(1,382,000)
Loss from investments	-	-	(1,550,000)	-	(1,550,000)
Income tax expense	-	-	-	(3,164,000)	(3,164,000)
Net income (loss)	$994,000	$(18,000)	$(1,550,000)	$(3,793,000)	$(4,367,000)

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to June 30, 2019. The balance of this loan was $3,000,000 as of December 31, 2018 and June 30, 2018, and are included in the related party and other note payable in the consolidated balance sheets.

Also included in the balance of related party note payable at December 31, 2018 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of December 31, 2018 and June 30, 2018, was $3,483,000 and $3,642,000, respectively.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. On September 1st 2017, the loan was extended to September 15, 2017 and paid off on September 13, 2017.

As of December 31, 2018, the Company had capital lease obligations outstanding of $1,243,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.53% per annum. Minimum future lease payments for assets under capital leases as of December 31, 2018 are as follows:

For the year ending June 30,
2019	$168,000
2020	384,000
2021	384,000
2022	376,000
2023	77,000
Total minimum lease payments	1,389,000
Less interest on capital lease	(146,000)
Present value of future minimum lease payments	$1,243,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2019	$3,477,000
2020	893,000
2021	913,000
2022	927,000
2023	641,000
Thereafter	2,875,000
$9,726,000

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Woodland Village and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in July 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of December 31, 2018.

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of December 31, 2018, $200,000 of these fees remain payable and are included in related party and other notes payable on the accompanying condensed consolidated balance sheets.

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

RESULTS OF OPERATIONS

The Company's principal source of revenue continues to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. The Company also generates income from its investments in multi-family real estate properties and from investment of its cash and securities assets. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

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

Three months Ended December 31, 2018 Compared to Three months Ended December 31, 2017

The Company had a net loss of $370,000 for the three months ended December 31, 2018 compared to net loss of $4,452,000 for the three months ended December 31, 2017. The decrease in net loss is primarily attributable to reduction in income tax expense.

Hotel Operations

The Company had net income from Hotel operations of $256,000 for the three months ended December 31, 2018 compared to net loss of $194,000 for the three months ended December 31, 2017. The change from net loss to net income is primarily due to increased room revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2018 and 2017.

For the three months ended December 31,	2018	2017
Hotel revenues:
Hotel rooms	$11,565,000	$10,710,000
Food and beverage	1,565,000	1,614,000
Garage	734,000	735,000
Other operating departments	133,000	128,000
Total hotel revenues	13,997,000	13,187,000
Operating expenses excluding depreciation and amortization	(11,236,000)	(10,743,000)
Operating income before interest, depreciation and amortization	2,761,000	2,444,000
Interest expense - mortgage	(1,887,000)	(1,980,000)
Depreciation and amortization expense	(618,000)	(658,000)
Net income (loss) from Hotel operations	$256,000	$(194,000)

For the three months ended December 31, 2018, the Hotel had operating income of $2,761,000 before interest expense, depreciation and amortization on total operating revenues of $13,997,000 compared to operating income of $2,444,000 before interest expense, depreciation and amortization on total operating revenues of $13,187,000 for the three months ended December 31, 2017. Room revenues increased by $855,000 for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 due to our change in strategy to limit midweek group business in order to capture higher rate transient occupancy and to grow occupancy on shoulder dates with group rooms. Food and beverage revenue decreased by $49,000 as a result of limiting midweek group business. Revenue from garage and other operating departments remained relatively consistent year over year.

Total operating expenses increased by $493,000 this quarter primarily due to increase in group commission, management fees, and increased labor costs as a result of increased occupancy.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2018 and 2017.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$239	97%	$232
2017	$240	89%	$212

The Hotel’s revenues increased by 6.1% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $1, average occupancy increased from 89% to 97%, and RevPAR increased by $20 for the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Real Estate Operations

The Company had net loss from real estate operations of $29,000 for the three months ended December 31, 2018 compared to net loss of $8,000 for the three months ended December 31, 2017. The increase in net loss is primarily due to increased operating expenses. Revenues from real estate operations remained relatively consistent during the comparable three-month periods due to the on-going renovation of the property in Santa Monica, California.

Investment Transactions

The Company had a net loss on marketable securities of $461,000 for the three months ended December 31, 2018 compared to a net loss on marketable securities of $845,000 for the three months ended December 31, 2017. For the three months ended December 31, 2018, the Company had a net realized gain of $249,000 and a net unrealized loss of $710,000. For the three months ended December 31, 2017, the Company had a net realized gain of $5,000 and a net unrealized loss of $850,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit (expense) during the three months ended December 31, 2018 and 2017 represents primarily the income tax effect on the Portsmouth’s pretax loss which includes its share in net income of the Hotel.

Six months Ended December 31, 2018 Compared to six months Ended December 31, 2017

The Company had a net income of $697,000 for the six months ended December 31, 2018 compared to net loss of $4,367,000 for the six months ended December 31, 2017. The change is primarily attributable to increase in Hotel revenue and reduction in income tax expense.

Hotel Operations

Net income from Hotel operations was $2,734,000 for the six months ended December 31, 2018 compared to net income of $994,000 for the six months ended December 31, 2017. The increase in net income is primarily due to increase in revenue.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2018 and 2017.

For the six months ended December 31,	2018	2017
Hotel revenues:
Hotel rooms	$25,087,000	$22,552,000
Food and beverage	3,014,000	3,373,000
Garage	1,508,000	1,516,000
Other operating departments	198,000	183,000
Total hotel revenues	29,807,000	27,624,000
Operating expenses excluding depreciation and amortization	(22,046,000)	(21,332,000)
Operating income before interest, depreciation and amortization	7,761,000	6,292,000
Interest expense - mortgage	(3,792,000)	(3,967,000)
Depreciation and amortization expense	(1,235,000)	(1,331,000)
Net income from Hotel operations	$2,734,000	$994,000

For the six months ended December 31, 2018, the Hotel had operating income of $7,761,000 before interest, depreciation and amortization on total operating revenues of $29,807,000 compared to operating income of $6,292,000 before interest, depreciation and amortization on total operating revenues of $27,624,000 for the six months ended December 31, 2017.  Room revenues increased by $2,535,000 for the six months ended December 31, 2018 compared to the six months ended December 31, 2017 primarily as the result of taking the right amount of group business with ancillary spending while growing higher rated transient segments. Food and beverage revenue decreased by $359,000 as the result of fewer in-house banquet events. Garage revenue remained relatively consistent year over year. Revenue from other operating departments increased by $15,000 as a result of collecting forfeited deposits.

Total operating expenses increased by $714,000 for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 primarily due to increased group commission, franchise fees, as well as management fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the six months ended December 31, 2018 and 2017.

Six months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$258	97%	$250
2017	$247	91%	$225

The Hotel’s total revenues increased by 11.2% for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. Average daily rate increased by $11 and RevPAR increased by $25 for the six months ended December 31, 2018 compared to the six months ended December 31, 2017. Average occupancy increased by 6% during the six months ended December 31, 2018 versus the comparable period.

Real Estate Operations

The Company had net loss from real estate operations of $189,000 for the six months ended December 31, 2018 compared to net loss of $18,000 for the six months ended December 31, 2017. The increase in net loss is primarily due to increased interest expense. Revenues from real estate operations decreased by $10,000 for the comparable six-month periods as the result of higher vacancies due to the on-going renovation of the property in Santa Monica, California.

Investment Transactions

The Company had a net loss on marketable securities of $738,000 for the six months ended December 31, 2018 compared to a net loss on marketable securities of $1,282,000 for the six months ended December 31, 2017. For the six months ended December 31, 2018, the Company had a net realized gain of $290,000 and a net unrealized loss of $1,028,000. For the six months ended December 31, 2017, the Company had a net realized loss of $70,000 and a net unrealized loss of $1,212,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the six months ended December 31, 2018 and 2017 represents primarily the income tax effect on the Portsmouth’s pretax income (loss) which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2018 and June 30, 2018 by selected industry groups:

		% of Total
As of December 31, 2018		Investment
Industry Group	Fair Value	Securities

Energy	$396,000	21.9%
Basic materials	357,000	19.8%
REITs and real estate companies	315,000	17.5%
Healthcare	232,000	12.9%
Technology	206,000	11.4%
Other	297,000	16.5%
	$1,803,000	100.0%

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$1,484,000	33.4%
Healthcare	838,000	18.9%
Basic materials	698,000	15.7%
Technology	639,000	14.4%
Energy	75,000	1.7%
Other	705,000	15.9%
	$4,439,000	100.0%

As of December 31, 2018, 20% of the Company’s investment in marketable securities portfolio consists of the common stock of Comstock Mining, Inc. which is included in the basic materials industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2018	2017
Net loss on marketable securities	$(461,000)	$(845,000)
Impairment loss on other investments	-	(124,000)
Dividend and interest income	23,000	10,000
Margin interest expense	(32,000)	(42,000)
Trading and management expenses	(45,000)	(44,000)
	$(515,000)	$(1,045,000)

For the six months ended December 31,	2018	2017
Net loss on marketable securities	$(738,000)	$(1,282,000)
Impairment loss on other investments	-	(124,000)
Dividend and interest income	38,000	31,000
Margin interest expense	(79,000)	(88,000)
Trading and management expenses	(101,000)	(87,000)
	$(880,000)	$(1,550,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Outstanding principal balance on the loan was $94,349,000 and $95,018,000 as of December 31, 2018 and June 30, 2018, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to June 30, 2019. The balance of this loan was $3,000,000 as of December 31, 2018 and June 30, 2018, and are included in the related party and other note payable in the consolidated balance sheets.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. On September 1st 2017, the short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Woodland Village and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in July 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of December 31, 2018.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2018, the Company’s material financial obligations which also includes interest payments:

		6 Months
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$117,669,000	$733,000	$4,438,000	$1,564,000	$1,649,000	$1,740,000	$107,545,000
Related party and other notes payable	9,726,000	3,477,000	893,000	913,000	927,000	641,000	2,875,000
Interest	34,596,000	3,763,000	7,021,000	6,892,000	6,785,000	6,681,000	3,454,000
Total	$161,991,000	$7,973,000	$12,352,000	$9,369,000	$9,361,000	$9,062,000	$113,874,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2018 except for the adoption of ASU 2016-18 and ASC 606. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for a summary of the critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, we identified a material weakness in internal control over financial reporting related to our deferred income taxes and income tax expense during the fourth quarter of fiscal 2017. During the quarter ended September 30, 2017, we hired a new tax CPA specialist to perform a detailed analysis which was completed for the year ended June 30, 2017. We also assigned our audit committee with oversight responsibilities for the process. The material weakness related to tax provision preparation had not been remediated in fiscal year 2018. While significant progress was made as of June 30, 2018, these controls were not operating completely effectively. The Company has taken further steps, including increased scrutiny over the tax provision preparation process, to remediate the material weakness and improved its internal control over financial reporting during the six months ended December 31, 2018.

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending December 31, 2018, there were pending or threatened legal actions as follows:

NONE

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no events that are required to be reported under this Item.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events that are required to be reported under this Item.

Item 4. MINE SAFETY DISCLOSURES

There have been no events that are required to be reported under this Item.

Item 5. OTHER INFORMATION

There have been no events that are required to be reported under this Item.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: February 1, 2019	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2019	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-26-