Form 10-K
period 2019-06-30
SANTA FE FINANCIAL CORP
filed 2019-08-30
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 0-6877

SANTA FE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	95-2452529
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

12121 Wilshire Boulevard, Suite 610, Los Angeles, California 90025

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes  ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price on December 31, 2018 was approximately $6,545,000.

The number of shares outstanding of registrant’s Common Stock, as of August 30, 2019 was 1,241,810.

Securities registered pursuant to section 12(b) of the Act: None.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-Q and 8-K, Annual Reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. Consequently, no forward-looking statement can be guaranteed and our actual future results may differ materially.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

•	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	changes in the competitive environment in the hotel industry;

•	economic volatility and potential recessive trends;

•	risks related to natural disasters;

•	litigation; and

•	other risk factors discussed below in this Report.

We caution you not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects on our Forms 10-K and 10-Q, and Current Reports on Form 8-K filed, as well as other filings, with the Securities and Exchange Commission.

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

As of June 30, 2019, approximately 82.2% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2019, Santa Fe owned approximately 68.8% of the outstanding common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC Market Inc.’s Pink: PRSI). InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

The Company’s principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership (“Justice” or the “Partnership”), a California limited partnership. Portsmouth controls approximately 93.3% of the voting interest in Justice and is the sole general partner of Justice. The financial statements of Justice are consolidated with those of the Company.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Kearny Street Parking LLC (“Parking”) is the operator of the garage. Mezzanine is a wholly-owned subsidiary of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a ten-year management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. Prism’s management agreement was terminated upon its expiration date of February 2, 2017. Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and also provided the Partnership with certain key money cash incentives to be earned through 2030.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue. For the fiscal years ended June 30, 2019 and 2018, Interstate management fees were $1,206,000 and $957,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly-owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2019, monthly event space fee is $6,200. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. In the event that the Partnership needs the event space during one of the dates previously reserved by the Foundation, the Partnership shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2019 and 2018, the Partnership paid the Foundation $13,000 and $50,000, respectively, for using the event space on previously reserved dates by the Foundation.

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

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2019 and 2018, the Company had other investments of $351,000 and $474,000, respectively.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2019 and 2018, the Company had obligations for securities sold (equities short) of $625,000 and $919,000, respectively.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. Margin balances due at June 30, 2019 and 2018 were $396,000 and $1,068,000, respectively.

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

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. During fiscal year 2019, we implemented advanced state of the art internet system which included a rewiring of the entire hotel with the best possible Ethernet cabling and fiber. Specifically, the complete overhaul of the infrastructure of the Internet in the guest rooms and meeting space will enable the Hotel to compete in this market. This investment is allowing the Hotel to go to market with measurable statistics that will help win the much-coveted technology company meetings. We installed 55” and 65” 4K smart televisions in all guest rooms and common areas during fiscal year 2019. In fiscal 2018, an architecture firm was contracted to design the new guest rooms which have recently been approved by Hilton and the model rooms are in the works. We plan to bring back 14 guest rooms on the 5th floor as part of the initial phase of this renovation project and the next phase will include additional rooms being added on the 26th and 27th floors. We anticipate our window washing equipment to be completed within the second quarter of fiscal year 2020.

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

The Hotel’s location in the San Francisco Financial District lends itself to greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market. The Hotel will continue to focus on self-contained group business that contributes to the Food and Beverage operation and make use of the properties meeting space capabilities. Closure of the Moscone Convention Center has limited banquet revenue contribution in fiscal year 2019 but assisted in strong rate growth year over year. With the Moscone Convention Center returning to full capacity in calendar year 2019, we hope to see more growth in citywide room nights.

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

EMPLOYEES

As of June 30, 2019, the Company had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2019, approximately 85% of those employees were represented by one of four labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the fiscal year ended June 30, 2019, the Partnership renewed the CBA for Local 39 (Stationary Engineers), and Local 665 (Parking Employees). CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2018 and was renewed in August 2019. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA, and incorporates these principles into its operating and budgetary practices.

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

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions which could adversely affect the tourism industry. According to current economic news reports, the United States and other key international economies may be subject to a recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, and volatility in credit, equity and foreign exchange markets. These conditions affect discretionary and leisure spending and could adversely affect our customers’ ability or willingness to travel to destinations for leisure and cutback on discretionary business travel, which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing properties may reduce room rates and other prices which could also reduce our average revenues and harm our operating results.

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

We operate in the highly-competitive San Francisco hotel industry. The Hotel competes with other high-quality Northern California hotels and resorts. Many of these competitors seek to attract customers to their properties by providing food and beverage outlets, retail stores and other related amenities, in addition to hotel accommodations. To the extent that we seek to enhance our revenue base by offering our own various amenities, we compete with the service offerings provided by these competitors. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the San Francisco hotel and resort industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, technology infrastructure, entertainment attractions, theme and size. Any market perception that we do not excel with respect to such property-specific factors could adversely affect our ability to compete effectively. If we are unable to compete effectively, we could lose market share, which could adversely affect our business and results of operations.

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

Renovations and other capital improvements may give rise to the following additional risks, among others: construction cost overruns and delays; increased prices of materials due to tariffs; temporary closures of all or a portion of the Hotel to customers; disruption in service and room availability causing reduced demand, occupancy and rates; and possible environmental issues.

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

We depend in part, on third party management companies for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.

The Hotel is managed by Interstate. Their ability to manage the Hotel and to operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by the Partnership through its wholly-owned subsidiary, Justice Operating Company, LLC, a Delaware limited liability company (“Operating”). The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away.  Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors.  The third floor houses the Chinese Culture Center and grand ballroom.  The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown.  The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

The Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements.  In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On December 18, 2013: (i) Operating entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2019, InterGroup is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan was extended to December 31, 2019. As of June 30, 2019, the balance of the loan was $3,000,000.

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

On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. See Note 18 – Subsequent Events.

INVESTMENT IN REAL ESATE

The property owned and consolidated by the Company's 55.4% subsidiary, InterGroup Woodland Village, Inc. (“Woodland Village”), is a 27-unit apartment complex located Los Angeles, California. The Company's equity interest in Woodland Village was acquired on September 29, 1999 at a cost of $4,075,000. For the year ended June 30, 2019, real estate property taxes were approximately $66,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. In November 2010, Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to InterGroup under the same terms. The intercompany loan balance of $676,000 to Santa Fe was eliminated in consolidation. The loan balance of $584,000 to InterGroup is included in other assets, net in the consolidated balance sheet. As of June 30, 2018, the outstanding mortgage balance was $2,843,000. In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in July 2019. On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the consolidated balance sheet as of June 30, 2019. In July 2019, InterGroup obtained a modification from CIBC which increased its $5,000,000 revolving line of credit by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup was also extended from July 24, 2019 to July 23, 2020.

The second Los Angeles property, which is wholly owned by the Company, is a two-story apartment building with 2 units. The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2019, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $347,000 at June 30, 2019 and the maturity date of the mortgage is September 2042 and is collateralized by the property. The interest rate is fixed at 3.75%.

Both of the properties are managed in-house by the Company.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year.  For the year ended June 30, 2019, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 35% and 87%, respectively.  The physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2019 for Woodland Village and Acanto was 51% and 89%, respectively.

In the opinion of management, both rental properties are adequately covered by insurance.

On August 29, 2007, the Board of Directors authorized an investment of $973,000 for Portsmouth to acquire a 50% equity interest in InterGroup Uluniu, Inc., a Hawaii corporation (“Uluniu”) in a related party transaction. Uluniu was a 100% owned subsidiary of The InterGroup Corporation (“InterGroup”). Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. The Company’s investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property. The fairness of the financial terms of the transaction were reviewed and approved by the independent director of the Company.

Uluniu has engaged the services of certain professionals to develop the property. After the completion of this predevelopment phase, Uluniu will determine whether it is more advantageous to sell the entitled property or to commence with construction.

Item 3. Legal Proceedings.

In April 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleged legal malpractice against the Respondents and sought declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. Prior to arbitration proceedings, the parties agreed in principle to settle the matter, and entered into a settlement agreement and mutual general release in April 2018. The Respondents agreed to pay $8,300,000 to the Partnership, which was received in May 2018. For the fiscal year ended June 30, 2018, $5,575,000 was recorded as a recovery of legal settlement cost and $2,725,000 was recorded as a reduction of legal expense.

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

Market Information

Santa Fe’s common stock is traded on OTC Market, Inc.’s Pink tier under the symbol SFEF. The following table sets forth the range of the high and low bid quotations as reported by OTC Market, Inc. for Santa Fe’s common stock for each full quarterly period for the years ended June 30, 2019 and 2018. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2019	High	Low

First Quarter (7/ 1 to 9/30)	$37.00	$34.45
Second Quarter (10/1 to 12/31)	$38.00	$37.00
Third Quarter (1/1 to 3/31)	$38.00	$35.00
Fourth Quarter (4/1 to 6/30)	$35.50	$34.50

Fiscal 2018	High	Low

First Quarter (7/ 1 to 9/30)	$34.05	$30.50
Second Quarter (10/1 to 12/31)	$34.00	$31.01
Third Quarter (1/1 to 3/31)	$35.50	$32.50
Fourth Quarter (4/1 to 6/30)	$36.00	$34.45

As of June 30, 2019, the number of holders of record of the Company’s Common Stock was approximately 121. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

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

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2019 and does not have any publicly announced repurchase program.

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

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

The Company had a net income of $4,264,000 for the year ended June 30, 2019 compared to a net income of $3,418,000 for the year ended June 30, 2018. The increase in net income is primarily attributable to decrease in provision for income taxes and increase in revenue, offset by increased costs and expenses.

Hotel Operations

The Company had net income from Hotel operations of $4,978,000 for the year ended June 30, 2019 compared to net income of $12,359,000 for the year ended June 30, 2018. The decrease in net income was primarily attributable to the $8,300,000 settlement proceeds received related to the Glaser matter which was credited to operating expenses and restructuring costs in fiscal year 2018.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2019 and 2018.

For the year ended June 30,	2019	2018
Hotel revenues:
Hotel rooms	$51,243,000	$46,475,000
Food and beverage	5,353,000	7,222,000
Garage	2,875,000	3,011,000
Other operating departments	410,000	391,000
Total hotel revenues	59,881,000	57,099,000
Operating expenses, excluding non-recurring charges, interest, depreciation and amortization	(44,466,000)	(40,103,000)
Operating income before non-recurring charges, interest, depreciation and amortization	15,415,000	16,996,000
Recovery of legal settlement costs	-	5,775,000
Income before interest, depreciation and amortization	15,415,000	22,771,000
Loss on disposal of assets	(398,000)	-
Interest expense – mortgage	(7,634,000)	(7,806,000)
Depreciation and amortization expense	(2,405,000)	(2,606,000)

Net income from Hotel operations	$4,978,000	$12,359,000

For the year ended June 30, 2019, the Hotel generated operating income of $15,415,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $59,881,000 compared to operating income of $16,996,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $57,099,000 for the year ended June 30, 2018. Room revenues increased by $4,768,000 for the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily as a result of increased occupancy due to changes of our sales strategy along with maximizing midweek rate by limiting group business over peak days. The Hotel focused on sellout efficiency specifically on shoulder days and months. Food and beverage revenue decreased by $1,869,000 for the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to the strategy of capturing higher rated transient rooms midweek and limiting group discounted business offered which reduced the number of banquet events.

Operating expenses increased by $4,363,000 for the year ended June 30, 2019 to $44,466,000 compared to the year ended June 30, 2018 of $40,103,000 primarily due to the receipt of settlement proceeds related to the Glaser matter in fiscal year 2018. Settlement proceeds of $8,300,000 were received during fiscal year ended June 30, 2018, of which $2,725,000 was credited to legal expense. Rooms department operating expenses also increased in fiscal year 2019 by $1,198,000 primarily due to increased group commissions and labor costs as occupancy increased.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2019 and 2018.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$268	96%	$257
2018	$250	94%	$235

The Hotel was able to grow occupancy while increasing rate resulting in a 9% RevPAR growth, far exceeding market performance. The Hotel successfully grew midweek rate while slightly increasing occupancy in a market that is seeing occupancy declines.

We believe that enhancing the Hotel’s technology is critical to remain competitive in the market place and to that end, we are currently working with all Hilton approved vendors to upgrade all technical aspects of the Hotel. Implementation of state-of-the-art systems such as the new internet system from Cisco and 4K smart televisions that are in every room and common areas will set us apart from our competitors. We have made ten additional rooms available by eliminating the Justice administrative office from the Hotel and relocating the accounting department to administrative space and eliminated the unprofitable Wellness Center that was added by previous management. We anticipate that the additional ten rooms will be placed into service within the fiscal year ending June 30, 2020 as design delays pushed the project into our next fiscal year. Additionally, the fitness center which is occupying the equivalent of five rooms and the executive lounge which is occupying the equivalent of three rooms, will be relocated to a different area within the Hotel. The eight equivalent rooms will be placed back into service. Part of this renovation will be funded by the Hotel’s furniture, fixture and equipment reserve account with our lender as well as the $2,000,000 key money incentive provided by Interstate. Lastly, we anticipate the completion of the installation of a complete exterior building maintenance system by the end of our quarter ending December 31, 2019 which will enable periodic window washing.

Real Estate Operations

The Company had net loss from real estate operations of $234,000 for the year ended June 30, 2019 compared to net loss of $50,000 for the year ended June 30, 2018. The increase in net loss is primarily due to increased interest expense. Real estate operating expenses increased by $25,000 for the same comparable fiscal years as the result of higher legal expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $575,000 for the year ended June 30, 2019 compared to a net loss on marketable securities of $1,072,000 for the year ended June 30, 2018. For the year ended June 30, 2019, the Company had an unrealized loss of $187,000 related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2018, the Company had an unrealized loss of $1,729,000 related to the Company’s investment in the common stock of Comstock. As of June 30, 2019 and 2018, such investments represent approximately 19% and 16%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2019, the Company had a net realized loss of $75,000 and a net unrealized loss of $500,000. For the year ended June 30, 2018, the Company had a net realized gain of $314,000 and a net unrealized loss of $1,386,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2019 and 2018, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of $61,000 and $124,000, respectively.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax benefit (expense) during the years ended June 30, 2019 and 2018 includes the income tax effect on Portsmouth’s pretax income which includes its share in net income of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2019 and 2018, the Company had investments in marketable equity securities of $2,679,000 and $4,439,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$816,000	30.5%
Consumer cyclical	636,000	23.7%
Basic materials	537,000	20.0%
Financial services	331,000	12.4%
Other	359,000	13.4%
	$2,679,000	100.0%

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$1,484,000	33.4%
Healthcare	838,000	18.9%
Basic materials	698,000	15.7%
Technology	639,000	14.4%
Other	780,000	17.6%
	$4,439,000	100.0%

As of June 30, 2019, the Company’s investment portfolio is diversified with 13 different equity positions. The Company holds five equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 19% of the portfolio and consists of the common stock of Comstock which is included in the basic materials industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2019	2018
Net loss on marketable securities	$(575,000)	$(1,072,000)
Net unrealized loss on other investments	-	(21,000)
Impairment loss on other investments	(61,000)	(124,000)
Dividend and interest income	198,000	61,000
Margin interest expense	(139,000)	(163,000)
Trading expenses	(197,000)	(182,000)
	$(774,000)	$(1,501,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations and general partner management fees from Justice Investors. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. See Note 18 – Subsequent Events.

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan has a balance of $3,000,000 as of June 30, 2019 and was extended to December 31, 2019. During the fiscal year ended June 30, 2018, the Partnership made principal paydown of $1,250,000.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$117,061,000	$4,431,000	$1,557,000	$1,642,000	$1,732,000	$107,404,000	$295,000
Related party and other notes payable	9,707,000	3,980,000	1,006,000	1,022,000	744,000	567,000	2,388,000
Interest	28,843,000	6,767,000	6,407,000	6,295,000	6,184,000	3,078,000	112,000
Total	$155,611,000	$15,178,000	$8,970,000	$8,959,000	$8,660,000	$111,049,000	$2,795,000

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Santa Fe Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

The Company adopted ASU 2016-18, Restricted Cash, effective July 1, 2018. The adoption of ASU 2016-18 impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Irvine, California

August 30, 2019

We have served as the Company’s auditor since 2017.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2019	2018

ASSETS
Investment in Hotel, net	$36,336,000	$37,359,000
Investment in real estate, net	4,866,000	4,961,000
Investment in marketable securities	2,679,000	4,439,000
Other investments, net	351,000	474,000
Cash and cash equivalents	9,800,000	7,647,000
Restricted cash	11,027,000	7,119,000
Accounts receivable - Hotel, net	848,000	1,799,000
Other assets, net	1,643,000	1,546,000
Deferred tax assets	6,402,000	5,159,000

Total assets	$73,952,000	$70,503,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$16,765,000	$15,017,000
Due to securities broker	396,000	1,068,000
Obligations for securities sold	625,000	919,000
Related party and other notes payable	8,221,000	8,641,000
Capital leases	1,486,000	1,355,000
Mortgage notes payable - real estate	3,315,000	3,188,000
Mortgage notes payable - Hotel	113,087,000	114,372,000

Total liabilities	143,895,000	144,560,000

Commitments and contingencies (Note 17)

Shareholders' deficit:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,339,638 and outstanding 1,241,810 as of June 30, 2019 and 2018	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(54,183,000)	(57,442,000)
Treasury stock, at cost, 97,828 shares as of June 30, 2019 and 2018	(951,000)	(951,000)
Total Santa Fe shareholders' deficit	(46,192,000)	(49,451,000)
Noncontrolling interest	(23,751,000)	(24,606,000)
Total shareholders' deficit	(69,943,000)	(74,057,000)

Total liabilities and shareholders' deficit	$73,952,000	$70,503,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2019	2018

Revenues:
Hotel	$59,881,000	$57,099,000
Real estate	324,000	335,000
Total revenues	60,205,000	57,434,000

Costs and operating expenses:
Hotel operating expenses	(44,466,000)	(40,103,000)
Recovery of legal settlement costs	-	5,775,000
Real estate operating expenses	(218,000)	(193,000)
Depreciation and amortization expense	(2,515,000)	(2,711,000)
General and administrative expense	(1,115,000)	(1,404,000)

Total costs and operating expenses	(48,314,000)	(38,636,000)

Income from operations	11,891,000	18,798,000

Other income (expense):
Interest expense - mortgage	(7,864,000)	(7,893,000)
Loss on disposal of assets	(398,000)	-
Net loss on marketable securities	(575,000)	(1,072,000)
Net unrealized loss on other investments	-	(21,000)
Impairment loss on other investments	(61,000)	(124,000)
Dividend and interest income	198,000	61,000
Trading and margin interest expense	(336,000)	(345,000)

Net other expense	(9,036,000)	(9,394,000)

Income before income taxes	2,855,000	9,404,000
Income tax benefit (expense)	1,409,000	(5,986,000)

Net income	4,264,000	3,418,000
Less: Net income attributable to the noncontrolling interest	(1,005,000)	(1,922,000)

Net income attributable to Santa Fe	$3,259,000	$1,496,000

Basic and diluted income per share attributable to Santa Fe	$2.62	$1.20

Weighted average number of common shares outstanding	1,241,810	1,241,810

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2017	1,339,638	134,000	8,808,000	(58,938,000)	(951,000)	(50,947,000)	(26,528,000)	(77,475,000)

Net income	-	-	-	1,496,000	-	1,496,000	1,922,000	3,418,000

Balance at June 30, 2018	1,339,638	$134,000	$8,808,000	$(57,442,000)	$(951,000)	$(49,451,000)	$(24,606,000)	$(74,057,000)

Net income	-	-	-	3,259,000	-	3,259,000	1,005,000	4,264,000

Investment in Justice	-	-	-	-	-	-	(150,000)	(150,000)

Balance at June 30, 2019	1,339,638	$134,000	$8,808,000	$(54,183,000)	$(951,000)	$(46,192,000)	$(23,751,000)	$(69,943,000)

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2019	2018
Cash flows from operating activities:
Net Income	$4,264,000	$3,418,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss on marketable securities	500,000	1,386,000
Unrealized loss on other investments	-	21,000
Deferred tax asset	(1,243,000)	5,768,000
Impairment loss on other investments	61,000	124,000
Loss on disposal of assets	398,000	-
Depreciation and amortization	2,289,000	2,433,000
Changes in assets and liabilities:
Investment in marketable securities	1,260,000	49,000
Accounts receivable - hotel, net	951,000	(363,000)
Other assets, net	(97,000)	137,000
Accounts payable and other liabilities	1,748,000	(2,385,000)
Due to securities broker	(672,000)	63,000
Obligations for securities sold	(294,000)	(352,000)
Net cash provided by operating activities	9,165,000	10,299,000

Cash flows from investing activities:
Hotel and real estate investments	(1,413,000)	(270,000)
Proceeds from other investments	62,000	77,000
Investment in Justice	(150,000)	-
Net cash used in investing activities	(1,501,000)	(193,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(1,603,000)	(2,610,000)
Net cash used in financing activities	(1,603,000)	(2,610,000)

Net increase in cash, cash equivalents and restricted cash:	6,061,000	7,496,000
Cash, cash equivalents and restricted cash at the beginning of the year	14,766,000	7,270,000
Cash, cash equivalents and restricted cash at the end of the year	$20,827,000	$14,766,000

Supplemental information:
Income tax payment	$(50,000)	$(28,000)
Interest paid	$(7,963,000)	$(8,056,000)

Non-cash transactions:
Additions to Hotel equipment through capital lease	$382,000	$1,364,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Santa Fe Financial Corporation, a Nevada corporation, (“Santa Fe” or the “Company”) owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company. Santa Fe is an 82.2%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth, a public company. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.3% limited partnership interest in Justice and is the sole general partner.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Kearny Street Parking LLC (“Parking”) is the operator of the garage. Mezzanine is a wholly-owned subsidiary of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a ten-year management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the form of a self-exhausting, interest free note payable in the amount of $2,000,000 in a separate key money agreement. The $2,000,000 is included in restricted cash balances in the consolidated balance sheets as of June 30, 2019 and 2018. As of June 30, 2019 and 2018, unamortized portion of the key money was $1,896,000 and $2,000,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

In addition to the operations of the Hotel, the Company also generates revenue from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in InterGroup Woodland Village, Inc. ("Woodland Village") from InterGroup. Woodland Village's major asset is a 27-unit apartment complex located in Los Angeles, California. The Company also owns a two-unit apartment building in Los Angeles, California.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2019 and 2018.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2019 and 2018.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non–marketable warrants (carried at fair value). The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2019 and 2018, the Company recorded impairment losses related to other investments of $61,000 and $124,000, respectively. As of June 30, 2019 and 2018, the allowance for impairment losses was $3,894,000 and $3,833,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2019 and 2018, the Company does not have any cash equivalents.

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

Revenue Recognition

On July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations. See Note 2 – Revenue.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $282,000 and $302,000 for the years ended June 30, 2019 and 2018, respectively.

Basic and Diluted Loss per Share

Basic loss per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2019 and 2018, the Company did not have any potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We applied the modified retrospective transition method to all contracts upon the adoption of ASU 2014-09 effective July 1, 2018. We provided the additional required disclosures, but the cumulative adjustment from our comparative periods was zero in our consolidated financial statements. See Note 2 - Revenue.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-18, Restricted Cash. ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Additionally, ASU 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 effective July 1, 2018. The adoption of ASU 2016-18 impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. We adopted ASU 2016-02 on July 1, 2019. The Company is currently reviewing the effect of ASU No. 2016-02.

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

NOTE 2 - REVENUE

Our revenue from real estate is primarily rental income from residential property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the year ended June 30,	2019	2018
Hotel revenues:
Hotel rooms	$51,243,000	$46,475,000
Food and beverage	5,353,000	7,222,000
Garage	2,875,000	3,011,000
Other operating departments	410,000	391,000
Total Hotel revenue	$59,881,000	$57,099,000

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

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2019 and 2018, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets. Contract liabilities increased to $1,215,000 as of June 30, 2019 from $571,000 as of June 30, 2018. The increase for the fiscal year ended June 30, 2019 was primarily driven by deposits received from upcoming groups, offset by $563,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2018.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 3 - JUSTICE INVESTORS

Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of the Hotel and related facilities. The Partnership has one general partner, Portsmouth Square, Inc., a California corporation (“Portsmouth”) and approximately 23 voting limited partners, including Portsmouth.

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

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	31,106,000	(26,876,000)	4,230,000
Building and improvements	59,341,000	(29,131,000)	30,210,000
	$92,343,000	$(56,007,000)	$36,336,000

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Furniture and equipment	29,350,000	(25,877,000)	3,473,000
Building and improvements	59,798,000	(27,808,000)	31,990,000
	$91,044,000	$(53,685,000)	$37,359,000

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit and a 2-unit multi-family apartment complex located in Los Angeles, California and owns land held for development located in Maui, Hawaii. As of June 30 2019, and 2018, investment in real estate included the following:

	2019	2018
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,922,000	2,912,000
Accumulated depreciation	(1,463,000)	(1,354,000)
	3,889,000	3,988,000
Land held for development	977,000	973,000
Investment in real estate, net	$4,866,000	$4,961,000

Depreciation expense for the years ended June 30, 2019 and 2018 was $109,000 and $105,000, respectively.

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

As of June 30, 2019 and 2018, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of June 30, 2019
Corporate Equities	$10,922,000	$449,000	$(8,692,000)	$(8,243,000)	$2,679,000

As of June 30, 2018
Corporate Equities	$12,187,000	$721,000	$(8,469,000)	$(7,748,000)	$4,439,000

As of June 30, 2019 and 2018, approximately 19% and 16% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”).

As of June 30, 2019 and 2018, the Company had $8,617,000 and $8,433,000, respectively, of unrealized losses related to securities held for over one year; of which $8,556,000 and $8,369,000 are related to its investment in Comstock, respectively.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2019 and 2018, respectively.

For the year ended June 30,	2019	2018
Realized (loss) gain on marketable securities	$(75,000)	$314,000
Unrealized loss on marketable securities related to Comstock	(187,000)	(1,729,000)
Unrealized (loss) gain on marketable securities	(313,000)	343,000
Net loss on marketable securities	$(575,000)	$(1,072,000)

NOTE 7 – OTHER INVESTMENTS, NET

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

Other investments, net consist of the following:

Type	June 30, 2019	June 30, 2018
Private equity hedge fund, at cost	$233,000	$344,000
Other investments	118,000	130,000
	$351,000	$474,000

NOTE 8 - FAIR VALUE MEASUREMENTS

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2019
Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$816,000
Consumer cyclical	636,000
Basic materials	537,000
Other	690,000
$2,679,000

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

			Net loss for the year
Assets	Level 3	June 30, 2019	ended June 30, 2019

Other non-marketable investments	$351,000	$351,000	$(61,000)

			Net loss for the year
Assets	Level 3	June 30, 2018	ended June 30, 2018

Other non-marketable investments	$474,000	$474,000	$(145,000)

For fiscal year ended June 30, 2019 and 2018, we received distribution from other non-marketable investments of $61,000 and $69,000, respectively.

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

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2019	2018
Inventory - Hotel	$61,000	$59,000
Prepaid expenses	587,000	409,000
Note receivable - related party	584,000	594,000
Miscellaneous assets, net	411,000	484,000

Total other assets	$1,643,000	$1,546,000

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2019. The balance of this loan was $3,000,000 as of June 30, 2019 and 2018, and are included in the related party and other note payable in the consolidated balance sheets.

Also included in the balance of the related party note payable at June 30, 2019 and 2018 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. As of June 30, 2019 and 2018, the balance of the note was $3,325,000 and $3,642,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution is a self-exhausting, interest free note and shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash balances in the consolidated balance sheets as of June 30, 2019 and 2018. As of June 30, 2019 and 2018, unamortized portion of the key money was $1,896,000 and $2,000,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

As of June 30, 2019, the Company had capital lease obligations outstanding of $1,486,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.25% per annum. Minimum future lease payments for assets under capital leases as of June 30, 2019 are as follows:

For the year ending June 30,
2020	$493,000
2021	492,000
2022	482,000
2023	182,000
Total minimum lease payments	1,649,000
Less interest on capital lease	(163,000)
Present value of future minimum lease payments	$1,486,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2020	$3,980,000
2021	1,006,000
2022	1,022,000
2023	744,000
2024	567,000
Thereafter	2,388,000
$9,707,000

NOTE 11 – MORTGAGE NOTES PAYABLE

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principal and interest on the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2019, management believes that InterGroup is in compliance with both requirements.

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

On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

As of June 30, 2019 and 2018, the Company had the following mortgages:

June 30, 2019	June 30, 2018	Interest Rate	Origination Date	Maturity Date
$93,746,000	$95,018,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 9.75% (Fixed 7.25% effective August 1st, 2019)	December 18, 2013	January 1, 2024
113,746,000	115,018,000	Mortgage notes payable - Hotel
(659,000)	(646,000)	Net debt issuance costs
$113,087,000	$114,372,000	Total mortgage notes payable - Hotel

$2,969,000	$-	Variable (30-day LIBOR plus 3%)	July 31, 2018	July 24, 2019 (extended to July 23, 2020 in July 2019)
-	$2,844,000	Fixed 4.85%	November 4, 2010	December 1, 2020
346,000	356,000	Fixed 3.75%	September 1, 2012	September 1, 2042
3,315,000	3,200,000	Mortgage notes payable - real estate
-	(12,000)	Net debt issuance costs
$3,315,000	$3,188,000	Total mortgage notes payable - real estate

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2020	$4,431,000
2021	1,557,000
2022	1,642,000
2023	1,732,000
2024	107,404,000
Thereafter	295,000
$117,061,000

NOTE 12 – MANAGEMENT AGREEMENTS

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash balances in the consolidated balance sheets as of June 30, 2019 and 2018. As of June 30, 2019 and 2018, unamortized portion of the key money was $1,896,000 and $2,000,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets. During the years ended June 30, 2019 and 2018, Interstate management fees were $1,206,000 and $957,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2019 and 2018, all accounts receivables are related to Hotel customers. The Hotel had one account that accounted for 32%, or $272,000 of accounts receivable at June 30, 2019, and two customers that accounted for 32%, or $572,000 of accounts receivable at June 30, 2018.

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

NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax benefit (expense) consists of the following:

For the years ended June 30,	2019	2018
Federal
Current tax benefit (expense)	$122,000	$(167,000)
Deferred tax benefit (expense)	1,168,000	(4,976,000)
	1,290,000	(5,143,000)
State
Current tax benefit (expense)	44,000	(51,000)
Deferred tax benefit (expense)	75,000	(792,000)
	119,000	(843,000)

Total income tax benefit (expense)	$1,409,000	$(5,986,000)

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

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2019	2018

Statutory federal tax rate	21.0%	27.6%
State income taxes, net of federal tax benefit	7.4%	6.4%
Valuation allowance	-85.0%	3.8%
Change in federal tax rate	-%	31.7%
Other	1.1%	0.1%
	-55.5%	69.6%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets
Net operating loss carryforward	$6,809,000	$7,462,000
Investment reserve	1,295,000	1,276,000
Capital loss carryforward	714,000	685,000
Tax Credits	605,000	733,000
Unrealized gains on marketable securities	797,000	648,000
Charitable Contributions	104,000	55,000
Accrued vacation	13,000	10,000
Interest expense	162,000	-
Valuation allowance	(524,000)	(2,610,000)
	9,975,000	8,259,000
Deferred tax liabilities
Basis difference in Justice	(2,636,000)	(2,166,000)
Depreciation and amortization	(616,000)	(625,000)
State taxes	(321,000)	(309,000)
	(3,573,000)	(3,100,000)
Net deferred tax assets	$6,402,000	$5,159,000

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2019, because of tax planning to generate taxable income in the future, management has determined that there is sufficient positive evidence to conclude that a significant portion of its deferred tax assets are realizable. As a result, the valuation allowance decreased by $2,086,000 and $778,000, respectively, during the fiscal years ended June 30, 2019 and 2018.

As of June 30, 2019, the Company had federal and state operating loss carryforwards of $25,446,000 and $16,583,000, respectively. These carryforwards expire in varying amounts through 2037.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2019, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable.

As of June 30, 2019, tax years beginning in fiscal 2013 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reporting segments for the year ended June 30, 2019 and 2018, respectively. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment loss from real estate operations consists of the operation of the rental properties. Segment loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2019	Operations	Operations	Transactions	Other	Total
Revenues	$59,881,000	$324,000	$-	$-	$60,205,000
Segment operating expenses	(44,466,000)	(218,000)	-	(1,115,000)	(45,799,000)
Segment income (loss)	15,415,000	106,000	-	(1,115,000)	14,406,000
Interest expense - mortgage	(7,634,000)	(230,000)	-	-	(7,864,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(2,405,000)	(110,000)	-	-	(2,515,000)
Loss from investments	-	-	(774,000)	-	(774,000)
Income tax benefit	-	-	-	1,409,000	1,409,000
Net income (loss)	$4,978,000	$(234,000)	$(774,000)	$294,000	$4,264,000
Total assets	$58,648,000	$4,866,000	$3,030,000	$7,408,000	$73,952,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2018	Operations	Operations	Transactions	Other	Total
Revenues	$57,099,000	$335,000	$-	$-	$57,434,000
Segment operating expenses	(40,103,000)	(193,000)	-	(1,404,000)	(41,700,000)
Segment income (loss)	16,996,000	142,000	-	(1,404,000)	15,734,000
Recovery of legal settlement costs	5,775,000	-	-	-	5,775,000
Interest expense - mortgage	(7,806,000)	(87,000)	-	-	(7,893,000)
Depreciation and amortization expense	(2,606,000)	(105,000)	-	-	(2,711,000)
Loss from investments	-	-	(1,501,000)	-	(1,501,000)
Income tax expense	-	-	-	(5,986,000)	(5,986,000)
Net income (loss)	$12,359,000	$(50,000)	$(1,501,000)	$(7,390,000)	$3,418,000
Total assets	$54,417,000	$4,961,000	$4,913,000	$6,212,000	$70,503,000

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 10 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from the InterGroup Corporation an unsecured loan in the principal amount of $4,250,000. The balance of this loan was $3,000,000 as of June 30, 2019 and 2018, and are included in the related party and other notes payable in the consolidated balance sheets. The loan matures on December 31, 2019.

In connection with the redemption of limited partnership interests of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of June 30, 2018, $200,000 of these fees remained payable and were paid off as of June 30, 2019.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company and InterGroup based on management's estimate of the pro rata utilization of resources. For the years ended June 30, 2019 and 2018, these expenses were approximately $144,000 for each respective year.

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

Since the opening of the Hotel in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2019 and 2018 totaled approximately $4.1 million and $3.8 million, respectively.

Hotel Employees

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel.  As of June 30, 2019, approximately 85% of those employees were represented by one of four labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the fiscal year ended June 30, 2019, the Partnership renewed the CBA for Local 39 (Stationary Engineers), and Local 665 (Parking Employees). CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2018 and was renewed in August 2019. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA, and incorporates these principles into its operating and budgetary practices.

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

NOTE 18 – SUBSEQUENT EVENTS

On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

In July 2019, InterGroup obtained a modification from CIBC Bank USA (“CIBC”) which increased its $5,000,000 revolving line of credit (“RLOC”) by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup was also extended from July 24, 2019 to July 23, 2020.

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

As of June 30, 2018, these controls were not operating effectively as noted by a computational error in estimating the transition impact of the Tax Act on our deferred tax balances. As of June 30, 2019, management concludes that the material weakness has been remediated by its active engagement in the provision preparation process and will continue to enhance its controls over the preparation of its tax provision.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in our report on internal control over financial reporting, the material weakness related to tax provision preparation has been remediated in fiscal year 2019.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2019:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	72	Fiscal 2020 Annual Meeting
	and Chief Executive Officer (1)

John C. Love	Director (1)(2)	79	Fiscal 2020 Annual Meeting

William J. Nance	Director (1)(2)	75	Fiscal 2020 Annual Meeting

Executive Officer:

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary	32	N/A

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

Danfeng Xu – Ms. Xu was appointed as Treasurer and Controller of the Company on October 16, 2017. Ms. Xu also serves as Treasurer and Controller of InterGroup and Portsmouth, having been appointed to those positions on October 16, 2017. On June 1, 2019, she was appointed Secretary of the Company, InterGroup and Portsmouth. Prior to joining the Company, she had served as Controller and worked in other positions at the Hotel from July 2010 to February 2017. She obtained her Bachelor of Science degree in Business Administration, Accounting and Finance from The Ohio State University and her Master of Professional Accounting, with a concentration in Audit and Assurance from University of Washington.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2019 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as its Board of Directors. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. A copy is also posted on the Santa Fe page of its parent company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: Santa Fe Financial Corporation, Attn: Treasurer, 12121 Wilshire Boulevard, Suite 610, Los Angeles, CA, 90025. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two competed fiscal years ended June 30, 2019 and 2018. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation		Total

John V. Winfield	2019	$440,000	(1)	$-	$-		$440,000	(1)
Chairman; President	2018	$440,000	(1)	$-	$-		$440,000	(1)
and Chief Executive Officer

David T. Nguyen	2019	$-		$-	$-		$-
Treasurer and Controller	2018	$35,000	(2)	$-	$90,000	(3)	$125,000	(2)
(Principal Financial Officer, resigned October 2017)

(1) Includes salary and director’s fees received from the Company’s subsidiary, Portsmouth, in the amount of $306,000 for the fiscal years ended June 30, 2019 and 2018, respectively and director fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe’s parent corporation, InterGroup, of $405,000, for the fiscal years ended June 30, 2019 and 2018, respectively.

(2) Includes salary by Portsmouth in the amount of $18,000 for fiscal years ended June 30, 2018. Does not include $125,000 paid by Santa Fe’s parent company, InterGroup, for fiscal year 2018.

(3) Includes severance received from the Company’s subsidiary, Portsmouth, in the amount of $45,000. Mr. Nguyen resigned as Treasurer and Controller of the Company, InterGroup and Portsmouth effective October 16, 2017 and received $180,000 in total severance pay. Does not include severance received from Santa Fe’s parent corporation InterGroup, of $90,000.

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

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2019 and 2018, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2019.

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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2019 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 30, 2019, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership (1)		Percent of Class (2)

The InterGroup Corporation	1,020,170		82.2%
12121 Wilshire Boulevard, Suite 610
Los Angeles, CA 90025

John V. Winfield	49,400		4.0%
12121 Wilshire Boulevard, Suite 610
Los Angeles, CA 90025

The InterGroup Corporation and John V. Winfield as a group	1,069,570	(3)	86.1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of August 30, 2019.

(3) Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 65.2% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Security Ownership of Management.

The following table sets forth, as of August 30, 2019, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,069,570	(3)	86.1%

John C. Love	-	(4)	-

William J. Nance	-	(4)	-

Danfeng Xu	-		-

All Directors and Executive Officers as a Group (4 persons)	1,069,570		86.1%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,241,810 shares of Common Stock issued and outstanding as of August 30, 2019.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 1,020,170 shares of Common Stock. As the President, Chairman of the Board and a 65.2% shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) John C. Love is a 0.7% shareholder of InterGroup as well as a Director thereof. William J. Nance is also a Director of InterGroup and a 1.8% shareholder.

Security Ownership of Management in Subsidiary

As of August 30, 2019, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 98,562 shares are owned by Santa Fe’s parent company InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 82.3% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth’s shares.

Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of August 30, 2019, Santa Fe and InterGroup owned 82.3% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 86.1% of the voting stock of Santa Fe. All of the Company’s Directors serve as directors of InterGroup and all three of the Company’s Directors serve on the Board of Portsmouth.

As discussed in Note 10 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from the InterGroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000. The loan was extended to December 31, 2019. As of June 30, 2019, the balance of the loan was $3,000,000.

In connection with the redemption of limited partnership interests of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2018, $200,000 of these fees remained payable and were paid off as of June 30, 2019.

Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, receives compensation of one percent of hotel revenue. During each of the years ended June 30, 2019 and 2018, total compensation paid to Portsmouth under the agreement was $598,000 and $570,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management’s estimate of the pro rata utilization of resources. During each of the fiscal years ended June 30, 2019 and 2018, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

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

Item 14. Principal Accounting Fees and Services.

On November 16, 2017, the Audit Committee appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2018. Prior to the appointment of Moss Adams, Hein & Associates LLP (“Hein”) provided services in connection with the review of the Company’s quarterly financial statements for the three months ended September 30, 2017.

The aggregate fees billed for each of the last two fiscal years ended June 30, 2019 and 2018 for professional services rendered by the Company’s independent registered public accounting firms are set forth in the tables below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2019	2018

Audit fees - Moss Adams	$164,000	$157,000
Audit fees - Hein	-	21,000
Tax fees - Moss Adams	35,000	10,000

TOTAL:	$199,000	$188,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 21 through 41:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2019 and 2018

Consolidated Statements of Operations for years ended June 30, 2019 and 2018

Consolidated Statements of Shareholders’ Equity (Deficit) for years ended June 30, 2019 and 2018

Consolidated Statements of Cash Flows for years ended June 30, 2019 and 2018

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation (Restated Articles of Incorporation, dated August 12, 1997, are incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1997, as filed with the Commission on March 31, 1998. *

3.(ii)	Bylaws (as amended February 15, 2000) incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 29, 2000). *

4.	Instruments defining the rights of security holders including indentures (See Articles of Incorporation and Bylaws). *

10.	Material Contracts:

10.1	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011). *

10.2	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 13, 2009). *

10.3	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.3 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012). *

10.4	Management Agreement, dated February 2, 2007, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012). *

10.5	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Interstate Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	August 30, 2019	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	August 30, 2019	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	August 30, 2019
John V. Winfield	of the Board (Principal Executive Officer)

/s/ Danfeng Xu	Treasurer and Controller (Principal Financial Officer)	August 30, 2019
Danfeng Xu

/s/ John C. Love	Director	August 30, 2019
John C. Love

/s/ William J. Nance	Director	August 30, 2019
William J. Nance

