Form 10-Q
period 2019-12-31
SANTA FE FINANCIAL CORP
filed 2020-01-24
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ]No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ]No

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

The number of shares outstanding of registrant’s Common Stock, as of January 24, 2020 was 1,241,810.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	December 31, 2019	June 30, 2019
ASSETS
Investment in hotel, net	$36,090,000	$36,336,000
Investment in real estate, net	4,812,000	4,866,000
Investment in marketable securities	1,866,000	2,679,000
Other investments, net	328,000	351,000
Cash and cash equivalents	6,690,000	9,800,000
Restricted cash	12,509,000	11,027,000
Accounts receivable - hotel, net	314,000	848,000
Other assets, net	1,737,000	1,643,000
Deferred tax assets	6,065,000	6,402,000

Total assets	$70,411,000	$73,952,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$8,647,000	$11,298,000
Accounts payable and other liabilities	398,000	362,000
Accounts payable to related party	5,197,000	5,105,000
Due to securities broker	656,000	396,000
Obligations for securities sold	-	625,000
Related party and other notes payable	7,938,000	8,221,000
Finance leases	1,282,000	1,486,000
Mortgage notes payable - real estate	3,311,000	3,315,000
Mortgage notes payable - hotel, net	111,947,000	113,087,000

Total liabilities	139,376,000	143,895,000

Shareholders’ deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,339,638 and outstanding 1,241,810 as of December 31, 2019 and June 30, 2019	134,000	134,000
Additional paid-in capital	8,808,000	8,808,000
Accumulated deficit	(53,707,000)	(54,183,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders’ deficit	(45,716,000)	(46,192,000)
Noncontrolling interest	(23,249,000)	(23,751,000)
Total shareholders’ deficit	(68,965,000)	(69,943,000)

Total liabilities and shareholders’ deficit	$70,411,000	$73,952,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2019	2018

Revenues:
Hotel	$14,901,000	$13,997,000
Real estate	79,000	84,000
Total revenues	14,980,000	14,081,000

Costs and operating expenses:
Hotel operating expenses	(11,730,000)	(11,236,000)
Real estate operating expenses	(48,000)	(61,000)
Depreciation and amortization expense	(613,000)	(645,000)
General and administrative expense	(286,000)	(223,000)

Total costs and operating expenses	(12,677,000)	(12,165,000)

Income from operations	2,303,000	1,916,000

Other income (expense):
Interest expense - mortgage	(1,716,000)	(1,781,000)
Interest expense - related party	(128,000)	(131,000)
Net loss on marketable securities	(31,000)	(442,000)
Net loss on marketable securities - Comstock	(48,000)	(19,000)
Dividend and interest income	46,000	23,000
Trading and margin interest expense	(64,000)	(77,000)

Total other expense, net	(1,941,000)	(2,427,000)

Income (loss) before income taxes	362,000	(511,000)
Income tax (expense) benefit	(95,000)	141,000

Net income (loss)	267,000	(370,000)
Less: Net income attributable to the noncontrolling interest	(152,000)	(156,000)

Net income (loss) attributable to Santa Fe	$115,000	$(526,000)

Basic and diluted net income (loss) per share attributable to Santa Fe	$0.09	$(0.42)

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2019	2018

Revenues:
Hotel	$30,330,000	$29,807,000
Real estate	158,000	161,000
Total revenues	30,488,000	29,968,000

Costs and operating expenses:
Hotel operating expenses	(23,078,000)	(22,046,000)
Real estate operating expenses	(82,000)	(118,000)
Depreciation and amortization expense	(1,209,000)	(1,289,000)
General and administrative expense	(610,000)	(479,000)

Total costs and operating expenses	(24,979,000)	(23,932,000)

Income from operations	5,509,000	6,036,000

Other income (expense):
Interest expense - mortgage	(3,534,000)	(3,724,000)
Interest expense - related party	(258,000)	(246,000)
Net loss on marketable securities	(97,000)	(397,000)
Net loss on marketable securities - Comstock	(273,000)	(341,000)
Dividend and interest income	106,000	38,000
Trading and margin interest expense	(137,000)	(180,000)

Total other expense, net	(4,193,000)	(4,850,000)

Income before income taxes	1,316,000	1,186,000
Income tax expense	(338,000)	(489,000)

Net income	978,000	697,000
Less: Net income attributable to the noncontrolling interest	(502,000)	(657,000)

Net income attributable to Santa Fe Financial Corporation	$476,000	$40,000

Basic and diluted net loss per share attributable to Santa Fe Financial Corporation	$0.38	$0.03

Weighted average number of common shares outstanding - basic and diluted	1,241,810	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2019	1,339,638	$134,000	$8,808,000	$(54,183,000)	$(951,000)	$(46,192,000)	$(23,751,000)	$(69,943,000)

Net income	-	-	-	361,000	-	361,000	350,000	711,000

Balance at September 30, 2019	1,339,638	$134,000	$8,808,000	$(53,822,000)	$(951,000)	$(45,831,000)	$(23,401,000)	$(69,232,000)

Net income	-	-	-	115,000	-	115,000	152,000	267,000

Balance at December 31, 2019	1,339,638	$134,000	$8,808,000	$(53,707,000)	$(951,000)	$(45,716,000)	$(23,249,000)	$(68,965,000)

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2018	1,339,638	$134,000	$8,808,000	$(57,442,000)	$(951,000)	$(49,451,000)	$(24,606,000)	$(74,057,000)

Net income	-	-	-	566,000	-	566,000	501,000	1,067,000

Balance at September 30, 2018	1,339,638	$134,000	$8,808,000	$(56,876,000)	$(951,000)	$(48,885,000)	$(24,105,000)	$(72,990,000)

Net (loss) income	-	-	-	(526,000)	-	(526,000)	156,000	(370,000)

Balance at December 31, 2018	1,339,638	$134,000	$8,808,000	$(57,402,000)	$(951,000)	$(49,411,000)	$(23,949,000)	$(73,360,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2019	2018
Cash flows from operating activities:
Net income	$978,000	$697,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss on marketable securities	416,000	1,028,000
Deferred taxes	337,000	489,000
Depreciation and amortization	1,137,000	1,229,000
Changes in operating assets and liabilities:
Investment in marketable securities	397,000	1,608,000
Accounts receivable	534,000	871,000
Other assets	(94,000)	(191,000)
Accounts payable and other liabilities - Justice	(2,651,000)	(1,145,000)
Accounts payable and other liabilities	36,000	(146,000)
Accounts payable related party	92,000	235,000
Due to securities broker	260,000	(925,000)
Obligations for securities sold	(625,000)	(919,000)
Net cash provided by operating activities	817,000	2,831,000

Cash flows from investing activities:
Payments for hotel and real estate investments	(907,000)	(590,000)
Payments for real estate	(2,000)	-
Proceeds from other investments	23,000	50,000
Net cash used in investing activities	(886,000)	(540,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(1,559,000)	(661,000)
Net cash used in financing activities	(1,559,000)	(661,000)

Net (decrease) increase in cash and cash equivalents:	(1,628,000)	1,630,000
Cash, cash equivalents and restricted cash at the beginning of the period	20,827,000	14,766,000
Cash, cash equivalents and restricted cash at the end of the period	$19,199,000	$16,396,000

Supplemental information:
Interest paid	$3,819,000	$4,029,000
Taxes paid	$-	$1,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The December 31, 2019 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2019.

The results of operations for the six months ended December 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the six months ended December 31, 2019 and 2018 represent the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from its Hotel operations. The Company may also receive cash generated from its residential properties and the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $92,914,000 and $93,746,000 as of December 31, 2019 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan has an interest rate of 9.75% per annum and matures on January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of December 31, 2019, InterGroup is in compliance with both requirements.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is 55.4% and 44.6% owned by the Company and InterGroup, respectively. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, InterGroup obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019.

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

The following table provides a summary as of December 31, 2019, the Company’s material financial obligations which also includes interest payments:

		6 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage notes payable	$116,225,000	$627,000	$4,525,000	$1,642,000	$1,732,000	$107,403,000	$296,000
Related party and other notes payable	9,220,000	3,572,000	1,006,000	1,022,000	744,000	567,000	2,309,000
Interest	25,573,000	3,487,000	6,416,000	6,295,000	6,184,000	3,078,000	113,000
Total	$151,018,000	$7,686,000	$11,947,000	$8,959,000	$8,660,000	$111,048,000	$2,718,000

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

For the three months ended December 31,	2019	2018
Hotel revenues:
Hotel rooms	$12,497,000	$11,565,000
Food and beverage	1,425,000	1,565,000
Garage	776,000	734,000
Other operating departments	203,000	133,000
Total hotel revenue	$14,901,000	$13,997,000

For the six months ended December 31,	2019	2018
Hotel revenues:
Hotel rooms	$25,811,000	$25,087,000
Food and beverage	2,647,000	3,014,000
Garage	1,512,000	1,508,000
Other operating departments	360,000	198,000
Total hotel revenue	$30,330,000	$29,807,000

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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2019 and June 30, 2019 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $1,027,000 as of December 31, 2019, from $1,215,000 as of June 30, 2019. The decrease for the six months ended December 31, 2019 was primarily driven by $188,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2019.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2019	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	1,746,000	(137,000)	1,609,000
Furniture and equipment	30,268,000	(27,206,000)	3,062,000
Building and improvements	59,341,000	(29,818,000)	29,523,000
Investment in Hotel, net	$93,251,000	$(57,161,000)	$36,090,000

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	521,000	(35,000)	486,000
Furniture and equipment	30,585,000	(26,841,000)	3,744,000
Building and improvements	59,341,000	(29,131,000)	30,210,000
Investment in Hotel, net	$92,343,000	$(56,007,000)	$36,336,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 2-unit and 27-unit multi-family apartment complexes located in West Los Angeles, California and Santa Monica, California, respectively. The Company also owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	December 31, 2019	June 30, 2019
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,922,000	2,922,000
Accumulated depreciation	(1,518,000)	(1,463,000)
	3,834,000	3,889,000
Land held for development	978,000	977,000
Investment in real estate, net	$4,812,000	$4,866,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2019 and June 30, 2019, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Fair Value

As of December 31, 2019
Corporate
Equities	$4,989,000	$296,000	$(3,419,000)	$(3,123,000)	$1,866,000

As of June 30, 2019
Corporate
Equities	$10,922,000	$449,000	$(8,692,000)	$(8,243,000)	$2,679,000

As of December 31, 2019, and June 30, 2019, approximately 13% and 19%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” – NYSE AMERICAN: LODE).

As of December 31, 2019, and June 30, 2019, the Company had $3,301,000 and $8,617,000 respectively, of unrealized losses related to securities held for over one year. As of December 31, 2019, and June 30, 2019, unrealized losses related to the Company’s investment in Comstock were $3,270,000 and $8,556,000, respectively. For the six months ended December 31, 2019, the decrease in unrealized losses is a result of reclassing $5,560,000 of unrealized gain related to Comstock that was included in the cost basis as of June 30, 2019.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the net gains (losses) on marketable securities for the three and six months ended December 31, 2019 and 2018, respectively.

For the three months ended December 31,	2019	2018
Realized gain on marketable securities, net	$51,000	$249,000
Unrealized loss on marketable securities, net	(82,000)	(691,000)
Unrealized loss on marketable securities related to Comstock	(48,000)	(19,000)
Net loss on marketable securities	$(79,000)	$(461,000)

For the six months ended December 31,	2019	2018
Realized gain on marketable securities, net	$47,000	$290,000
Unrealized loss on marketable securities, net	(144,000)	(687,000)
Unrealized loss on marketable securities related to Comstock	(273,000)	(341,000)
Net loss on marketable securities	$(370,000)	$(738,000)

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

Other investments, net consist of the following:

Type	December 31, 2019	June 30, 2019
Private equity hedge fund, at cost	$233,000	$233,000
Other investments	95,000	118,000
	$328,000	$351,000

NOTE 7 – FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

	12/31/2019	6/30/2019
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$777,000	$816,000
Energy	464,000	286,000
Basic materials	276,000	537,000
Financial services	119,000	331,000
Consumer cyclical	111,000	636,000
Other	119,000	73,000
	$1,866,000	$2,679,000

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

Assets	Level 3	December 31, 2019	Net loss for the six months ended December 31, 2019

Other non-marketable investments	$328,000	$328,000	$-

Assets	Level 3	June 30, 2019	Net loss for the six months ended December 31, 2018

Other non-marketable investments	$351,000	$351,000	$-

For the six months ended December 31, 2019 and 2018, we received distribution from other non-marketable investments of $23,000 and $50,000, respectively.

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

As of	12/31/2019	6/30/2019

Cash and cash equivalents	$6,690,000	$9,800,000
Restricted cash	12,509,000	11,027,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$19,199,000	$20,827,000

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

Information below represents reporting segments for the three and six months ended December 31, 2019 and 2018, respectively. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income (loss) from real estate operations consists of the operation of the rental properties. Segment (loss) gain from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$14,901,000	$79,000	$-	$-	$14,980,000
Segment operating expenses	(11,730,000)	(48,000)	-	(286,000)	(12,064,000)
Segment income (loss)	3,171,000	31,000	-	(286,000)	2,916,000
Interest expense - mortgage	(1,825,000)	(19,000)	-	-	(1,844,000)
Depreciation and amortization expense	(586,000)	(27,000)	-	-	(613,000)
Loss from investments	-	-	(97,000)	-	(97,000)
Income tax expense	-	-	-	(95,000)	(95,000)
Net income (loss)	$760,000	$(15,000)	$(97,000)	$(381,000)	$267,000
Total assets	$56,531,000	$4,812,000	$2,194,000	$6,874,000	$70,411,000

For the three months	Hotel	Real Estate	Investment
ended December 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,997,000	$84,000	$-	$-	$14,081,000
Segment operating expenses	(11,236,000)	(61,000)	-	(223,000)	(11,520,000)
Segment income (loss)	2,761,000	23,000	-	(223,000)	2,561,000
Interest expense - mortgage	(1,887,000)	(25,000)	-	-	(1,912,000)
Depreciation and amortization expense	(618,000)	(27,000)	-	-	(645,000)
Loss from investments	-	-	(515,000)	-	(515,000)
Income tax benefit	-	-	-	141,000	141,000
Net income (loss)	$256,000	$(29,000)	$(515,000)	$(82,000)	$(370,000)

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$30,330,000	$158,000	$-	$-	$30,488,000
Segment operating expenses	(23,078,000)	(82,000)	-	(610,000)	(23,770,000)
Segment income (loss)	7,252,000	76,000	-	(610,000)	6,718,000
Interest expense - mortgage	(3,748,000)	(44,000)	-	-	(3,792,000)
Depreciation and amortization expense	(1,154,000)	(55,000)	-	-	(1,209,000)
Loss from investments	-	-	(401,000)	-	(401,000)
Income tax expense	-	-	-	(338,000)	(338,000)
Net income (loss)	$2,350,000	$(23,000)	$(401,000)	$(948,000)	$978,000
Total assets	$56,531,000	$4,812,000	$2,194,000	$6,874,000	$70,411,000

For the six months	Hotel	Real Estate	Investment
ended December 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$29,807,000	$161,000	$-	$-	$29,968,000
Segment operating expenses	(22,046,000)	(118,000)	-	(479,000)	(22,643,000)
Segment income (loss)	7,761,000	43,000	-	(479,000)	7,325,000
Interest expense - mortgage	(3,792,000)	(178,000)	-	-	(3,970,000)
Depreciation and amortization expense	(1,235,000)	(54,000)	-	-	(1,289,000)
Loss from investments	-	-	(880,000)	-	(880,000)
Income tax expense	-	-	-	(489,000)	(489,000)
Net income (loss)	$2,734,000	$(189,000)	$(880,000)	$(968,000)	$697,000

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2019 and June 30, 2019, respectively.

As of	12/31/2019	6/30/2019
Note payable - InterGroup	$3,000,000	$3,000,000
Note payable - Hilton	3,167,000	3,325,000
Note payable - Interstate	1,771,000	1,896,000
Total related party and other notes payable	$7,938,000	$8,221,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to June 30, 2020.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of December 31, 2019, and June 30, 2019, balance of the key money plus accrued interest is $1,004,000 and $2,049,000, respectively, and is included in restricted cash in the condensed consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

As of December 31, 2019, the Company had finance lease obligations outstanding of $1,282,000. These finance leases expire in various years through 2023 at rates ranging from 5.77% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of December 31, 2019 are as follows:

For the year ending June 30,
2020	$246,000
2021	492,000
2022	482,000
2023	182,000
Total minimum lease payments	1,402,000
Less interest on finance lease	(120,000)
Present value of future minimum lease payments	$1,282,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2020	$3,572,000
2021	1,006,000
2022	1,022,000
2023	744,000
2024	567,000
Thereafter	2,309,000
$9,220,000

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Woodland Village and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, InterGroup obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019.

As of December 31, 2019, and June 30, 2019, the Company had accounts payable to related party of $5,197,000 and $5,105,000, respectively. These are amounts due to InterGroup and they represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses that are allocated among the Company, Portsmouth and InterGroup.

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

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, and Robert Dika. Messrs. Winfield and Nance also serve as directors of InterGroup and Portsmouth. Four of the Portsmouth directors serve as directors of InterGroup.

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

NOTE 11 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of December 31, 2019 and June 30, 2019.

As of	12/31/2019	6/30/2019
Trade payable	$1,953,000	$1,792,000
Advance deposits	1,027,000	1,215,000
Property tax payable	1,046,000	1,046,000
Payroll and related accruals	1,826,000	2,584,000
Interest payable	-	412,000
Withholding and other taxes payable	882,000	1,831,000
Security deposit	52,000	52,000
Other payables	1,861,000	2,366,000
Total accounts payable and other liabilities - Justice	$8,647,000	$11,298,000

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

The Company had net income of $267,000 for the three months ended December 31, 2019 compared to net loss of $370,000 for the three months ended December 31, 2018. The change is primarily attributable to the increase in Hotel revenue and decrease in loss on marketable securities, offset by the rise of Hotel operating expenses.

Hotel Operations

The Company had net income from Hotel operations of $760,000 for the three months ended December 31, 2019 compared to net income of $256,000 for the three months ended December 31, 2018. The change is primarily attributable to the increase in Hotel revenue, offset by the rise of Hotel operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2019 and 2018.

For the three months ended December 31,	2019	2018
Hotel revenues:
Hotel rooms	$12,497,000	$11,565,000
Food and beverage	1,425,000	1,565,000
Garage	776,000	734,000
Other operating departments	203,000	133,000
Total hotel revenues	14,901,000	13,997,000
Operating expenses excluding depreciation and amortization	(11,730,000)	(11,236,000)
Operating income before interest, depreciation and amortization	3,171,000	2,761,000
Interest expense - mortgage	(1,825,000)	(1,887,000)
Depreciation and amortization expense	(586,000)	(618,000)
Net income from Hotel operations	$760,000	$256,000

For the three months ended December 31, 2019, the Hotel had operating income of $3,171,000 before interest expense, depreciation and amortization on total operating revenues of $14,901,000 compared to operating income of $2,761,000 before interest expense, depreciation and amortization on total operating revenues of $13,997,000 for the three months ended December 31, 2018. Hotel room revenue rose by $932,000 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase is primarily due to the timing of Dreamforce, one of the largest annual citywide conventions in San Francisco, from September in 2018 to November in 2019. Food and beverage revenue decreased by $140,000 primarily due to decrease in banquet and catering revenue as room revenue shifted towards the transient segment from groups with banquet and catering spending. Revenue from garage increased by $42,000 as a result of the increase in occupancy and monthly parkers. Other operating departments revenue increased by $70,000 primarily due to increase in group cancellation revenue.

Total operating expenses increased by $494,000 primarily due to annual wage increase per union bargaining agreements.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2019 and 2018.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2019	$255	98%	$250
2018	$239	97%	$232

The Hotel’s revenues increased by 6.5% this quarter as compared to the previous comparable quarter. Average daily rate increased by $16, average occupancy increased by 1%, and RevPAR increased by $18 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Real Estate Operations

The Company had net loss from real estate operations of $15,000 for the three months ended December 31, 2019 compared to net loss of $29,000 for the three months ended December 31, 2018. The decrease in net loss is due to the decrease in operating expenses and mortgage interest.

Investment Transactions

The Company had a net loss on marketable securities of $79,000 for the three months ended December 31, 2019 compared to a net loss on marketable securities of $461,000 for the three months ended December 31, 2018. For the three months ended December 31, 2019, the Company had a net realized gain of $51,000 and a net unrealized loss of $130,000. For the three months ended December 31, 2018, the Company had a net realized gain of $249,000 and a net unrealized loss of $710,000.

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

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense (benefit) during the three months ended December 31, 2019 and 2018 represent the income tax effect on the Company’s pretax income (loss) which includes its share in the net income of the Hotel.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

The Company had net income of $978,000 for the six months ended December 31, 2019 compared to net income of $697,000 for the six months ended December 31, 2018. The increase in net income is primarily attributable to the rise in Hotel revenue, a decrease in loss on marketable securities, interest expense, and income taxes, offset by the increase of Hotel operating expenses.

Hotel Operations

The Company had net income from Hotel operations of $2,350,000 for the six months ended December 31, 2019 compared to net income of $2,734,000 for the six months ended December 31, 2018. The change is primarily attributable to the rise in Hotel operating expenses, offset by the increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2019 and 2018.

For the six months ended December 31,	2019	2018
Hotel revenues:
Hotel rooms	$25,811,000	$25,087,000
Food and beverage	2,647,000	3,014,000
Garage	1,512,000	1,508,000
Other operating departments	360,000	198,000
Total hotel revenues	30,330,000	29,807,000
Operating expenses excluding depreciation and amortization	(23,078,000)	(22,046,000)
Operating income before interest, depreciation and amortization	7,252,000	7,761,000
Interest expense - mortgage	(3,748,000)	(3,792,000)
Depreciation and amortization expense	(1,154,000)	(1,235,000)
Net income from Hotel operations	$2,350,000	$2,734,000

For the six months ended December 31, 2019, the Hotel had operating income of $7,252,000 before interest expense, depreciation and amortization on total operating revenues of $30,330,000 compared to operating income of $7,761,000 before interest expense, depreciation and amortization on total operating revenues of $29,807,000 for the six months ended December 31, 2018. Hotel room revenue rose by $724,000 for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The increase is primarily due to replacing guaranteed room revenue at low rates with room revenue at higher market rates driven by citywide conventions. Food and beverage revenue decreased by $367,000 primarily due to decrease in banquet and catering revenue as room revenue shifted towards the transient segment from groups with banquet and catering spending. Garage revenue remained consistent year over year. Revenue from other operating departments increased by $162,000 primarily due to increase in group cancellation revenue.

Total operating expenses increased by $1,032,000 primarily due to annual wage increase per union bargaining agreements.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2019 and 2018.

Six months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$263	98%	$258
2018	$258	97%	$250

The Hotel’s revenues increased by 1.8% for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018. Average daily rate increased by $5, average occupancy increased by 1%, and RevPAR increased by $8 for the six months ended December 31, 2019, compared to the six months ended December 31, 2018.

Real Estate Operations

The Company had net loss from real estate operations of $23,000 for the three months ended December 31, 2019 compared to net loss of $189,000 for the three months ended December 31, 2018. The decrease in net loss is due to the decrease in operating expenses and mortgage interest.

Investment Transactions

The Company had a net loss on marketable securities of $370,000 for the six months ended December 31, 2019 compared to a net loss on marketable securities of $738,000 for the six months ended December 31, 2018. For the six months ended December 31, 2019, the Company had a net realized gain of $47,000 and a net unrealized loss of $417,000. For the six months ended December 31, 2018, the Company had a net realized gain of $290,000 and a net unrealized loss of $1,028,000.

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

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the six months ended December 31, 2019 and 2018 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2019 and June 30, 2019 by selected industry groups:

		% of Total
As of December 31, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$777,000	41.6%
Energy	464,000	24.9%
Basic materials	276,000	14.8%
Financial Services	119,000	6.4%
Consumer cyclical	111,000	5.9%
Other	119,000	6.4%
	$1,866,000	100.0%

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$816,000	30.5%
Consumer cyclical	636,000	23.7%
Basic materials	537,000	20.0%
Financial	331,000	12.4%
Energy	286,000	10.7%
Other	73,000	2.7%
	$2,679,000	100.0%

As of December 31, 2019, the Company’s investment portfolio includes approximately 11 equity positions. The Company holds four equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 26% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL), which is included in the REITs and real estate companies’ industry group.

As of June 30, 2019, the Company’s investment portfolio includes approximately 13 equity positions. The Company holds five equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 19% of the portfolio and consists of the common stock of Comstock, which is included in the basic materials industry group.

The following table shows the net gains (losses) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2019	2018
Net loss on marketable securities	$(79,000)	$(461,000)
Dividend and interest income	46,000	23,000
Margin interest expense	(27,000)	(32,000)
Trading and management expenses	(37,000)	(45,000)
	$(97,000)	$(515,000)

For the six months ended December 31,	2019	2018
Net loss on marketable securities	$(370,000)	$(738,000)
Dividend and interest income	106,000	38,000
Margin interest expense	(55,000)	(79,000)
Trading and management expenses	(82,000)	(101,000)
	$(401,000)	$(880,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations. The Company may also receives cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Outstanding principal balance on the loan was $92,914,000 and $93,746,000 as of December 31, 2019 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by the Portsmouth in favor of the mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan has an interest rate of 9.75% per annum and matures on January 1, 2024. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to June 30, 2020. The balance of this loan was $3,000,000 as of December 31, 2019 and June 30, 2019, and are included in the related party and other note payable in the condensed consolidated balance sheets.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Woodland Village and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, InterGroup obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2019, the Company’s material financial obligations which also including interest payments:

		6 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage notes payable	$116,225,000	$627,000	$4,525,000	$1,642,000	$1,732,000	$107,403,000	$296,000
Related party and other notes payable	9,220,000	3,572,000	1,006,000	1,022,000	744,000	567,000	2,309,000
Interest	25,573,000	3,487,000	6,416,000	6,295,000	6,184,000	3,078,000	113,000
Total	$151,018,000	$7,686,000	$11,947,000	$8,959,000	$8,660,000	$111,048,000	$2,718,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2019 except for the adoption of ASU 2016-02. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending December 31, 2019, there were no pending or threatened legal actions.

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: January 24, 2020	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: January 24, 2020	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)