Form 10-Q
period 2020-03-31
SANTA FE FINANCIAL CORP
filed 2020-06-18
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 0-6877

SANTA FE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	95-2452529
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

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

The number of shares outstanding of registrant’s Common Stock, as of June 18, 2020 was 1,339,310.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	March 31, 2020	June 30, 2019
ASSETS
Investment in hotel, net	$35,847,000	$36,336,000
Investment in real estate, net	4,786,000	4,866,000
Investment in marketable securities	526,000	2,679,000
Other investments, net	230,000	351,000
Cash and cash equivalents	5,962,000	9,800,000
Restricted cash	11,550,000	11,027,000
Accounts receivable - hotel, net	183,000	848,000
Other assets, net	1,629,000	1,643,000
Deferred tax assets	6,647,000	6,402,000

Total assets	$67,360,000	$73,952,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$8,116,000	$11,298,000
Accounts payable and other liabilities	502,000	362,000
Accounts payable to related party	5,262,000	5,105,000
Due to securities broker	-	396,000
Obligations for securities sold	-	625,000
Related party and other notes payable	7,796,000	8,221,000
Finance leases	1,206,000	1,486,000
Mortgage notes payable - real estate	3,308,000	3,315,000
Mortgage notes payable - hotel, net	111,729,000	113,087,000

Total liabilities	137,919,000	143,895,000

Shareholders’ deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,437,138 and 1,339,638; outstanding 1,339,310 and 1,241,810 as of March 31, 2020 and June 30, 2019, respectively	144,000	134,000
Additional paid-in capital	7,895,000	8,808,000
Accumulated deficit	(52,959,000)	(54,183,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders’ deficit	(45,871,000)	(46,192,000)
Noncontrolling interest	(24,688,000)	(23,751,000)
Total shareholders’ deficit	(70,559,000)	(69,943,000)

Total liabilities and shareholders’ deficit	$67,360,000	$73,952,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2020	2019

Revenues:
Hotel	$11,259,000	$15,469,000
Real estate	79,000	81,000
Total revenues	11,338,000	15,550,000

Costs and operating expenses:
Hotel operating expenses	(10,060,000)	(11,378,000)
Real estate operating expenses	(53,000)	(52,000)
Depreciation and amortization expense	(598,000)	(613,000)
General and administrative expense	(440,000)	(364,000)

Total costs and operating expenses	(11,151,000)	(12,407,000)

Income from operations	187,000	3,143,000

Other income (expense):
Interest expense - mortgage	(1,695,000)	(1,838,000)
Interest expense - related party	(126,000)	(129,000)
Loss on disposal of assets	-	(398,000)
Net (loss) gain on marketable securities	(456,000)	67,000
Net (loss) gain on marketable securities - Comstock	(20,000)	207,000
Impairment loss on other investments	(64,000)	(61,000)
Dividend and interest income	52,000	112,000
Trading and margin interest expense	(54,000)	(77,000)

Total other expense, net	(2,363,000)	(2,117,000)

(Loss) income before income taxes	(2,176,000)	1,026,000
Income tax benefit (expense)	582,000	(280,000)

Net (loss) income	(1,594,000)	746,000
Less: Net loss (income) attributable to the noncontrolling interest	436,000	(320,000)

Net (loss) income attributable to Santa Fe	$(1,158,000)	$426,000

Basic and diluted net (loss) income per share attributable to Santa Fe	$(0.89)	$0.34

Weighted average number of common shares outstanding - basic and diluted	1,301,810	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2020	2019

Revenues:
Hotel	$41,589,000	$45,276,000
Real estate	237,000	242,000
Total revenues	41,826,000	45,518,000

Costs and operating expenses:
Hotel operating expenses	(33,138,000)	(33,424,000)
Real estate operating expenses	(135,000)	(170,000)
Depreciation and amortization expense	(1,807,000)	(1,902,000)
General and administrative expense	(1,050,000)	(843,000)

Total costs and operating expenses	(36,130,000)	(36,339,000)

Income from operations	5,696,000	9,179,000

Other income (expense):
Interest expense - mortgage	(5,229,000)	(5,562,000)
Interest expense - related party	(384,000)	(375,000)
Loss on asset disposal	-	(398,000)
Net loss on marketable securities	(553,000)	(330,000)
Net loss on marketable securities - Comstock	(293,000)	(134,000)
Impairment loss on other investments	(64,000)	(61,000)
Dividend and interest income	158,000	150,000
Trading and margin interest expense	(191,000)	(257,000)

Total other expense, net	(6,556,000)	(6,967,000)

(Loss) income before income taxes	(860,000)	2,212,000
Income tax benefit (expense)	244,000	(769,000)

Net (loss) income	(616,000)	1,443,000
Less: Net income attributable to the noncontrolling interest	(66,000)	(977,000)

Net (loss) income attributable to Santa Fe Financial Corporation	$(682,000)	$466,000

Basic and diluted net (loss) income per share attributable to Santa Fe Financial Corporation	$(0.54)	$0.38

Weighted average number of common shares outstanding - basic and diluted	1,261,665	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2019	1,339,638	$134,000	$8,808,000	$(54,183,000)	$(951,000)	$(46,192,000)	$(23,751,000)	$(69,943,000)

Net income	-	-	-	361,000	-	361,000	350,000	711,000

Balance at September 30, 2019	1,339,638	$134,000	$8,808,000	$(53,822,000)	$(951,000)	$(45,831,000)	$(23,401,000)	$(69,232,000)

Net income	-	-	-	115,000	-	115,000	152,000	267,000

Balance at December 31, 2019	1,339,638	$134,000	$8,808,000	$(53,707,000)	$(951,000)	$(45,716,000)	$(23,249,000)	$(68,965,000)

Net loss	-	-	-	(1,158,000)	-	(1,158,000)	(436,000)	(1,594,000)

Investment in Woodland	97,500	10,000	(913,000)	1,906,000	-	1,003,000	(1,003,000)	-

Balance at March 31, 2020	1,437,138	$144,000	$7,895,000	$(52,959,000)	$(951,000)	$(45,871,000)	$(24,688,000)	$(70,559,000)

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2018	1,339,638	$134,000	$8,808,000	$(57,442,000)	$(951,000)	$(49,451,000)	$(24,606,000)	$(74,057,000)

Net income	-	-	-	566,000	-	566,000	501,000	1,067,000

Balance at September 30, 2018	1,339,638	$134,000	$8,808,000	$(56,876,000)	$(951,000)	$(48,885,000)	$(24,105,000)	$(72,990,000)

Net (loss) income	-	-	-	(526,000)	-	(526,000)	156,000	(370,000)

Balance at December 31, 2018	1,339,638	$134,000	$8,808,000	$(57,402,000)	$(951,000)	$(49,411,000)	$(23,949,000)	$(73,360,000)

Net income	-	-	-	426,000	-	426,000	320,000	746,000

Balance at March 31, 2019	1,339,638	$134,000	$8,808,000	$(56,976,000)	$(951,000)	$(48,985,000)	$(23,629,000)	$(72,614,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2020	2019
Cash flows from operating activities:
Net (loss) income	$(616,000)	$1,443,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net unrealized loss on marketable securities	576,000	665,000
Loss on disposal of assets	-	398,000
Impairment loss on other investments	64,000	61,000
Deferred taxes	(244,000)	769,000
Depreciation and amortization	1,672,000	1,770,000
Changes in operating assets and liabilities:
Investment in marketable securities	1,577,000	458,000
Accounts receivable	665,000	1,187,000
Other assets	14,000	(154,000)
Accounts payable and other liabilities - Justice	(3,182,000)	(2,130,000)
Accounts payable and other liabilities	140,000	(18,000)
Accounts payable related party	157,000	417,000
Due to securities broker	(396,000)	(122,000)
Obligations for securities sold	(625,000)	(481,000)
Net cash (used in) provided by operating activities	(198,000)	4,263,000

Cash flows from investing activities:
Payments for hotel and real estate investments	(1,205,000)	(992,000)
Payments for real estate	(3,000)	-
Proceeds from other investments	57,000	62,000
Net cash used in investing activities	(1,151,000)	(930,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(1,966,000)	(1,020,000)
Net cash used in financing activities	(1,966,000)	(1,020,000)

Net (decrease) increase in cash and cash equivalents:	(3,315,000)	2,313,000
Cash, cash equivalents and restricted cash at the beginning of the period	20,827,000	14,766,000
Cash, cash equivalents and restricted cash at the end of the period	$17,512,000	$17,079,000

Supplemental information:
Interest paid	$5,648,000	$6,013,000
Taxes paid	$2,000	$47,000

Non-cash transaction:
Additions to Hotel equipment through capital lease	$30,000	$71,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The March 31, 2020 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2019.

The results of operations for the nine months ended March 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020.

Santa Fe owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC Market Inc.’s Pink: PRSI). The Company generates income from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. (“Woodland Village”) from The InterGroup Corporation (“InterGroup”), a public company (NASDAQ Capital Market: INTG). Woodland Village’s major asset is a 27-unit apartment complex located in Santa Monica, California. Santa Fe also owns a two-unit apartment building in West Los Angeles, California.

On February 5, 2020, the Santa Fe entered into a Contribution Agreement (the “Contribution Agreement”) with InterGroup, pursuant to which InterGroup received 97,500 shares of common stock, par value $0.10 per share, of Santa Fe, in exchange for InterGroup’s contribution to Santa Fe of 4,460 shares of common stock (the “Common Stock”) of Woodland Village Inc. (the “Transaction”). As a result of the contribution, Woodland Village has become a wholly owned subsidiary of Santa Fe. Before the issuance of the stock referenced in the preceding sentence, InterGroup had the power to vote 86.3% of the voting shares of Santa Fe, which includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Subsequent to this issuance, InterGroup has the power to vote 87.3% of the issued and outstanding common stock of Santa Fe, which includes the power to vote an approximately 3.7% interest in the common stock in Santa Fe under the aforementioned voting trust agreement. Mr. Winfield, Chairman of the Board of both InterGroup and Santa Fe, is a control person of both entities.

On February 5, 2020, after review by an independent director of the Company, and by the unanimous vote of all directors of the Company (with Mr. Winfield abstaining), the Board approved the entry into the Contribution Agreement and the consummation of the Transaction. The Company’s Board approved the Transaction after the receipt of a fairness opinion from a third-party independent firm. The Board was first made aware of the Transaction in early January 2020, received information to review on or about January 17, 2020 and was given multiple opportunities to discuss the materials with management before the February 5, 2020 Board meeting. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein.

InterGroup also directly owns approximately 13.5% of the common stock of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership; a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls 93.3% of the voting interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of Portsmouth.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit (expense) during the nine months ended March 31, 2020 and 2019 represent the income tax effect on the Company’s pretax (loss) income which includes its share in the net income of the Hotel.

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of March 31, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be no material effect on the March 31, 2020 tax provision. We will continue to evaluate the income tax provisions of the CARES Act and monitor the tax law changes that could have income tax accounting and disclosure implications.

Financial Condition and Liquidity

Historically, our cash flows have been primarily generated from our Hotel operations. However, management expects that the ongoing length and severity of the economic downturn, resulting from the continuing and uncertain impact of the COVID-19 pandemic, will have a material adverse impact on our business, financial condition, liquidity and financial results. As a result of our Hotel’s material decrease in occupancy and average daily rate, we expect our cash flow from operations to continue to be significantly lower than historical rates for the foreseeable future, until the pandemic resolves, and hotel occupancies return to historical rates.

We have taken several steps to preserve capital and increase liquidity, including the implementation of various cost saving initiatives at our Hotel. For further discussion, see “Item 2 - Negative Effects of COVID-19 on our Business” included in this Quarterly Report. We may also receive cash generated from the investment of our cash and marketable securities, other investments, and other sources, including financing from our parent company, InterGroup. Subsequent to March 31, 2020, in order to increase its liquidity positions and take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey, generating net proceeds of approximately $6,814,000. InterGroup is also currently refinancing two of its California properties scheduled to close in June and July 2020, and it could refinance additional multifamily properties should the need arise; however, InterGroup does not deem it necessary at this time. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) of which $5,000,000 is available to be drawn down as of June 18, 2020, should additional liquidity be necessary.

As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $17,512,000 which included $11,550,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). Of the total restricted cash, $7,977,000 was held for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was held for a possible future property improvement plan (“PIP”) request by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. Therefore, Justice is currently in discussions with the Lender to release the PIP deposits to the Hotel and to allow the Hotel to utilize some or all of its FF&E reserves to fund operating expenses as well as debt service. Additionally, Justice has requested to temporarily pay interest only on the senior mortgage and the suspension of the monthly FF&E reserve installment, for a combined monthly savings in cash flow of approximately $321,000. Justice anticipates a resolution with the Lender in regard to the aforementioned requests before June 30, 2020.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice will use the proceeds from the SBA Loan primarily for payroll costs. The SBA Loan is scheduled to mature on April 9, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The loan may be forgiven if the funds are used for payroll and other qualified expenses. New guidance on the criteria for forgiveness continues to be released.

We may also have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup to meet our obligations during the next twelve months and beyond, should the need arise.

We cannot presently estimate the full financial impact of the unprecedented COVID-19 pandemic on our business or predict the related federal, state and local civil authority actions, which are highly dependent on the severity and duration of the pandemic, but we expect that the COVID-19 closures and other imposed restrictions will continue to have a significant adverse impact on our results of operations. Due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have taken proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company’s marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, cash provided by the SBA loan, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of March 31, 2020, the Company’s material financial obligations which also includes interest payments:

		3 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage notes payable	$115,964,000	$366,000	$4,525,000	$1,642,000	$1,732,000	$107,403,000	$296,000
Related party and other notes payable	9,002,000	250,000	1,016,000	4,033,000	750,000	567,000	2,386,000
Interest	24,609,000	2,160,000	6,777,000	6,295,000	6,184,000	3,080,000	113,000
Total	$149,575,000	$2,776,000	$12,318,000	$11,970,000	$8,666,000	$111,050,000	$2,795,000

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

For the three months ended March 31,	2020	2019
Hotel revenues:
Hotel rooms	$9,642,000	$13,521,000
Food and beverage	874,000	1,218,000
Garage	650,000	652,000
Other operating departments	93,000	78,000
Total hotel revenue	$11,259,000	$15,469,000

For the nine months ended March 31,	2020	2019
Hotel revenues:
Hotel rooms	$35,453,000	$38,608,000
Food and beverage	3,521,000	4,232,000
Garage	2,162,000	2,160,000
Other operating departments	453,000	276,000
Total hotel revenue	$41,589,000	$45,276,000

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

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2020 and June 30, 2019 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $404,000 as of March 31, 2020, from $1,215,000 as of June 30, 2019. The decrease for the nine months ended March 31, 2020 was primarily driven by $811,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2019.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2020	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	1,746,000	(213,000)	1,533,000
Furniture and equipment	30,472,000	(27,358,000)	3,114,000
Building and improvements	59,467,000	(30,163,000)	29,304,000
Investment in Hotel, net	$93,581,000	$(57,734,000)	$35,847,000

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	521,000	(35,000)	486,000
Furniture and equipment	30,585,000	(26,841,000)	3,744,000
Building and improvements	59,341,000	(29,131,000)	30,210,000
Investment in Hotel, net	$92,343,000	$(56,007,000)	$36,336,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 2-unit and 27-unit multi-family apartment complexes located in West Los Angeles, California and Santa Monica, California, respectively. The Company also owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	March 31, 2020	June 30, 2019
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,921,000	2,922,000
Accumulated depreciation	(1,545,000)	(1,463,000)
	3,806,000	3,889,000
Land held for development	980,000	977,000
Investment in real estate, net	$4,786,000	$4,866,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2020 and June 30, 2019, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of March 31, 2020
Corporate
Equities	$5,741,000	$84,000	$(5,299,000)	$(5,215,000)	$526,000

As of June 30, 2019
Corporate
Equities	$10,922,000	$449,000	$(8,692,000)	$(8,243,000)	$2,679,000

As of March 31, 2020, and June 30, 2019, approximately 41% and 19%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” – NYSE AMERICAN: LODE).

As of March 31, 2020, and June 30, 2019, the Company had $5,291,000 and $8,617,000 respectively, of unrealized losses related to securities held for over one year. As of March 31, 2020, and June 30, 2019, unrealized losses related to the Company’s investment in Comstock were $5,221,000 and $8,556,000, respectively. For the nine months ended March 31, 2020, the decrease in unrealized losses is a result of reclassing $3,628,000 of net unrealized gain related to Comstock that was included in the cost basis as of June 30, 2019.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the net gains (losses) on marketable securities for the three and nine months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31,	2020	2019
Realized loss on marketable securities, net	$(316,000)	$(89,000)
Unrealized (loss) gain on marketable securities, net	(140,000)	156,000
Unrealized (loss) gain on marketable securities related to Comstock	(20,000)	207,000
Net (loss) gain on marketable securities	$(476,000)	$274,000

For the nine months ended March 31,	2020	2019
Realized (loss) gain on marketable securities, net	$(269,000)	$201,000
Unrealized loss on marketable securities, net	(284,000)	(531,000)
Unrealized loss on marketable securities related to Comstock	(293,000)	(134,000)
Net loss on marketable securities	$(846,000)	$(464,000)

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

Other investments, net consist of the following:

Type	March 31, 2020	June 30, 2019
Private equity hedge fund, at cost	$169,000	$233,000
Other investments	61,000	118,000
	$230,000	$351,000

NOTE 7 – FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	3/31/2020	6/30/2019
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
Basic materials	$262,000	$537,000
REITs and real estate companies	258,000	816,000
Consumer cyclical	3,000	636,000
Energy	-	286,000
Financial services	-	331,000
Other	3,000	73,000
	$526,000	$2,679,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2020	ended March 31, 2020

Other non-marketable investments	$230,000	$230,000	$(64,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2019	ended March 31, 2019

Other non-marketable investments	$351,000	$351,000	$(61,000)

For the nine months ended March 31, 2020 and 2019, we received distribution from other non-marketable investments of $57,000 and $62,000, respectively.

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

As of	3/31/2020	6/30/2019

Cash and cash equivalents	$5,962,000	$9,800,000
Restricted cash	11,550,000	11,027,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$17,512,000	$20,827,000

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

Information below represents reporting segments for the three and nine months ended March 31, 2020 and 2019, respectively. Segment income (loss) from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income (loss) from real estate operations consists of the operation of the rental properties. Segment (loss) gain from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$11,259,000	$79,000	$-	$-	$11,338,000
Segment operating expenses	(10,060,000)	(53,000)	-	(440,000)	(10,553,000)
Segment income (loss)	1,199,000	26,000	-	(440,000)	785,000
Interest expense - mortgage and related party	(1,793,000)	(28,000)	-	-	(1,821,000)
Depreciation and amortization expense	(571,000)	(27,000)	-	-	(598,000)
Loss from investments	-	-	(542,000)	-	(542,000)
Income tax benefit	-	-	-	582,000	582,000
Net income (loss)	$(1,165,000)	$(29,000)	$(542,000)	$142,000	$(1,594,000)
Total assets	$54,284,000	$4,786,000	$756,000	$7,534,000	$67,360,000

For the three months	Hotel	Real Estate	Investment
ended March 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$15,469,000	$81,000	$-	$-	$15,550,000
Segment operating expenses	(11,378,000)	(52,000)	-	(364,000)	(11,794,000)
Segment income (loss)	4,091,000	29,000	-	(364,000)	3,756,000
Interest expense - mortgage and related party	(1,941,000)	(26,000)	-	-	(1,967,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(585,000)	(28,000)	-	-	(613,000)
Gain from investments	-	-	248,000	-	248,000
Income tax expense	-	-	-	(280,000)	(280,000)
Net income (loss)	$1,167,000	$(25,000)	$248,000	$(644,000)	$746,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$41,589,000	$237,000	$-	$-	$41,826,000
Segment operating expenses	(33,138,000)	(135,000)	-	(1,050,000)	(34,323,000)
Segment income (loss)	8,451,000	102,000	-	(1,050,000)	7,503,000
Interest expense - mortgage and related party	(5,541,000)	(72,000)	-	-	(5,613,000)
Depreciation and amortization expense	(1,725,000)	(82,000)	-	-	(1,807,000)
Loss from investments	-	-	(943,000)	-	(943,000)
Income tax benefit	-	-	-	244,000	244,000
Net income (loss)	$1,185,000	$(52,000)	$(943,000)	$(806,000)	$(616,000)
Total assets	$54,284,000	$4,786,000	$756,000	$7,534,000	$67,360,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$45,276,000	$242,000	$-	$-	$45,518,000
Segment operating expenses	(33,424,000)	(170,000)	-	(843,000)	(34,437,000)
Segment income (loss)	11,852,000	72,000	-	(843,000)	11,081,000
Interest expense - mortgage and related party	(5,733,000)	(204,000)	-	-	(5,937,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(1,820,000)	(82,000)	-	-	(1,902,000)
Loss from investments	-	-	(632,000)	-	(632,000)
Income tax expense	-	-	-	(769,000)	(769,000)
Net income (loss)	$3,901,000	$(214,000)	$(632,000)	$(1,612,000)	$1,443,000

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2020 and June 30, 2019, respectively.

As of	3/31/2020	6/30/2019

Note payable - InterGroup	$3,000,000	$3,000,000
Note payable - Hilton	3,088,000	3,325,000
Note payable - Interstate	1,708,000	1,896,000
Total related party and other notes payable	$7,796,000	$8,221,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 1, 2021.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of March 31, 2020, and June 30, 2019, balance of the key money plus accrued interest is $1,008,000 and $2,049,000, respectively, and is included in restricted cash in the condensed consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

As of March 31, 2020, the Company had finance lease obligations outstanding of $1,206,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of March 31, 2020 are as follows:

For the year ending June 30,
2020	$126,000
2021	503,000
2022	492,000
2023	188,000
Total minimum lease payments	1,309,000
Less interest on finance lease	(103,000)
Present value of future minimum lease payments	$1,206,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2020	$250,000
2021	1,016,000
2022	4,033,000
2023	750,000
2024	567,000
Thereafter	2,386,000
$9,002,000

As of March 31, 2020, and June 30, 2019, the Company had accounts payable to related party of $5,262,000 and $5,105,000, respectively. These are amounts due to InterGroup and they represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses that are allocated among the Company, Portsmouth and InterGroup.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $92,656,000 and $93,746,000 as of March 31, 2020 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As a result of the refinance, Justice has generated $500,000 in annual interest expense savings.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2020, InterGroup is in compliance with both requirements. However, due to the hotel’s current low occupancy and its negative impact on the hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations even during these uncertain times for at least the next twelve months and beyond.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is a subsidiary of the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, InterGroup obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of March 31, 2020 and June 30, 2019.

On February 5, 2020, the Company acquired 44.6% additional interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. As a result of the transaction, Woodland Village has become a wholly owned subsidiary of the Company. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between the Company and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein.

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

NOTE 11 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of March 31, 2020 and June 30, 2019.

As of	3/31/2020	6/30/2019
Trade payable	$3,041,000	$1,792,000
Advance deposits	404,000	1,215,000
Property tax payable	31,000	1,046,000
Payroll and related accruals	1,768,000	2,584,000
Interest payable	421,000	412,000
Withholding and other taxes payable	1,144,000	1,831,000
Security deposit	52,000	52,000
Other payables	1,255,000	2,366,000
Total accounts payable and other liabilities - Justice	$8,116,000	$11,298,000

NOTE 12 – SUBSEQUENT EVENTS

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA Loan primarily for payroll costs. The SBA Loan is scheduled to mature on April 9, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The loan may be forgiven if the funds are used for payroll and other qualified expenses. New guidance on the criteria for forgiveness continues to be released.

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

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; partnership distributions; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

On March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 194, the Securities and Exchange Commission issued Order Release No. 34-88465 (the “Order”) granting exemptions to registrants subject to the reporting requirements of the Exchange Act Section 13(a) or 15(d) due to circumstances related to the coronavirus disease 2019 (“COVID-19”). Due to the circumstances related to COVID-19, the Company has relied on the Order with respect to this Quarterly Report on Form 10-Q (“Form 10-Q”) for the period ended March 31, 2020. Absent the Order, the Form 10-Q was due on May 15, 2020. The Company was unable to file the Form 10-Q on a timely basis due to delays in the preparation and final review of the Form 10-Q by the relevant parties within the Company, due in part by the attention and resources the Company has focused on addressing the severe impacts of the COVID-19 pandemic on our business and operations.

Negative Effects of COVID-19 on our Business

On February 25, 2020, the City of San Francisco issued the proclamation by the Mayor declaring the existence of a local emergency. The negative effects of the novel strain of coronavirus (“COVID-19”) on our business have been significant. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. To mitigate the harm from the pandemic, on March 16, 2020, the City and County of San Francisco, along with a group of five other Bay Area counties and the City of Berkeley, issued parallel health officer orders imposing shelter in place limitations across the Bay Area, requiring everyone to stay safe at home except for certain essential needs. Since February 2020, several unfavorable events have unfolded causing demand for our hotel rooms to suffer including cancellations of all citywide conventions, reduction of flights in and out of the Bay Area and decline in both leisure and business travel.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. As of the date of this Quarterly Report, we have temporarily closed all of our food and beverage outlets. We continue to implement social distancing standards to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results for the fiscal year ending June 30, 2020. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. We are currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. As described in Note 12 – Subsequent Events, on April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. The Company received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA Loan primarily for payroll costs. The SBA Loan is scheduled to mature on April 9, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The loan may be forgiven if the funds are used for payroll and other qualified expenses. New guidance on the criteria for forgiveness continues to be released.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. (“Woodland Village”) from InterGroup. Woodland Village’s major asset is a 27-unit apartment complex located in Santa Monica, California. On February 5, 2020, the Company acquired the additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. As a result of the transaction, Woodland Village has become a wholly owned subsidiary of the Company. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between the Company and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein. The Company also owns a 2-unit apartment building in West Los Angeles, California.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The Company had net loss of $1,594,000 for the three months ended March 31, 2020 compared to net income of $746,000 for the three months ended March 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $1,165,000 for the three months ended March 31, 2020 compared to net income of $1,167,000 for the three months ended March 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2020 and 2019.

For the three months ended March 31,	2020	2019
Hotel revenues:
Hotel rooms	$9,642,000	$13,521,000
Food and beverage	874,000	1,218,000
Garage	650,000	652,000
Other operating departments	93,000	78,000
Total hotel revenues	11,259,000	15,469,000
Operating expenses excluding depreciation and amortization	(10,060,000)	(11,378,000)
Operating income before interest, depreciation and amortization	1,199,000	4,091,000
Loss on disposal of assets	-	(398,000)
Interest expense - mortgage	(1,793,000)	(1,941,000)
Depreciation and amortization expense	(571,000)	(585,000)
Net (loss) income from Hotel operations	$(1,165,000)	$1,167,000

For the three months ended March 31, 2020, the Hotel had operating income of $1,199,000 before interest expense, depreciation and amortization on total operating revenues of $11,259,000 compared to operating income of $4,091,000 before interest expense, depreciation and amortization on total operating revenues of $15,469,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020, room revenues decreased by $3,879,000, and food and beverage revenue decreased by $344,000, compared to the three months ended March 31, 2019. The year over year decline in both areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak in March 2020. Revenue from garage and other operating departments increased mainly due to increase in cancellation revenue.

Total operating expenses decreased by $1,318,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, franchise fees, and legal fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$242	76%	$184
2019	$290	95%	$276

The Hotel’s revenues decreased by 27% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $48, average occupancy dropped 19%, and RevPAR decreased by $92 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Real Estate Operations

The Company had net loss from real estate operations of $29,000 for the three months ended March 31, 2020 compared to net loss of $25,000 for the three months ended March 31, 2019. The increase in net loss is mainly due to the decrease in revenue and increased mortgage interest.

Investment Transactions

The Company had a net loss on marketable securities of $476,000 for the three months ended March 31, 2020 compared to a net gain on marketable securities of $274,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020, the Company had a net realized loss of $316,000 and a net unrealized loss of $160,000. For the three months ended March 31, 2019, the Company had a net realized loss of $89,000 and a net unrealized gain of $363,000.

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

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense (benefit) during the three months ended March 31, 2020 and 2019 represent the income tax effect on the Company’s pretax income (loss) which includes its share in the net income (loss) of the Hotel.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

The Company had net loss of $616,000 for the nine months ended March 31, 2020 compared to net income of $1,443,000 for the nine months ended March 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

Hotel Operations

The Company had net income from Hotel operations of $1,185,000 for the nine months ended March 31, 2020 compared to net income of $3,901,000 for the nine months ended March 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2020 and 2019.

For the nine months ended March 31,	2020	2019
Hotel revenues:
Hotel rooms	$35,453,000	$38,608,000
Food and beverage	3,521,000	4,232,000
Garage	2,162,000	2,160,000
Other operating departments	453,000	276,000
Total hotel revenues	41,589,000	45,276,000
Operating expenses excluding depreciation and amortization	(33,138,000)	(33,424,000)
Operating income before interest, depreciation and amortization	8,451,000	11,852,000
Loss on disposal of assets	-	(398,000)
Interest expense - mortgage	(5,541,000)	(5,733,000)
Depreciation and amortization expense	(1,725,000)	(1,820,000)
Net income from Hotel operations	$1,185,000	$3,901,000

For the nine months ended March 31, 2020, the Hotel had operating income of $8,451,000 before interest, depreciation and amortization on total operating revenues of $41,589,000 compared to operating income of $11,852,000 before interest, depreciation and amortization on total operating revenues of $45,276,000 for the nine months ended March 31, 2019.

For the nine months ended March 31, 2020, room revenues decreased by $3,155,000 and food and beverage revenue decreased by $711,000. The year over year decline in both areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak in March 2020. Garage revenue remained consistent year over year. Revenue from other operating departments increased by $177,000 as a result of increase in cancellation revenue.

Total operating expenses decreased by $286,000 due to decrease in management fees, rooms commission, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2020 and 2019.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$256	91%	$233
2019	$269	96%	$259

The Hotel’s total revenues decreased by 8% for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. Average daily rate decreased by $13 and RevPAR decreased by $26 for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. Average occupancy dropped by 5% during the nine months ended March 31, 2020 versus the comparable period.

Real Estate Operations

The Company had net loss from real estate operations of $52,000 for the nine months ended March 31, 2020 compared to net loss of $214,000 for the nine months ended March 31, 2019. The decrease in net loss is due to the decrease in operating expenses and mortgage interest.

Investment Transactions

The Company had a net loss on marketable securities of $846,000 for the nine months ended March 31, 2020 compared to a net loss on marketable securities of $464,000 for the nine months ended March 31, 2019. For the nine months ended March 31, 2020, the Company had a net realized loss of $269,000 and a net unrealized loss of $577,000. For the nine months ended March 31, 2019, the Company had a net realized gain of $201,000 and a net unrealized loss of $665,000.

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

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit (expense) during the nine months ended March 31, 2020 and 2019 represents the income tax effect on the Company’s pretax income (loss) which includes its share in the net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2020 and June 30, 2019 by selected industry groups:

		% of Total
As of March 31, 2020 Industry Group	Fair Value	Investment Securities

Basic materials	$262,000	49.8%
REITs and real estate companies	258,000	49.0%
Consumer cyclical	3,000	0.6%
Other	3,000	0.6%
	$526,000	100.0%

		% of Total
As of June 30, 2019 Industry Group	Fair Value	Investment Securities

REITs and real estate companies	$816,000	30.5%
Consumer cyclical	636,000	23.7%
Basic materials	537,000	20.0%
Financial	331,000	12.4%
Energy	286,000	10.7%
Other	73,000	2.7%
	$2,679,000	100.0%

As of March 31, 2020, the Company’s investment portfolio includes five equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 49% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL), which is included in the REITs and real estate companies’ industry group.

As of June 30, 2019, the Company’s investment portfolio includes approximately thirteen equity positions. The Company holds five equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 19% of the portfolio and consists of the common stock of Comstock, which is included in the basic materials industry group.

The following table shows the net gains (losses) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2020	2019
Net (loss) gain on marketable securities	$(476,000)	$274,000
Impairment loss on other investments	(64,000)	(61,000)
Dividend and interest income	52,000	112,000
Margin interest expense	(14,000)	(27,000)
Trading and management expenses	(40,000)	(50,000)
	$(542,000)	$248,000

For the nine months ended March 31,	2020	2019
Net loss on marketable securities	$(846,000)	$(464,000)
Impairment loss on other investments	(64,000)	(61,000)
Dividend and interest income	158,000	150,000
Margin interest expense	(69,000)	(106,000)
Trading and management expenses	(122,000)	(151,000)
	$(943,000)	$(632,000)

FINANCIAL CONDITION AND LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, management expects that the ongoing length and severity of the economic downturn, resulting from the continuing and uncertain impact of the COVID-19 pandemic, will have a material adverse impact on our business, financial condition, liquidity and financial results. As a result of our Hotel’s material decrease in occupancy and average daily rate, we expect our cash flow from operations to continue to be significantly lower than historical rates for the foreseeable future, until the pandemic resolves, and hotel occupancies return to historical rates.

We have taken several steps to preserve capital and increase liquidity, including the implementation of various cost saving initiatives at our Hotel. For further discussion, see “Item 2 - Negative Effects of COVID-19 on our Business” included in this Quarterly Report. We may also receive cash generated from the investment of our cash and marketable securities, other investments, and other sources, including financing from our parent company, InterGroup. Subsequent to March 31, 2020, in order to increase its liquidity positions and take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey, generating net proceeds of approximately $6,814,000. InterGroup is also currently refinancing two of its California properties scheduled to close in June and July 2020, and it could refinance additional multifamily properties should the need arise; however, InterGroup does not deem it necessary at this time. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) of which $5,000,000 is available to be drawn down as of June 18, 2020, should additional liquidity be necessary.

As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $17,512,000 which included $11,550,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). Of the total restricted cash, $7,977,000 was held for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was held for a possible future property improvement plan (“PIP”) request by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. Therefore, Justice is currently in discussions with the Lender to release the PIP deposits to the Hotel and to allow the hotel to utilize some or all of its FF&E reserves to fund operating expenses as well as debt service. Additionally, Justice has requested to temporarily pay interest only on the senior mortgage and the suspension of the monthly FF&E reserve installment, for a combined monthly savings in cash flow of approximately $321,000. Justice anticipates a resolution with the Lender in regard to the aforementioned requests before June 30, 2020.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. We received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, the Company will use the proceeds from the SBA Loan primarily for payroll costs. The SBA Loan is scheduled to mature on April 9, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The loan may be forgiven if the funds are used for payroll and other qualified expenses. New guidance on the criteria for forgiveness continues to be released.

We may also have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup to meet our obligations during the next twelve months and beyond, should the need arise.

We cannot presently estimate the full financial impact of the unprecedented COVID-19 pandemic on our business or predict the related federal, state and local civil authority actions, which are highly dependent on the severity and duration of the pandemic, but we expect that the COVID-19 closures and other imposed restrictions will continue to have a significant adverse impact on our results of operations. Due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have taken proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the hotel. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company’s marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, cash provided by the SBA loan, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2020, the Company’s material financial obligations which also including interest payments:

		3 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage notes payable	$115,964,000	$366,000	$4,525,000	$1,642,000	$1,732,000	$107,403,000	$296,000
Related party and other notes payable	9,002,000	250,000	1,016,000	4,033,000	750,000	567,000	2,386,000
Interest	24,609,000	2,160,000	6,777,000	6,295,000	6,184,000	3,080,000	113,000
Total	$149,575,000	$2,776,000	$12,318,000	$11,970,000	$8,666,000	$111,050,000	$2,795,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2020 except for the adoption of ASU 2016-02. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the period ending March 31, 2020, there were no pending or threatened legal actions.

Item 1A.	RISK FACTORS

Except as set forth below, during the period ended March 31, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

The responses by federal, state, and local civil authority to the COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The shelter-in-place, physical distancing, city closures and their consequences have dramatically reduced travel, conventions and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The extent to which the closures impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the closures; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the closures; governments actions, businesses and individuals take in response to the closures, including limiting or banning travel; and how quickly economies, travel activity, and demand for lodging recovers after the closures subsides.

The COVID-19 closures have subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The COVID-19 closures and other imposed restrictions have negatively impacted and will in the future negatively impact to an extent we are unable to predict, our revenue from the Hotel. Currently, the Hotel is not generating revenue sufficient to meet its operating expenses, which is adversely affecting our net income.

●	Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, Interstate have taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of its personnel and implementing reduced work weeks for other personnel. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 closures and imposed restrictions are lifted, including because they find new jobs during the furlough, we may experience operational challenges that impact guest loyalty and our market share, which could limit our ability to grow revenue and could reduce our profits. Further, reputational damage from, and the financial impact of, reduced work weeks could lead associates to depart the company and could make it harder for us to recruit new associates in the future. We may also face demands or requests from labor unions that represent our associates, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our 2019 Form 10-K, which in turn could materially adversely affect our business, financial condition, liquidity, and results of operations (including revenues and profitability). Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider presenting significant risks to our operations.

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: June 18, 2020	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: June 18, 2020	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-30-