Form 10-K
period 2020-06-30
SANTA FE FINANCIAL CORP
filed 2020-09-09
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 000-06877

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

[  ] Yes [X] No

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[  ] Yes [X] No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price on December 31, 2019 was approximately $6,783,000.

The number of shares outstanding of registrant’s Common Stock, as of September 9, 2020 was 1,339,310.

Securities registered pursuant to section 12(b) of the Act: None.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition, and measures being taken in response to COVID-19, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

Currently, one of the most significant factors is the potential adverse effect of COVID-19, including possible resurgences, on our financial condition, results of operations, cash flows and performance, and on the global economy and financial markets. The extent to which COVID-19 impacts us and guests at our hotel will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, additional closures that may be mandated or advisable whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-K and incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended June 30, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Other factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

●	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	changes in the competitive environment in the hotel industry;

●	economic volatility and potential recessive trends;

●	risks related to natural disasters;

●	litigation; and

●	other risk factors discussed below in this Report.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended June 30, 2019, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2020, approximately 83.7% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of June 30, 2020, InterGroup also has the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by its Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Mr. Winfield, Chairman of the Board of both Santa Fe and InterGroup, is a control person of both entities. As of June 30, 2020, Santa Fe owned approximately 68.8% of the outstanding common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC Market Inc.’s Pink: PRSI). InterGroup also directly owns approximately 13.7% of the common stock of Portsmouth.

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

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”) owns and operates a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine is a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue. For the fiscal years ended June 30, 2020 and 2019, Interstate management fees were $341,000 and $1,206,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2020, monthly event space fee is $6,200. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. In the event that the Partnership needs the event space during one of the dates previously reserved by the Foundation, the Partnership shall pay the Foundation $4,000 per day for using the event space. During the fiscal year ended June 30, 2020, the Partnership did not pay the Foundation any such fees. During the fiscal year ended June 30, 2019, the Partnership paid the Foundation $13,000 for using the event space on previously reserved dates by the Foundation.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage backed securities, securities issued by REITs and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of an Executive Strategic Real Estate and Securities Investment Committee of the Board of Directors (the “Committee”). The Committee currently has three members and is chaired by the Company’s Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and President together with such assistants and management committees he may engage. The Committee generally follows certain established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the applicable national securities exchange; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment guidelines do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2020 and 2019, the Company had other investments of $158,000 and $351,000, respectively.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2020 and 2019, the Company had obligations for securities sold (equities short) of $0 and $625,000, respectively.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. Margin balances due at June 30, 2020 and 2019 were $0 and $396,000, respectively.

As Chairman of the Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and InterGroup and oversees the investment activity of those companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth and InterGroup at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 5 and 6 of the Notes to Consolidated Financial Statements.

SEASONALITY

Historically, the Hotel’s operation have been seasonal under normal circumstances. Like most hotels in the San Francisco area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to the end of the calendar year due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. However, the COVID-19 pandemic has altered this seasonal trend in 2020. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

COMPETITION

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. During fiscal year 2019, we implemented advanced state of the art Internet system which included a rewiring of the entire hotel with the best possible Ethernet cabling and fiber. Specifically, the complete overhaul of the infrastructure of the Internet in the guest rooms and meeting space will enable the Hotel to compete in this market. This investment is allowing the Hotel to go to market with measurable statistics that will help win the much-coveted technology company meetings when those are able to be held again. We installed 55” and 65” 4K smart televisions in all guest rooms and common areas during fiscal year 2019. During fiscal year 2020, we completed the installation of window washing equipment, giving us the ability to wash windows periodically. We also replaced mattresses in all guestrooms and upgraded all computers in our business center and Hotel administrative offices during fiscal year 2020.

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

The Hotel’s location in the San Francisco Financial District lends itself to greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market; however, that customer along with our group customers has significantly reduced occupancy beginning in February 2020 as COVID-19 ravaged the hotel industry. The Hotel has remained open during the pandemic as many of our competitors have closed their doors and remained closed. The key to growing share during this time will be focusing on service and cleanliness standards to gain customer confidence to return.

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

●	Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

●	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

●	labor strikes, disruptions or lock outs;

●	dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

●	increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

●	terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel;

●	natural disasters; and

●	adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions.

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

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2014 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership’s first mortgage loan obtained in December 2013. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

Competition – Rental Properties

The ownership, operation and leasing of multifamily rental properties are highly competitive. The Company competes with domestic and foreign financial institutions, REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, The Company competes for tenants in markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. The Company also competes with other quality apartment owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect the Company’s ability to lease its multifamily properties, as well as the rents it is able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale condominium units. The Company competes for residents in its apartment communities based on resident service and amenity offerings and the desirability of the Company’s locations. Resident leases at the Company’s apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities.

EMPLOYEES

As of June 30, 2020, the Company had two full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2020, approximately 87% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the fiscal year ended June 30, 2020, the Partnership renewed the CBA for Local 2 (Hotel and Restaurant Employees). CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of the CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of the CBAs, and incorporates these principles into its operating and budgetary practices.

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

Item 1A. Risk Factors.

The responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The shelter-in-place, physical distancing, quarantine measures, city closures and their consequences have dramatically reduced travel, conventions and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The extent to which the closures impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the closures; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the closures; governments actions, businesses and individuals take in response to the closures, including limiting or banning travel; and how quickly economies, travel activity, and demand for lodging recovers after the closures subsides.

The COVID-19 closures have subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The COVID-19 closures and other imposed restrictions have negatively impacted and will in the future negatively impact to an extent we are unable to predict, our revenue from the Hotel. Currently, the Hotel is not generating revenue sufficient to meet its operating expenses, which is adversely affecting our net income.

●	Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, the Hotel has taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of its personnel and implementing reduced work weeks for other personnel. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 closures and imposed restrictions are lifted, including because they find new jobs during the furlough, we may experience operational challenges that impact guest loyalty and our market share, which could limit our ability to grow revenue and could reduce our profits. Further, reputational damage from, and the financial impact of, reduced work weeks could lead associates to depart the company and could make it harder for us to recruit new associates in the future. We may also face demands or requests from labor unions that represent our associates, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this annual report, which in turn could materially adversely affect our business, financial condition, liquidity, and results of operations (including revenues and profitability). Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider presenting significant risks to our operations.

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

We operate in the highly competitive San Francisco hotel industry. The Hotel competes with other high-quality Northern California hotels and resorts. Many of these competitors seek to attract customers to their properties by providing, food and beverage outlets, retail stores and other related amenities, in addition to hotel accommodations. To the extent that we seek to enhance our revenue base by offering our own various amenities, we compete with the service offerings provided by these competitors.

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

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company’s financial position and financial performance could be adversely affected by worsening market conditions or sluggish performance of such investments.

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

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the Hotel, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Hotel. In the event of a significant loss, our deductible may be high, and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the Hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

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

The concentrated beneficial ownership of our common stock and the ability it affords to control our business may limit or eliminate other shareholders’ ability to influence corporate affairs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by the Partnership through its wholly owned subsidiary, Operating. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the CCC.

The Partnership expects to set aside at least 4% of gross annual Hotel revenues each year or a minimum of $2,000,000 as required by its senior lender for capital improvements. In the opinion of management, the Hotel is adequately covered by insurance.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. Interest only payments were due monthly. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As a result of the refinance, Justice has generated $500,000 in annual interest expense savings. As additional security for the new mezzanine loan, there is a limited guaranty executed by the Partnership and Portsmouth in favor of Cred Reit Holdco LLC (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating has been below 1.00 for the last two quarters during fiscal year 2020 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations even during these uncertain times for at least the next twelve months and beyond.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan was extended to July 1, 2021. As of June 30, 2020, the balance of the loan was $3,000,000.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used proceeds from the SBA Loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until October 2020, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. Justice anticipates applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

INVESTMENT IN REAL ESATE

The Company owns a 27-unit apartment complex located in Santa Monica, California through its wholly owned subsidiary Woodland Village, LLC (“Woodland Village”). The Company acquired the property in September 1999 at a cost of $4,075,000. The Company’s initial 55.4% equity interest in Woodland Village was acquired on December 31, 1997 at a cost of $859,000. For the year ended June 30, 2020, real estate property taxes were approximately $70,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. In November 2010, Woodland Village refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The loan had a maturity date in December 2020. With the proceeds, Woodland Village loaned $831,000 to Santa Fe and $669,000 to InterGroup under the same terms. Since Woodland Village became a wholly owned subsidiary of the Company in February 2020, the intercompany loan of $831,000 to Santa Fe was eliminated effective February 5, 2020. The $669,000 note receivable to InterGroup including accrued interests of $294,000 and $275,000 as of June 30, 2020 and 2019, respectively, are included in other assets, net in the consolidated balance sheets. As of June 30, 2018, the outstanding mortgage balance was $2,843,000. In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the consolidated balance sheets as of June 30, 2020 and 2019. In July 2019, InterGroup obtained a modification from CIBC which increased its $5,000,000 revolving line of credit by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup was also extended from July 24, 2019 to July 23, 2020. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its $8,000,000 RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 21, 2021.

On August 28, 2020, the Company sold the 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

The Company also owns a 2-unit apartment complex located in West Los Angeles, California through its wholly owned subsidiary 614 Acanto Properties, Inc. (“Acanto”). The property was acquired on February 1, 2002 at an initial cost of $785,000. For the year ended June 30, 2020, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $337,000 at June 30, 2020 and the maturity date of the mortgage is September 2042 and is collateralized by the property. The interest rate is fixed at 3.75%.

Both of the properties are managed in-house by the Company.

Woodland Village and Acanto lease units in the apartment buildings on a short-term basis, with no lease extending beyond one year. For the year ended June 30, 2020, the economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) for Woodland Village and Acanto was 32% and 100%, respectively. The physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for the year ended June 30, 2020 for Woodland Village and Acanto was 47% and 100%, respectively. Both properties are subject to California rent control laws.

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

Item 3. Legal Proceedings.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Santa Fe’s common stock is traded on OTC Market, Inc.’s Pink tier under the symbol SFEF. The following table sets forth the range of the high and low bid quotations as reported by OTC Market, Inc. for Santa Fe’s common stock for each full quarterly period for the years ended June 30, 2020 and 2019. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal 2020	High	Low

First Quarter (7/ 1 to 9/30)	$37.80	$33.70
Second Quarter (10/1 to 12/31)	$40.80	$39.80
Third Quarter (1/1 to 3/31)	$40.20	$28.00
Fourth Quarter (4/1 to 6/30)	$38.00	$29.20

Fiscal 2019	High	Low

First Quarter (7/ 1 to 9/30)	$37.00	$34.45
Second Quarter (10/1 to 12/31)	$38.00	$37.00
Third Quarter (1/1 to 3/31)	$38.00	$35.00
Fourth Quarter (4/1 to 6/30)	$35.50	$34.50

As of June 30, 2020, the number of holders of record of the Company’s Common Stock was approximately 119. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in the names of various brokers, clearing agencies or other nominees.

Dividends

On February 1, 2000, the Board of Directors of the Company determined that it did not foresee the Company paying any cash dividends on its Common Stock in the immediate future. However, the Board may consider paying dividend when deemed appropriate in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Santa Fe has no securities authorized for issuance under equity compensation plans.

PURCHASES OF EQUITY SECURITIES

Santa Fe did not repurchase any of its own securities during the fourth quarter of its fiscal year ending June 30, 2020 and does not have any publicly announced repurchase program.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NEGATIVE EFFECTS OF CIVIL AUTHORITY ACTIONS ON OUR BUSINESS

On February 25, 2020, the City of San Francisco issued the proclamation by the Mayor declaring the existence of a local emergency. The negative effects of the civil authority actions related to the novel strain of coronavirus (“COVID-19”) on our business have been significant. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. To mitigate the harm from the pandemic, on March 16, 2020, the City and County of San Francisco, along with a group of five other Bay Area counties and the City of Berkeley, issued parallel health officer orders imposing shelter in place limitations across the Bay Area, requiring everyone to stay safe at home except for certain essential needs. Since February 2020, several unfavorable events and civil authority actions have unfolded causing demand for our hotel rooms to suffer including cancellations of all citywide conventions, reduction of flights in and out of the Bay Area and decline in both leisure and business travel.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all of our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Interstate and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this annual report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel, and until there are vaccines or other methodologies to effectively combat this pandemic, we expect that the effects will have a material adverse effect on our business.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used proceeds from the SBA Loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses such as payroll expenses, mortgage interests, utilities, etc., and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until October 2020, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. Justice anticipates applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

RESULTS OF OPERATIONS

The Company’s principal source of revenue continues to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. The Company also generates income from its investments in multifamily real estate properties and from investment of its cash and securities assets. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015. As of June 30, 2020 and 2019, the balance of the note was $3,008,000 and $3,325,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel and related facilities with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. As of June 30, 2020 and 2019, balance of the key money including accrued interests are $1,009,000 and $2,049,000, respectively, and are included in restricted cash in the consolidated balance sheets. As of June 30, 2020 and 2019, balance of the unamortized portion of the key money are $1,646,000 and $1,896,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. (“Woodland Village”) from InterGroup at a cost of $859,000. Woodland Village’s major asset is a 27-unit apartment complex located in Santa Monica, California. On February 5, 2020, the Company acquired the additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. As a result of the transaction, Woodland Village became a wholly owned subsidiary of the Company. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between the Company and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein. The Company also owns a 2-unit apartment building in West Los Angeles, California.

Fiscal Year Ended June 30, 2020 Compared to Fiscal Year Ended June 30, 2019

The Company had a net loss of $4,191,000 for the year ended June 30, 2020 compared to a net income of $4,264,000 for the year ended June 30, 2019. The change is primarily attributable to the decrease in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $4,108,000 for the year ended June 30, 2020 compared to net income of $4,978,000 for the year ended June 30, 2019. The change was primarily attributable to the $17,042,000 decrease in Hotel revenue, offset by the $7,133,000 decrease in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2020 and 2019.

For the year ended June 30,	2020	2019
Hotel revenues:
Hotel rooms	$36,465,000	$51,243,000
Food and beverage	3,529,000	5,353,000
Garage	2,368,000	2,875,000
Other operating departments	477,000	410,000
Total hotel revenues	42,839,000	59,881,000
Operating expenses excluding depreciation and amortization	(37,333,000)	(44,466,000)
Operating income before interest, depreciation and amortization	5,506,000	15,415,000
Loss on disposal of assets	-	(398,000)
Interest expense - mortgage	(7,326,000)	(7,634,000)
Depreciation and amortization expense	(2,288,000)	(2,405,000)
Net (loss) income from Hotel operations	$(4,108,000)	$4,978,000

For the year ended June 30, 2020, the Hotel generated operating income of $5,506,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $42,839,000 compared to operating income of $15,415,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $59,881,000 for the year ended June 30, 2019. Room revenues decreased by $14,778,000 for the year ended June 30, 2020 compared to the year ended June 30, 2019, food and beverage revenue decreased by $1,824,000, and revenue from garage decreased by $507,000. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak in March 2020 which continues to affect us. Revenue from other operating departments increased year over year mainly due to increase in cancellation revenue. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2020 and 2019.

Month	July	August	September	October	November	December	January	February	March	April	May	June	Fiscal Year
Year	2019	2019	2019	2019	2019	2019	2020	2020	2020	2020	2020	2020	2019 - 2020
Average Occupancy %	98%	99%	98%	97%	99%	98%	96%	96%	35%	10%	27%	34%	74%

Year	2018	2018	2018	2018	2018	2018	2019	2019	2019	2019	2019	2019	Fiscal Year 2018 - 2019
Average Occupancy %	98%	98%	97%	97%	95%	98%	94%	97%	94%	96%	96%	98%	96%

Operating expenses decreased by $7,133,000 for the year ended June 30, 2020 to $37,333,000 compared to the year ended June 30, 2019 of $44,466,000 primarily due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2020 and 2019.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$248	74%	$183
2019	$268	96%	$257

The Hotel’s revenues decreased by 28% year over year. Average daily rate decreased by $20, average occupancy dropped 22%, and RevPAR decreased by $74 for the twelve months ended June 30, 2020 compared to the twelve months ended June 30, 2019.

In order to provide our guests with best in class technology experience, we completed the upgrade of our new internet system from Cisco, and installed new 55” smart 4K televisions and Hilton’s stay connected internet streaming products. We also replaced mattresses in all guestrooms during the fiscal year ended June 30, 2020. The COVID-19 pandemic and design delays have pushed back the plans for the conversion of the Justice offices, Fitness Center and Executive Lounge; projects that would add 19 guest rooms into our inventory. The long-term value of these rooms is in utilizing them as guest rooms, and we will work to implement a new timeline as business returns. Part of this renovation will be funded by the Hotel’s furniture, fixture and equipment reserve account with our lender as well as the key money incentive provided by Interstate. Lastly, the Hotel completed the installation of a complete exterior building maintenance system which will enable periodic window washing, replaced and upgraded all computers in the business center and administrative offices.

Real Estate Operations

The Company had net loss from real estate operations of $64,000 for the year ended June 30, 2020 compared to net loss of $234,000 for the year ended June 30, 2019. The decrease in net loss is primarily due to decrease in interest expense. Real estate operating expenses decreased by $46,000 for the same comparable fiscal years primarily due to savings in insurance and legal expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $548,000 for the year ended June 30, 2020 compared to a net loss on marketable securities of $575,000 for the year ended June 30, 2019. For the year ended June 30, 2020, the Company had no unrealized gains or losses related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2019, the Company had an unrealized loss of $187,000 related to the Company’s investment in the common stock of Comstock. As of June 30, 2020 and 2019, such investments represent approximately 59% and 19%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2020, the Company had a net realized loss of $268,000 and a net unrealized loss of $280,000. For the year ended June 30, 2019, the Company had a net realized loss of $75,000 and a net unrealized loss of $500,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2020 and 2019, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of $136,000 and $61,000, respectively.

The Company and its subsidiary, Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the years ended June 30, 2020 and 2019 includes the income tax effect on Portsmouth’s pretax (loss) income which includes its share in net (loss) income of the Hotel.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2020 and 2019, the Company had investments in marketable equity securities of $870,000 and $2,679,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

As of June 30, 2020		Investment
Industry Group	Fair Value	Securities

Basic materials	$575,000	66.1%
REITs and real estate companies	253,000	29.1%
Energy	39,000	4.5%
Industrials	3,000	0.3%
	$870,000	100.0%

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$816,000	30.5%
Consumer cyclical	636,000	23.7%
Basic materials	537,000	20.0%
Financial services	331,000	12.4%
Other	359,000	13.4%
	$2,679,000	100.0%

As of June 30, 2020, the Company’s investment portfolio is diversified with six different equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 59% of the portfolio and consists of the common stock of Comstock which is included in the basic materials industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2020	2019
Net loss on marketable securities	$(548,000)	$(575,000)
Impairment loss on other investments	(136,000)	(61,000)
Dividend and interest income	164,000	198,000
Margin interest expense	(69,000)	(139,000)
Trading expenses	(159,000)	(197,000)
	$(748,000)	$(774,000)

FINANCIAL CONDITION AND LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2020, our net cash flow used in operations was $5,420,000. For the fiscal year ended June 30, 2019, our net cash flow provided by operations was $9,165,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $16,399,000 which included $10,666,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). Of the $10,666,000 restricted cash, $7,486,000 was held for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was held for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. Therefore, on August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used the proceeds from the SBA Loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until October 2020, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. Justice anticipates applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

In order to increase its liquidity positions, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise; however, InterGroup does not deem it necessary at this time. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) of which $5,000,000 was available to be drawn down as of June 30, 2020; however, the outstanding balance on the revolving line of credit was paid down fully on August 28, 2020, making the entire $8,000,000 available to be drawn down should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 93.3% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe have passed resolutions, respectively, to provide funding to Portsmouth if necessary. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

		Year	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable	$115,598,000	$1,557,000	$4,611,000	$1,732,000	$107,403,000	$11,000	$284,000
Related party and other notes payable	13,471,000	1,016,000	8,752,000	750,000	567,000	567,000	1,819,000
Interest	22,949,000	6,871,000	6,308,000	6,192,000	3,465,000	11,000	102,000
Total	$152,018,000	$9,444,000	$19,671,000	$8,674,000	$111,435,000	$589,000	$2,205,000

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Santa Fe Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Santa Fe Financial Corporation and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Moss Adams LLP

Irvine, California

September 9, 2020

We have served as the Company’s auditor since 2017.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2020	2019

ASSETS
Investment in Hotel, net	$35,369,000	$36,336,000
Investment in real estate, net	4,759,000	4,866,000
Investment in marketable securities	870,000	2,679,000
Other investments, net	158,000	351,000
Cash and cash equivalents	4,724,000	9,800,000
Restricted cash	11,675,000	11,027,000
Accounts receivable - Hotel, net	251,000	848,000
Other assets, net	1,967,000	1,643,000
Deferred tax assets	8,483,000	6,402,000

Total assets	$68,256,000	$73,952,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$7,588,000	$11,298,000
Accounts payable and other liabilities	432,000	362,000
Accounts payable to related party	6,197,000	5,105,000
Due to securities broker	—	396,000
Obligations for securities sold	—	625,000
Related party notes payable	7,604,000	8,221,000
Other note payable	4,719,000	—
Finance leases	1,098,000	1,486,000
Mortgage notes payable - real estate	3,306,000	3,315,000
Mortgage notes payable - Hotel	111,446,000	113,087,000

Total liabilities	142,390,000	143,895,000

Commitments and contingencies (Note 17)

Shareholders’ deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,437,138 and 1,339,638; outstanding 1,339,310 and 1,241,810 as of June 30, 2020 and 2019, respectively	144,000	134,000
Additional paid-in capital	7,895,000	8,808,000
Accumulated deficit	(55,243,000)	(54,183,000)
Treasury stock, at cost, 97,828 shares as of June 30, 2020 and 2019	(951,000)	(951,000)
Total Santa Fe shareholders’ deficit	(48,155,000)	(46,192,000)
Noncontrolling interest	(25,979,000)	(23,751,000)
Total shareholders’ deficit	(74,134,000)	(69,943,000)

Total liabilities and shareholders’ deficit	$68,256,000	$73,952,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2020	2019

Revenues:
Hotel	$42,839,000	$59,881,000
Real estate	317,000	324,000
Total revenues	43,156,000	60,205,000

Costs and operating expenses:
Hotel operating expenses	(37,333,000)	(44,466,000)
Real estate operating expenses	(172,000)	(218,000)
Depreciation and amortization expense	(2,398,000)	(2,515,000)
General and administrative expense	(1,364,000)	(1,115,000)
Total costs and operating expenses	(41,267,000)	(48,314,000)

Income from operations	1,889,000	11,891,000

Other income (expense):
Interest expense - mortgage	(7,425,000)	(7,864,000)
Loss on disposal of assets	-	(398,000)
Net loss on marketable securities	(548,000)	(388,000)
Net loss on marketable securities - Comstock	-	(187,000)
Impairment loss on other investments	(136,000)	(61,000)
Dividend and interest income	164,000	198,000
Trading and margin interest expense	(228,000)	(336,000)

Net other expense	(8,173,000)	(9,036,000)

(Loss) Income before income taxes	(6,284,000)	2,855,000
Income tax benefit	2,093,000	1,409,000

Net (loss) income	(4,191,000)	4,264,000
Less: Net loss (income) attributable to the noncontrolling interest	1,225,000	(1,005,000)

Net (loss) income attributable to Santa Fe	$(2,966,000)	$3,259,000

Basic and diluted (loss) income per share attributable to Santa Fe	$(2.32)	$2.62

Weighted average number of common shares outstanding	1,280,970	1,241,810

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2018	1,339,638	$134,000	$8,808,000	$(57,442,000)	$(951,000)	$(49,451,000)	$(24,606,000)	$(74,057,000)

Net income	-	-	-	3,259,000	-	3,259,000	1,005,000	4,264,000

Investment in Justice	-	-	-	-	-	-	(150,000)	(150,000)

Balance at June 30, 2019	1,339,638	134,000	8,808,000	(54,183,000)	(951,000)	(46,192,000)	(23,751,000)	(69,943,000)

Net loss	-	-	-	(2,966,000)	-	(2,966,000)	(1,225,000)	(4,191,000)

Investment in Woodland	97,500	10,000	(913,000)	1,906,000	-	1,003,000	(1,003,000)	-

Balance at June 30, 2020	1,437,138	$144,000	$7,895,000	$(55,243,000)	$(951,000)	$(48,155,000)	$(25,979,000)	$(74,134,000)

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2020	2019
Cash flows from operating activities:
Net (Loss) Income	$(4,191,000)	$4,264,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net unrealized loss on marketable securities	279,000	500,000
Deferred tax asset	(2,081,000)	(1,243,000)
Impairment loss on other investments	136,000	61,000
Loss on disposal of assets	-	398,000
Depreciation and amortization	2,203,000	2,289,000
Changes in assets and liabilities:
Investment in marketable securities	1,530,000	1,260,000
Accounts receivable - hotel, net	597,000	951,000
Other assets, net	(324,000)	(97,000)
Accounts payable and other liabilities - Justice	(3,710,000)	1,352,000
Accounts payable and other liabilities	70,000	(291,000)
Accounts payable related party	1,092,000	687,000
Due to securities broker	(396,000)	(672,000)
Obligations for securities sold	(625,000)	(294,000)
Net cash (used in) provided by operating activities	(5,420,000)	9,165,000

Cash flows from investing activities:
Payments for hotel furniture, equipment and building improvements	(1,290,000)	(1,399,000)
Investment in real estate	(4,000)	(14,000)
Proceeds from other investments	57,000	62,000
Investment in Justice	-	(150,000)
Net cash used in investing activities	(1,237,000)	(1,501,000)

Cash flows from financing activities:
Proceeds from other notes payable	4,719,000	-
Payments of mortgage and finance leases, net	(1,881,000)	(1,408,000)
Issuance cost from refinance of long-term debt	(479,000)	(155,000)
Issuance cost from refinance of related party loan	(130,000)	(40,000)
Net cash provided by (used in) financing activities	2,229,000	(1,603,000)

Net (decrease) increase in cash, cash equivalents and restricted cash:	(4,428,000)	6,061,000
Cash, cash equivalents and restricted cash at the beginning of the year	20,827,000	14,766,000
Cash, cash equivalents and restricted cash at the end of the year	$16,399,000	$20,827,000

Supplemental information:
Income tax payment	$(2,000)	$(50,000)
Interest paid	$(7,460,000)	$(7,963,000)

Non-cash transactions:
Additions to Hotel equipment through finance leases	$30,000	$382,000

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Santa Fe Financial Corporation, a Nevada corporation, (“Santa Fe” or the “Company”) owns approximately 68.8% of the outstanding common shares of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC Market Inc.’s Pink: PRSI). Santa Fe is an 83.7%-owned subsidiary of The InterGroup Corporation (“InterGroup”), a public company (NASDAQ Capital Market: INTG). As of June 30, 2020, InterGroup also has the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by its Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Mr. Winfield, Chairman of the Board of both Santa Fe and InterGroup, is a control person of both entities. InterGroup also directly owns approximately 13.7% of the common stock of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.3% limited partnership interest in Justice and is the sole general partner. Justice was formed in 1967 to acquire real property in San Francisco, California. As of June 30, 2020, the Partnership has approximately 23 voting limited partners.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”) owns and operates a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine is a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the form of a self-exhausting, interest free note payable in the amount of $2,000,000 in a separate key money agreement. As of June 30, 2020 and 2019, balance of the key money including accrued interests are $1,009,000 and $2,049,000, respectively, and are included in restricted cash in the consolidated balance sheets. As of June 30, 2020 and 2019, balance of the unamortized portion of the key money are $1,646,000 and $1,896,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

In addition to the operations of the Hotel, the Company also generates revenue from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. (“Woodland Village”) from InterGroup for $859,000. Woodland Village’s major asset is a 27- unit apartment complex located in Santa Monica, California. Santa Fe also owns a two-unit apartment building in West Los Angeles, California.

On February 5, 2020, Santa Fe entered into a Contribution Agreement (the “Contribution Agreement”) with InterGroup, pursuant to which InterGroup received 97,500 shares of common stock, par value $0.10 per share, of Santa Fe, in exchange for InterGroup’s contribution to Santa Fe of 4,460 shares of common stock (the “Common Stock”) of Woodland Village Inc. (the “Transaction”). As a result of the contribution, Woodland Village became a wholly owned subsidiary of Santa Fe.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Portsmouth. All significant inter-company transactions and balances have been eliminated.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2020 and 2019.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2020 and 2019.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company’s investment portfolio recorded through the consolidated statements of operations.

Other Investments, net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non–marketable warrants (carried at fair value). The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2020 and 2019, the Company recorded impairment losses related to other investments of $136,000 and $61,000, respectively. As of June 30, 2020 and 2019, the allowance for impairment losses was $3,872,000 and $3,894,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2020 and 2019, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves. It also includes key money received from Interstate that is restricted for capital improvements for the Hotel.

Accounts Receivable - Hotel, net

Accounts receivable from Hotel customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. As of June 30, 2020 and 2019, the allowance for doubtful accounts was $25,000 and $4,000, respectively. The Partnership extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The Partnership extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

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

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of June 30, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be no material effect on the fiscal year tax provision. We will continue to evaluate the income tax provisions of the CARES Act and monitor the tax law changes that could have income tax accounting and disclosure implications.

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

Revenue Recognition

On July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations. See Note 3 – Revenue.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $176,000 and $282,000 for the years ended June 30, 2020 and 2019, respectively.

Basic and Diluted (Loss) Income per Share

Basic (loss) income per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year. As of June 30, 2020 and 2019, the Company did not have any potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2020 and 2019. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 4 and Note 10 for balances of finance lease ROU assets and liabilities, respectively.

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

NOTE 2 – LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2020, our net cash flow used in operations was $5,420,000. For the fiscal year ended June 30, 2019, our net cash flow provided by operations was $9,165,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $16,399,000 which included $10,666,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). Of the $10,666,000 restricted cash, $7,486,000 was held for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was held for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. Therefore, on August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used the proceeds from the SBA Loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until October 2020, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. Justice anticipates applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

In order to increase its liquidity positions, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise; however, InterGroup does not deem it necessary at this time. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) of which $5,000,000 was available to be drawn down as of June 30, 2020; however, the outstanding balance on the revolving line of credit was paid down fully on August 28, 2020, making the entire $8,000,000 available to be drawn down should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 93.3% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe have passed resolutions, respectively, to provide funding to Portsmouth if necessary. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

NOTE 3 - REVENUE

Our revenue from real estate is primarily rental income from residential property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the year ended June 30,	2020	2019
Hotel revenues:
Hotel rooms	$36,465,000	$51,243,000
Food and beverage	3,529,000	5,353,000
Garage	2,368,000	2,875,000
Other operating departments	477,000	410,000
Total Hotel revenue	$42,839,000	$59,881,000

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

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2020 and 2019, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets. Contract liabilities decreased to $375,000 as of June 30, 2020 from $1,215,000 as of June 30, 2019. The decrease for the twelve months ended June 30, 2020 was primarily driven by $840,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2019.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	59,467,000	(30,508,000)	28,959,000
Investment in Hotel, net	$93,666,000	$(58,297,000)	$35,369,000

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,124,000
Finance lease ROU assets	521,000	(35,000)	486,000
Furniture and equipment	30,585,000	(26,841,000)	3,744,000
Building and improvements	59,341,000	(29,131,000)	30,210,000
Investment in Hotel, net	$92,343,000	$(56,007,000)	$36,336,000

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 27-unit multi-family apartment complex in Santa Monica, California and a 2-unit multi-family apartment complex in West Los Angeles, California. The Company also owns land held for development located in Maui, Hawaii. As of June 30, 2020 and 2019, investment in real estate included the following:

	2020	2019
Land	$2,430,000	$2,430,000
Buildings, improvements and equipment	2,922,000	2,922,000
Accumulated depreciation	(1,573,000)	(1,463,000)
	3,779,000	3,889,000
Land held for development	980,000	977,000
Investment in real estate, net	$4,759,000	$4,866,000

Depreciation expense for the years ended June 30, 2020 and 2019 was $110,000 and $109,000, respectively.

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

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

As of June 30, 2020 and 2019, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of June 30, 2020
Corporate Equities	$5,788,000	$108,000	$(5,026,000)	$(4,918,000)	$870,000

As of June 30, 2019
Corporate Equities	$10,922,000	$449,000	$(8,692,000)	$(8,243,000)	$2,679,000

As of June 30, 2020 and 2019, approximately 59% and 19% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc. (“Comstock” – NYSE AMERICAN: LODE), respectively.

As of June 30, 2020 and 2019, the Company had $5,015,000 and $8,617,000, respectively, of unrealized losses related to securities held for over one year; of which $4,928,000 and $8,556,000 are related to its investment in Comstock, respectively. For the fiscal year ended June 30, 2020, the decrease in unrealized losses is a result of reclassing $3,628,000 of net unrealized gain related to Comstock that was included in the cost basis as of June 30, 2019.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the breakdown of the two components for the years ended June 30, 2020 and 2019, respectively.

For the year ended June 30,	2020	2019
Realized loss on marketable securities	$(268,000)	$(75,000)
Unrealized loss on marketable securities related to Comstock	-	(187,000)
Unrealized loss on marketable securities	(280,000)	(313,000)
Net loss on marketable securities	$(548,000)	$(575,000)

NOTE 7 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Executive Strategic Real Estate and Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s consolidated balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	June 30, 2020	June 30, 2019
Private equity hedge fund, at cost	$97,000	$233,000
Other investments	61,000	118,000
	$158,000	$351,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2020
Level 1
Assets:
Investment in marketable securities:
Basic materials	$575,000
REITs and real estate companies	253,000
Energy	39,000
Industrials	3,000
$870,000

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

			Net loss for the year
Assets	Level 3	June 30, 2020	ended June 30, 2020

Other non-marketable investments	$158,000	$158,000	$(136,000)

			Net loss for the year
Assets	Level 3	June 30, 2019	ended June 30, 2019

Other non-marketable investments	$351,000	$351,000	$(61,000)

For fiscal year ended June 30, 2020 and 2019, we received distribution from other non-marketable investments of $58,000 and $61,000, respectively.

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

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2020	2019
Inventory - Hotel	$37,000	$61,000
Prepaid expenses	546,000	587,000
Note receivable - related party	963,000	584,000
Miscellaneous assets, net	421,000	411,000
Total other assets	$1,967,000	$1,643,000

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2020 and 2019, respectively.

As of June 30,	2020	2019
Note payable - InterGroup	$3,000,000	$3,000,000
Note payable - Hilton	3,008,000	3,325,000
Note payable - Interstate	1,646,000	1,896,000
SBA Loan - Justice	4,719,000	-
Total related party and other notes payable	$12,373,000	$8,221,000

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

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of June 30, 2020 and 2019, balance of the key money including accrued interests are $1,009,000 and $2,049,000, respectively, and are included in restricted cash in the consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used proceeds from the SBA Loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until October 2020, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. Justice anticipates applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

As of June 30, 2020, the Company had finance lease obligations outstanding of $1,098,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum.

Minimum future lease payments for assets under finance leases as of June 30, 2020 are as follows:

For the year ending June 30,
2021	$503,000
2022	492,000
2023	188,000
Total minimum lease payments	1,183,000
Less interest on finance lease	(85,000)
Present value of future minimum lease payments	$1,098,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2021	$1,016,000
2022	8,752,000
2023	750,000
2024	567,000
2025	567,000
Thereafter	1,819,000
$13,471,000

As of June 30, 2020 and 2019, the Company had accounts payable to related party of $6,197,000 and $5,465,000, respectively. These are amounts due to InterGroup and represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses that are allocated among the Company, Portsmouth and InterGroup.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is a subsidiary of the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, InterGroup obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of June 30, 2020 and 2019. In July 2020, both the RLOC and the $2,969,000 mortgage due to InterGroup were extended to July 2021.

On February 5, 2020, the Company acquired 44.6% additional interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. As a result of the transaction, Woodland Village became a wholly owned subsidiary of the Company. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between the Company and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein.

The Company’s Board of Directors is currently comprised of directors John V. Winfield, William J. Nance, and Robert Dika. Messrs. Winfield and Nance also serve as directors of InterGroup and Portsmouth. Four of the five Portsmouth directors serve as directors of InterGroup. Mr. Winfield also serves as Managing Director of Justice.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and InterGroup and oversees the investment activity of those companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth and InterGroup at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. Interest only payments were due monthly. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As additional security for the new mezzanine loan, there is a limited guaranty executed by the Partnership and Portsmouth in favor of Cred Reit Holdco LLC (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating has been below 1.00 for the last two quarters during fiscal year 2020 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

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

As of June 30, 2020 and 2019, the Company had the following mortgages:

June 30, 2020	June 30, 2019	Interest Rate	Origination Date	Maturity Date
$92,292,000	$93,746,000	Fixed 5.28%	December 18, 2013	January 1, 2024
20,000,000	20,000,000	Fixed 9.75% (Fixed 7.25% effective August 1st, 2019)	December 18, 2013	January 1, 2024
112,292,000	113,746,000	Mortgage notes payable - Hotel
(896,000)	(659,000)	Net debt issuance costs
$111,396,000	$113,087,000	Total mortgage notes payable - Hotel

$2,969,000	$2,969,000	Variable (30-day LIBOR plus 3%)	July 31, 2018	July 24, 2021
337,000	346,000	Fixed 3.75%	September 1, 2012	September 1, 2042
3,306,000	3,315,000	Total mortgage notes payable - real estate

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2021	$1,557,000
2022	4,611,000
2023	1,732,000
2024	107,403,000
2025	11,000
Thereafter	284,000
$115,598,000

NOTE 12 – MANAGEMENT AGREEMENTS

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The key money is included in restricted cash balances in the consolidated balance sheets. As of June 30, 2020 and 2019, balance of the key money including accrued interests are $1,009,000 and $2,049,000, respectively. As of June 30, 2020 and 2019, unamortized portion of the key money was $1,646,000 and $1,896,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets. During the years ended June 30, 2020 and 2019, Interstate management fees were $341,000 and $1,206,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2020 and 2019, all accounts receivables are related to Hotel customers. The Hotel had two customers that accounted for 95%, or $239,000 of accounts receivable at June 30, 2020, and one customer that accounted for 32%, or $272,000 of accounts receivable at June 30, 2019.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 - INCOME TAXES

The Company and Portsmouth file separate tax returns for both federal and state purposes. The provision for income tax benefit consists of the following:

For the years ended June 30,	2020	2019
Federal
Current tax benefit	$15,000	$122,000
Deferred tax benefit	1,419,000	1,168,000
	1,434,000	1,290,000
State
Current tax (expense) benefit	(3,000)	44,000
Deferred tax benefit	662,000	75,000
	659,000	119,000

Total income tax benefit	$2,093,000	$1,409,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

For the years ended June 30,	2020	2019
Statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	8.8%	7.4%
Disallowed interest	8.4%	0.0%
Valuation allowance	0.8%	-85.0%
Other	-4.1%	1.1%
	34.9%	-55.5%

The components of the Company’s deferred tax assets and (liabilities) as of June 30, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets
Net operating loss carryforward	$8,712,000	$6,809,000
Investment reserve	1,156,000	1,295,000
Capital loss carryforward	305,000	714,000
Tax Credits	563,000	605,000
Unrealized gains on marketable securities	1,468,000	797,000
Charitable Contributions	33,000	104,000
Accrued vacation	10,000	13,000
Interest expense	1,498,000	162,000
Valuation allowance	(497,000)	(524,000)
	13,248,000	9,975,000
Deferred tax liabilities
Basis difference in Justice	(3,699,000)	(2,636,000)
Depreciation and amortization	(603,000)	(616,000)
State taxes	(463,000)	(321,000)
	(4,765,000)	(3,573,000)
Net deferred tax assets	$8,483,000	$6,402,000

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2019, because of tax planning to generate taxable income in the future, management has determined that there is sufficient positive evidence to conclude that a significant portion of its deferred tax assets are realizable. As a result, the valuation allowance decreased by $2,086,000 during the fiscal years ended June 30, 2019.

As of June 30, 2020, the Company had federal and state operating loss carryforwards of $30,486,000 and $26,139,000, respectively. These carryforwards expire in varying amounts through 2038.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2020, it has been determined there are no uncertain tax positions likely to impact the Company.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable.

As of June 30, 2020, tax years beginning in fiscal years 2015 and 2016 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reporting segments for the year ended June 30, 2020 and 2019, respectively. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment loss from real estate operations consists of the operation of the rental properties. Segment loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2020	Operations	Operations	Transactions	Other	Total
Revenues	$42,839,000	$317,000	$-	$-	$43,156,000
Segment operating expenses	(37,333,000)	(172,000)	-	(1,364,000)	(38,869,000)
Segment income (loss)	5,506,000	145,000	-	(1,364,000)	4,287,000
Interest expense - mortgage	(7,326,000)	(99,000)	-	-	(7,425,000)
Depreciation and amortization expense	(2,288,000)	(110,000)	-	-	(2,398,000)
Loss from investments	-	-	(748,000)	-	(748,000)
Income tax benefit				2,093,000	2,093,000
Net (loss) income	$(4,108,000)	$(64,000)	$(748,000)	$729,000	$(4,191,000)
Total assets	$52,604,000	$4,759,000	$1,028,000	$9,865,000	$68,256,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2019	Operations	Operations	Transactions	Other	Total
Revenues	$59,881,000	$324,000	$-	$-	$60,205,000
Segment operating expenses	(44,466,000)	(218,000)	-	(1,115,000)	(45,799,000)
Segment income (loss)	15,415,000	106,000	-	(1,115,000)	14,406,000
Interest expense - mortgage	(7,634,000)	(230,000)	-	-	(7,864,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(2,405,000)	(110,000)	-	-	(2,515,000)
Loss from investments	-	-	(774,000)	-	(774,000)
Income tax benefit	-	-	-	1,409,000	1,409,000
Net income (loss)	$4,978,000	$(234,000)	$(774,000)	$294,000	$4,264,000
Total assets	$58,648,000	$4,866,000	$3,030,000	$7,408,000	$73,952,000

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 10 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from the InterGroup Corporation an unsecured loan in the principal amount of $4,250,000. The balance of this loan was $3,000,000 as of June 30, 2020 and 2019, and are included in the related party and other notes payable in the consolidated balance sheets. The loan was extended to July 1, 2021.

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

On February 5, 2020, Santa Fe entered into a Contribution Agreement (the “Contribution Agreement”) with InterGroup, pursuant to which InterGroup received 97,500 shares of common stock, par value $0.10 per share, of Santa Fe, in exchange for InterGroup’s contribution to Santa Fe of 4,460 shares of common stock (the “Common Stock”) of Woodland Village Inc. (the “Transaction”). As a result of the contribution, Woodland Village became a wholly owned subsidiary of Santa Fe. Before the issuance of the stock referenced in the preceding sentence, InterGroup had the power to vote 86.3% of the voting shares of Santa Fe, which includes the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by the Company’s Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. As of June 30, 2020, InterGroup has the power to vote 87.4% of the issued and outstanding common stock of Santa Fe, which includes the power to vote an approximately 3.7% interest in the common stock in Santa Fe under the aforementioned voting trust agreement. Mr. Winfield, Chairman of the Board of both InterGroup and Santa Fe, is a control person of both entities.

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

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated among the Company, Portsmouth and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2020 and 2019, these expenses were approximately $144,000 for each respective year.

Four of the Portsmouth directors serve as directors of InterGroup. Two of those directors also serve as directors of Santa Fe and InterGroup.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and InterGroup and oversees the investment activity of those companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth and InterGroup at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Cash Management Agreement

As part of the Hotel refinancing effective December 18, 2013, Operating entered into a Cash Management Agreement with Bank of America, N.A. (“Lender”) and Wells Fargo Bank, N.A. (“Cash Management Bank”) whereby all cash received by Operating is to be deposited into a business checking account controlled by the Cash Management Bank up to the loan maturity date. Additionally, other terms of the Cash Management Agreement provide that effective February 2019 or upon a Property Improvement Plan (“PIP”) requirement by Hilton (“Franchisor”) deemed the “Cash Sweep Period” during which all excess cash generated by Operating beyond the monthly budgeted expenses and debt services including principal and interest, insurance reserves, real estate taxes reserve, furniture fixtures and equipment (“FF&E”) reserves, for the senior and mezzanine loans, will be held by the Cash Management Bank for future hotel improvements as required by the date or a PIP. Currently, any and all funds are being controlled by the Cash Management Bank according to the Cash Management Agreement.

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

Since the opening of the Hotel as a full brand Hilton in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2020 and 2019 totaled approximately $3.0 million and $4.1 million, respectively.

Hotel Employees

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2020, approximately 87% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the fiscal year ended June 30, 2020, the Partnership renewed the CBA for Local 2 (Hotel and Restaurant Employees). CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

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

Legal Matters

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – SUBSEQUENT EVENTS

On August 19, 2020, Operating entered into a consent agreement whereby the Lender agreed to release certain PIP deposits held in escrow for the benefit of Operating but restricted to be utilized specifically for a future PIP. Since Franchisor will not require a PIP until the expiration of the franchise agreement in January 2030 or upon the sale of the Hotel, on August 19, 2020, Operating received PIP deposits in the amount of $2,379,000 held by Lender. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

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

The internal control over financial reporting include those policies and procedures that:

● pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

● provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

● provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2020.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2020:

Name	Position with the Company	Age	Term to Expire

John V. Winfield	Chairman of the Board; President	73	Fiscal 2021 Annual Meeting
	and Chief Executive Officer (1)

Robert Dika	Director (1)(2)(3)(4)	45	Fiscal 2021 Annual Meeting

William J. Nance	Director (2)(3)(4)	76	Fiscal 2021 Annual Meeting

Other Executive Officers:

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary	33	N/A

David C. Gonzalez	Advisor of Executive Strategic Real Estate and Securities Investment Committee (1)	53	N/A

(1) Member of Executive Strategic Real Estate and Securities Investment Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

(4) Member of Nominating Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first elected to the Board in May of 1995 and currently serves as the Company’s Chairman of the Board, President and Chief Executive Officer, having been appointed as such in April 1996. Mr. Winfield is also the Chairman of the Board, President and Chief Executive Officer of the Company’s subsidiary, Portsmouth, having held those positions since May of 1996. Mr. Winfield is Chairman of the Board, President and Chief Executive Officer of InterGroup, and has held those positions since 1987. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

Robert Dika — Mr. Dika was appointed as a director of the Company in December 2019. The Board of the Company has determined that he qualifies as an independent director under SEC and Nasdaq Rules. Mr. Dika is a senior finance and operations leader with a proven track record of guiding companies to profit growth, with extensive accomplishments in the Mid-Cap, Multinational, and Fortune 500 segments. He leverages professional experience in finance, accounting, corporate development, strategy, and operations to strengthen financial performance. Mr. Dika has managed various mergers and acquisitions involving companies in the food, warehousing, biotech, and textile industries. He has directed multiple corporate divestitures, including agricultural land, industrial real estate, and companies in the food, warehousing, transportation, floral, and hospitality industries. He has spearheaded billions of dollars of real estate developments, including food processing facilities, luxury hotels, shopping malls, airport facilities, and biotech research campuses. Since November 2019, he has served as Vice President – Special Projects of SunRidge Farms. He was CFO of United Melon Distributors, Inc. from January 2018 to November 2019, CFO and COO of Dr. Schulze’s American Botanical Pharmacy, Inc. from April 2017 to January 2018, CFO of Pegasus Foods, Inc. from March 2016 to April 2017, and CFO of Fantasy Cookie Company from February 2014 to November 2015. Before that, he served in various capacities with Dole Food Company, Inc., Warner Bros., Moore Global and KPMG. Mr. Dika is a Canadian Chartered Professional Accountant, and has held that designation since 2000. He obtained his Bachelor of Commerce and Finance degree from the Rotman School of Management, University of Toronto.

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

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of InterGroup on January 31, 2001. Since 1989, Mr. Gonzalez has served in numerous capacities with InterGroup, including Controller and Director of Real Estate. Mr. Gonzalez was appointed advisor of the Executive Strategic Real Estate and Securities Investment Committee of the Company, Portsmouth and InterGroup in February 2020.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2020 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Audit Committee and Audit Committee Financial Expert

Santa Fe is an unlisted company and a Smaller Reporting Company under SEC rules and regulations. The Company’s Audit Committee is currently comprised of Directors William J. Nance (Chairperson) and Robert Dika, each of whom are independent directors as independence is defined by the applicable rules of the SEC and NASDAQ, and as may be modified or supplemented. Each of these directors also meets the audit committee financial expert requirement based on their qualifications and business experience discussed above in this Item 10.

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company for each of the Company’s last two competed fiscal years ended June 30, 2020 and 2019. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary		Bonus	Compensation	Total

John V. Winfield	2020	$440,000	(1)	$-	$-	$440,000	(1)
Chairman; President	2019	$440,000	(1)	$-	$-	$440,000	(1)
and Chief Executive Officer

(1) Includes salary and director’s fees received from the Company’s subsidiary, Portsmouth, in the amount of $306,000 for the fiscal years ended June 30, 2020 and 2019, respectively and director fees in the amount of $6,000 per year paid by Santa Fe. Does not include compensation received from Santa Fe’s parent corporation, InterGroup, of $405,000, for the fiscal years ended June 30, 2020 and 2019, respectively.

Santa Fe has no stock option plan or stock appreciation rights for its executive officers. The Company has no pension or long-term incentive plans. There are no employment contracts between Santa Fe and any executive officer, and there are no termination-of-employment or change-in-control arrangements.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup, Santa Fe and Portsmouth are each public company, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2020 and 2019, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

DIRECTOR COMPENSATION

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2020.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		All Other Compensation	Total

John C. Love	$12,000	(1)	-	$12,000

William J. Nance	$16,000	(2)	-	$16,000

John V. Winfield(3)	-		-	-

Robert Dika	$4,000		-	$4,000

(1) Mr. Love also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $4,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. Mr. Love resigned from the Company’s Board of Directors on December 27, 2019.

(2) Mr. Nance also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth.

(3) As an executive officer, Mr. Winfield’s directors’ fees are reported in the Summary Compensation Table.

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

Outstanding Equity Awards at Fiscal Year End.

The Company did not have any outstanding equity awards at the end of its fiscal year ended June 30, 2020 and has no equity compensation plans in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 9, 2020, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

The InterGroup Corporation	1,121,170		83.7%
12121 Wilshire Boulevard, Suite 610
Los Angeles, CA 90025

John V. Winfield	49,400		3.7%
12121 Wilshire Boulevard, Suite 610
Los Angeles, CA 90025

The InterGroup Corporation and John V. Winfield as a group	1,170,570	(3)	87.4%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,339,310 shares of Common Stock issued and outstanding as of September 9, 2020.

(3) Pursuant to a Voting Trust Agreement dated June 30, 1998, InterGroup has the power to vote the 49,400 shares of Common Stock owned by Mr. Winfield. As President, Chairman of the Board and a 65.9% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power over the shares owned of record and beneficially by InterGroup.

Security Ownership of Management.

The following table sets forth, as of September 9, 2020, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,170,570	(3)	87.4%

Robert Dika	-	(4)	-

William J. Nance	-	(4)	-

Danfeng Xu	-		-

All Directors and Executive Officers as a Group (4 persons)	1,170,570		87.4%

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,339,310 shares of Common Stock issued and outstanding as of September 9, 2020.

(3) John V. Winfield is the sole beneficial owner of 49,400 shares of Common Stock. InterGroup is the beneficial owner of 1,121,170 shares of Common Stock. As the President, Chairman of the Board and a 65.9% beneficial shareholder of InterGroup, Mr. Winfield has voting and dispositive power with respect to the shares of Santa Fe owned of record and beneficially by InterGroup.

(4) John C. Love is a 0.7% shareholder of InterGroup as well as a Director thereof. William J. Nance is a 1.8% shareholder of InterGroup as well as a Director thereof.

Security Ownership of Management in Subsidiary

As of September 9, 2020, Santa Fe was the record and beneficial owner of 505,437 shares of its subsidiary, Portsmouth, and 100,269 shares of Portsmouth are owned by Santa Fe’s parent company, InterGroup. The President and Chairman of the Board of Santa Fe and InterGroup has voting power with respect to common shares of Portsmouth owned by Santa Fe and InterGroup which represent 82.5% of the voting power of Portsmouth. No other director or executive officer of Santa Fe has a beneficial interest in Portsmouth’s shares.

Changes in Control

There are no arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Santa Fe has no securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 9, 2020, Santa Fe and InterGroup owned 82.5% of the common stock of Portsmouth, and InterGroup and John V. Winfield, in the aggregate, owned approximately 87.4% of the voting stock of Santa Fe. Two of the Company’s Directors serve as directors of InterGroup and Portsmouth.

As discussed in Note 10 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from the InterGroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000. The loan was extended to July 1, 2021. As of June 30, 2020, the balance of the loan was $3,000,000.

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

Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, receives compensation of one percent of hotel revenue. During each of the years ended June 30, 2020 and 2019, total compensation paid to Portsmouth under the agreement was $428,000 and $598,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

Certain costs and expenses, primarily administrative salaries, rent and insurance, are allocated among the Company, its subsidiary, Portsmouth, and parent InterGroup based on management’s estimate of the pro rata utilization of resources. During each of the fiscal years ended June 30, 2020 and 2019, the Company and Portsmouth made payments to InterGroup of approximately $144,000 for administrative costs and reimbursement of direct and indirect costs associated with the management of the Companies and their investments, including the partnership asset.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and InterGroup and oversees the investment activity of those companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and InterGroup may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth and InterGroup at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

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

Item 14. Principal Accounting Fees and Services.

On November 16, 2017, the Audit Committee appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2020 and 2019 for professional services rendered by Moss Adams are set forth in the tables below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2020	2019

Audit fees	$171,000	$164,000
Tax fees	73,000	35,000
TOTAL:	$244,000	$199,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 23 through 44:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2020 and 2019

Consolidated Statements of Operations for years ended June 30, 2020 and 2019

Consolidated Statements of Shareholders’ Equity (Deficit) for years ended June 30, 2020 and 2019

Consolidated Statements of Cash Flows for years ended June 30, 2020 and 2019

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

* All exhibits marked by an asterisk have been previously filed with other documents, including Registrant’s Form 10 filed on October 27, 1967, and subsequent filings on Forms 8-K, 10-K, 10-KSB, 10-Q and 10-QSB, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date:	September 9, 2020	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 9, 2020	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Executive Officer and Chairman	September 9, 2020
John V. Winfield	of the Board (Principal Executive Officer)

/s/ Danfeng Xu	Treasurer and Controller (Principal Financial Officer)	September 9, 2020
Danfeng Xu

/s/ Robert Dika	Director	September 9, 2020
Robert Dika

/s/ William J. Nance	Director	September 9, 2020
William J. Nance

