Form 10-Q
period 2020-09-30
SANTA FE FINANCIAL CORP
filed 2020-11-03
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

The number of shares outstanding of registrant’s Common Stock, as of November 3, 2020 was 1,339,310.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	September 30, 2020	June 30, 2020
ASSETS
Investment in hotel, net	$34,950,000	$35,369,000
Investment in real estate, net	1,604,000	4,759,000
Investment in marketable securities	881,000	870,000
Other investments, net	61,000	158,000
Cash and cash equivalents	12,100,000	4,724,000
Restricted cash	9,562,000	11,675,000
Accounts receivable - hotel, net	66,000	251,000
Other assets, net	748,000	1,967,000
Deferred tax assets	6,401,000	8,483,000

Total assets	$66,373,000	$68,256,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$6,938,000	$7,588,000
Accounts payable and other liabilities	948,000	432,000
Accounts payable to related party	3,831,000	6,197,000
Related party and other notes payable	7,475,000	7,604,000
Finance leases	1,015,000	1,098,000
Other note payable - SBA Loan	4,719,000	4,719,000
Mortgage notes payable - hotel, net	111,137,000	111,446,000
Mortgage notes payable - real estate	335,000	3,306,000
Total liabilities	136,398,000	142,390,000

Shareholders’ deficit:
Common stock - par value $.10 per share; Authorized - 2,000,000; Issued 1,437,138, outstanding 1,339,310 as of September 30, 2020 and June 30, 2020, respectively	144,000	144,000
Additional paid-in capital	6,916,000	7,895,000
Accumulated deficit	(49,035,000)	(55,243,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders’ deficit	(42,926,000)	(48,155,000)
Noncontrolling interest	(27,099,000)	(25,979,000)
Total shareholders’ deficit	(70,025,000)	(74,134,000)

Total liabilities and shareholders’ deficit	$66,373,000	$68,256,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended September 30,	2020	2019

Revenues:
Hotel	$3,425,000	$15,429,000
Real estate	52,000	79,000
Total revenues	3,477,000	15,508,000

Costs and operating expenses:
Hotel operating expenses	(5,033,000)	(11,348,000)
Real estate operating expenses	(35,000)	(34,000)
Depreciation and amortization expense	(574,000)	(596,000)
General and administrative expense	(938,000)	(324,000)

Total costs and operating expenses	(6,580,000)	(12,302,000)

(Loss) income from operations	(3,103,000)	3,206,000

Other income (expense):
Interest expense - mortgage	(1,703,000)	(1,817,000)
Interest expense - related party	(105,000)	(131,000)
Gain from sale of real estate	12,043,000	-
Net gain (loss) on marketable securities	26,000	(66,000)
Net gain (loss) on marketable securities - Comstock	70,000	(225,000)
Impairment loss on other investments	(38,000)	-
Dividend and interest income	27,000	60,000
Trading and margin interest expense	(47,000)	(73,000)

Total other income (expense), net	10,273,000	(2,252,000)

Income before income taxes	7,170,000	954,000
Income tax expense	(2,082,000)	(243,000)

Net income	5,088,000	711,000
Less: Net loss (income) attributable to the noncontrolling interest	1,120,000	(350,000)

Net income attributable to Santa Fe	$6,208,000	$361,000

Basic and diluted net income per share attributable to Santa Fe	$4.64	$0.29

Weighted average number of common shares outstanding - basic and diluted	1,339,310	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Additional			Total Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2020	1,437,138	$144,000	$7,895,000	$(55,243,000)	$(951,000)	$(48,155,000)	$(25,979,000)	$(74,134,000)

Net income (loss)	-	-	-	6,208,000	-	6,208,000	(1,120,000)	5,088,000

Investment in Woodland	-	-	(979,000)	-	-	(979,000)	-	(979,000)

Balance at September 30, 2020	1,437,138	$144,000	$6,916,000	$(49,035,000)	$(951,000)	$(42,926,000)	$(27,099,000)	$(70,025,000)

			Additional			Total Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2019	1,339,638	$134,000	$8,808,000	$(54,183,000)	$(951,000)	$(46,192,000)	$(23,751,000)	$(69,943,000)

Net income	-	-	-	361,000	-	361,000	350,000	711,000

Balance at September 30, 2019	1,339,638	$134,000	$8,808,000	$(53,822,000)	$(951,000)	$(45,831,000)	$(23,401,000)	$(69,232,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended September 30,	2020	2019
Cash flows from operating activities:
Net income	$5,088,000	$711,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of real estate	(12,043,000)	-
Net unrealized loss on marketable securities	(73,000)	287,000
Impairment loss on other investments	38,000	-
Deferred taxes	2,082,000	-
Depreciation and amortization	505,000	586,000
Changes in operating assets and liabilities:
Investment in marketable securities	62,000	40,000
Accounts receivable	185,000	(95,000)
Other assets	1,219,000	237,000
Accounts payable and other liabilities - Justice	(650,000)	(540,000)
Accounts payable and other liabilities	516,000	272,000
Accounts payable related party	(2,366,000)	242,000
Due to securities broker	-	(83,000)
Obligations for securities sold	-	48,000
Net cash (used in) provided by operating activities	(5,437,000)	1,705,000

Cash flows from investing activities:
Payments for hotel and real estate investments	(105,000)	(623,000)
Net proceeds from sale of real estate	14,516,000	-
Proceeds from other investments	59,000	23,000
Investment in Woodland	(317,000)	-
Net cash provided by (used in) investing activities	14,153,000	(600,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(3,453,000)	(973,000)
Net cash used in financing activities	(3,453,000)	(973,000)

Net increase in cash and cash equivalents:	5,263,000	132,000
Cash, cash equivalents and restricted cash at the beginning of the period	16,399,000	20,827,000
Cash, cash equivalents and restricted cash at the end of the period	$21,662,000	$20,959,000

Supplemental information:
Interest paid	$1,808,000	$1,966,000
Taxes paid	$2,000	$-

Non-cash transaction:
Additions to Hotel equipment through capital lease	$30,000	$-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The September 30, 2020 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2020.

The results of operations for the three months ended September 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2021.

As of September 30, 2020, approximately 83.7% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of September 30, 2020, InterGroup also has the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by its Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Mr. Winfield, Chairman of the Board of both Santa Fe and InterGroup, is a control person of both entities. As of September 30, 2020, Santa Fe owned approximately 68.8% of the outstanding common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC Market Inc.’s Pink: PRSI). InterGroup also directly owns approximately 13.7% of the common stock of Portsmouth.

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

The Company owns a 2-unit apartment complex located in West Los Angeles, California through its wholly owned subsidiary 614 Acanto Properties, Inc. (“Acanto”).

The Company also derives income from the investment of its cash and investment securities assets. The Company has invested in income-producing instruments, equity and debt securities. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s marketable securities and other investments.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the three months ended September 30, 2020 and 2019 represent the income tax effect on the Company’s pretax income which includes its share in the net (loss) income of the Hotel.

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

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company has adopted the new standard effective July 1, 2020 and the adoption of this guidance does not have a material impact on its condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the three months ended September 30, 2020, our net cash flow used in operations was $5,437,000. For the three months ended September 30, 2019, our net cash flow provided by operations was $1,705,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Hotel had $9,562,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of September 30, 2020 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used the proceeds from the SBA Loan primarily for payroll costs. As of September 30, 2020, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until July 2021, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of September 30, 2020 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. The Company included the gain in the calculation of tax provision for the three months ended September 30, 2020. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 93.3% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe passed resolutions, respectively, to provide funding to Portsmouth if necessary. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy and low RevPAR were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of September 30, 2020, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable	$112,258,000	$1,185,000	$1,642,000	$1,732,000	$107,403,000	$11,000	$285,000
Related party and other notes payable	13,245,000	854,000	8,767,000	750,000	567,000	567,000	1,740,000
Interest	21,495,000	5,423,000	6,303,000	6,192,000	3,465,000	11,000	101,000
Total	$146,998,000	$7,462,000	$16,712,000	$8,674,000	$111,435,000	$589,000	$2,126,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended September 30,	2020	2019
Hotel revenues:
Hotel rooms	$2,890,000	$13,314,000
Food and beverage	37,000	1,222,000
Garage	470,000	736,000
Other operating departments	28,000	157,000
Total hotel revenue	$3,425,000	$15,429,000

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

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2020 and June 30, 2020 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $263,000 as of September 30, 2020, from $375,000 as of June 30, 2020. The decrease for the three months ended September 30, 2020 was primarily driven by $112,000 revenue recognized and refunds issued to guests as a result of the COVID-19 outbreak.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2020	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	1,805,000	(368,000)	1,437,000
Furniture and equipment	30,634,000	(27,631,000)	3,003,000
Building and improvements	59,467,000	(30,853,000)	28,614,000
Investment in Hotel, net	$93,802,000	$(58,852,000)	$34,950,000

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	59,467,000	(30,508,000)	28,959,000
Investment in Hotel, net	$93,666,000	$(58,297,000)	$35,369,000

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company owns and operates a 2-unit apartment complex located in West Los Angeles, California. The Company also owns land held for development located in Maui, Hawaii. Investment in real estate consisted of the following:

As of	September 30, 2020	June 30, 2020
Land	$433,000	$2,430,000
Buildings, improvements and equipment	408,000	2,922,000
Accumulated depreciation	(217,000)	(1,573,000)
	624,000	3,779,000
Land held for development	980,000	980,000
Investment in real estate, net	$1,604,000	$4,759,000

On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. The Company included the gain in the calculation of tax provision for the three months ended September 30, 2020. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES, NET

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2020 and June 30, 2020, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2020
Corporate
Equities	$5,727,000	$102,000	$(4,948,000)	$(4,846,000)	$881,000

As of June 30, 2020
Corporate
Equities	$5,788,000	$108,000	$(5,026,000)	$(4,918,000)	$870,000

As of September 30, 2020 and June 30, 2020, approximately 66% and 59%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” – NYSE AMERICAN: LODE).

As of September 30, 2020 and June 30, 2020, the Company had $4,948,000 and $5,015,000, respectively, of unrealized losses related to securities held for over one year; of which $4,859,000 and $4,928,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the net gains (losses) on marketable securities for the three months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30,	2020	2019
Realized gain (loss) on marketable securities, net	$24,000	$(4,000)
Unrealized gain (loss) on marketable securities, net	2,000	(62,000)
Unrealized gain (loss) on marketable securities related to Comstock	70,000	(225,000)
Net gain (loss) on marketable securities	$96,000	$(291,000)

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

Other investments, net consist of the following:

Type	September 30, 2020	June 30, 2020
Private equity hedge fund, at cost	$59,000	$97,000
Other investments	2,000	61,000
	$61,000	$158,000

NOTE 8 – FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	September 30, 2020	June 30, 2020
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
Basic materials	$628,000	$575,000
REITs and real estate companies	250,000	253,000
Industrials	3,000	3,000
Energy	-	39,000
	$881,000	$870,000

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

Assets	Level 3	September 30, 2020	Net loss for the three months ended September 30, 2020

Other non-marketable investments	$61,000	$61,000	$(38,000)

Assets	Level 3	June 30, 2020	Net loss for the three months ended September 30, 2019

Other non-marketable investments	$158,000	$158,000	$-

For the three months ended September 30, 2020 and 2019, we received distribution from other non-marketable investments of $59,000 and $23,000, respectively.

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

NOTE 9 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

As of	September 30, 2020	June 30, 2020

Cash and cash equivalents	$12,100,000	$4,724,000
Restricted cash	9,562,000	11,675,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$21,662,000	$16,399,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. As of June 30, 2020, restricted cash also includes key money received from Interstate that is restricted for capital improvements for the Hotel. As of September 30, 2020, the key money is included in the balance of cash and cash equivalents in the condensed consolidated balance sheet as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021.

NOTE 10 – SEGMENT INFORMATION

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

Information below represents reporting segments for the three months ended September 30, 2020 and 2019, respectively. Segment income (loss) from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income (loss) from real estate operations consists of the operation of the rental properties. Segment (loss) gain from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$3,425,000	$52,000	$-	$-	$3,477,000
Segment operating expenses	(5,033,000)	(35,000)	-	(938,000)	(6,006,000)
Segment income (loss)	(1,608,000)	17,000	-	(938,000)	(2,529,000)
Interest expense - mortgage and related party	(1,791,000)	(17,000)	-	-	(1,808,000)
Depreciation and amortization expense	(554,000)	(20,000)	-	-	(574,000)
Gain from sale of real estate	-	12,043,000	-	-	12,043,000
Income from investments	-	-	38,000	-	38,000
Income tax expense	-	-	-	(2,082,000)	(2,082,000)
Net income (loss)	$(3,953,000)	$12,023,000	$38,000	$(3,020,000)	$5,088,000
Total assets	$47,479,000	$1,604,000	$942,000	$16,348,000	$66,373,000

For the three months	Hotel	Real Estate	Investment
ended September 30, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$15,429,000	$79,000	$-	$-	$15,508,000
Segment operating expenses	(11,348,000)	(34,000)	-	(324,000)	(11,706,000)
Segment income (loss)	4,081,000	45,000	-	(324,000)	3,802,000
Interest expense - mortgage and related party	(1,923,000)	(25,000)	-	-	(1,948,000)
Depreciation and amortization expense	(568,000)	(28,000)	-	-	(596,000)
Loss from investments	-	-	(304,000)	-	(304,000)
Income tax expense	-	-	-	(243,000)	(243,000)
Net income (loss)	$1,590,000	$(8,000)	$(304,000)	$(567,000)	$711,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2020 and June 30, 2020, respectively.

As of	September 30, 2020	June 30, 2020

Note payable - InterGroup	$3,000,000	$3,000,000
Note payable - Hilton	2,929,000	3,008,000
Note payable - Interstate	1,583,000	1,646,000
SBA Loan - Justice	4,719,000	4,719,000
Total related party and other notes payable	$12,231,000	$12,373,000

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

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. As of September 30, 2020, balance of the key money is $809,000 and is included in cash and cash equivalents in the condensed consolidated balance sheet as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2020, balance of the key money plus accrued interest is $1,009,000 and is included in restricted cash in the condensed consolidated balance sheet. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan primarily for payroll costs. As of September 30, 2020, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. All payments of principal and interest are deferred until July 2021, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity.

As of September 30, 2020, the Company had finance lease obligations outstanding of $1,015,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of September 30, 2020 are as follows:

For the year ending June 30,
2021	$389,000
2022	508,000
2023	188,000
Total minimum lease payments	1,085,000
Less interest on finance lease	(70,000)
Present value of future minimum lease payments	$1,015,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2021	$854,000
2022	8,767,000
2023	750,000
2024	567,000
2025	567,000
There after	1,740,000
$13,245,000

As of September 30, 2020 and June 30, 2020, the Company had accounts payable to related party of $3,831,000 and $6,197,000, respectively. These are amounts due to InterGroup and they represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses that are allocated among the Company, Portsmouth and InterGroup.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $91,923,000 and $92,292,000 as of September 30, 2020 and June 30, 2020, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of September 30, 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village held a three-story apartment complex in Santa Monica, California and is a subsidiary of the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, InterGroup obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC and is included in the mortgage notes payable – real estate in the condensed consolidated balance sheets as of June 30, 2020. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 21, 2021. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of September 30, 2020 and June 30, 2020.

As of	September 30, 2020	June 30, 2020

Trade payable	$1,127,000	$3,032,000
Advance deposits	263,000	375,000
Property tax payable	1,048,000	523,000
Payroll and related accruals	2,211,000	1,969,000
Mortgage interest payable	525,000	527,000
Withholding and other taxes payable	506,000	370,000
Security deposit	52,000	52,000
Other payables	1,206,000	740,000
Total accounts payable and other liabilities - Justice	$6,938,000	$7,588,000

NOTE 13 – SUBSEQUENT EVENTS

None.

Item 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements.

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; partnership distributions; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all of our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Interstate and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel, and until there are vaccines or other methodologies to effectively combat this pandemic, we expect that the effects will have a material adverse effect on our business.

As a result of the CARES Act signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used proceeds from the SBA Loan primarily for payroll costs. As of September 30, 2020, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. All payments of principal and interest are deferred until July 2021, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity.

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

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel and related facilities with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. (“Woodland Village”) from InterGroup. Woodland Village’s major asset is a 27-unit apartment complex located in Santa Monica, California. On February 5, 2020, the Company acquired the additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. As a result of the transaction, Woodland Village has become a wholly owned subsidiary of the Company. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between the Company and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Santa Fe paid InterGroup $662,000 from the sale pursuant to the earn out provision in the Contribution Agreement. Santa Fe will not seek a replacement property.

The Company also owns a 2-unit apartment building in West Los Angeles, California.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The Company had net income of $5,088,000 for the three months ended September 30, 2020 compared to net income of $711,000 for the three months ended September 30, 2019. The change is primarily attributable to the gain from sale of real estate.

Hotel Operations

The Company had net loss from Hotel operations of $3,953,000 for the three months ended September 30, 2020 compared to net income of $1,614,000 for the three months ended September 30, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2020 and 2019.

For the three months ended September 30,	2020	2019
Hotel revenues:
Hotel rooms	$2,890,000	$13,314,000
Food and beverage	37,000	1,222,000
Garage	470,000	736,000
Other operating departments	28,000	157,000
Total hotel revenues	3,425,000	15,429,000
Operating expenses excluding depreciation and amortization	(5,033,000)	(11,348,000)
Operating (loss) income before interest, depreciation and amortization	(1,608,000)	4,081,000
Interest expense - mortgage	(1,791,000)	(1,923,000)
Depreciation and amortization expense	(554,000)	(544,000)
Net (loss) income from Hotel operations	$(3,953,000)	$1,614,000

For the three months ended September 30, 2020, the Hotel had operating loss of $1,608,000 before interest expense, depreciation and amortization on total operating revenues of $3,425,000 compared to operating income of $4,081,000 before interest expense, depreciation and amortization on total operating revenues of $15,429,000 for the three months ended September 30, 2019. For the three months ended September 30, 2020, room revenues decreased by $10,424,000, food and beverage revenue decreased by $1,185,000, and garage revenue decreased by $266,000, compared to the three months ended September 30, 2019. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $6,315,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2020 and 2019.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$108	54%	$58
2019	$271	98%	$266

The Hotel’s revenues decreased by 78% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $163, average occupancy dropped 44%, and RevPAR decreased by $208 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Real Estate Operations

The Company had net income from real estate operations of $12,023,000 for the three months ended September 30, 2020 compared to net loss of $8,000 for the three months ended September 30, 2019. The year over year increase is due to the sale of the Company’s 27-unit apartment complex located in Santa Monica, California for $15,650,000.

Investment Transactions

The Company had a net gain on marketable securities of $96,000 for the three months ended September 30, 2020 compared to a net loss on marketable securities of $291,000 for the three months ended September 30, 2019. For the three months ended September 30, 2020, the Company had a net realized gain of $24,000 and a net unrealized gain of $72,000. For the three months ended September 30, 2019, the Company had a net realized loss of $4,000 and a net unrealized loss of $287,000.

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

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense (benefit) during the three months ended September 30, 2020 and 2019 represent the income tax effect on the Company’s pretax income (loss) which includes its share in the net income (loss) of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2020 and June 30, 2020 by selected industry groups:

As of September 30, 2020		% of Total Investment
Industry Group	Fair Value	Securities

Basic materials	$628,000	71.3%
REITs and real estate companies	250,000	28.4%
Industrials	3,000	0.3%
	$881,000	100.0%

		% of Total
As of June 30, 2020		Investment
Industry Group	Fair Value	Securities

Basic materials	$575,000	66.1%
REITs and real estate companies	253,000	29.1%
Energy	39,000	4.5%
Industrials	3,000	0.3%
	$870,000	100.0%

As of September 30, 2020, the Company’s investment portfolio includes five equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 66% of the portfolio and consists of the common stock of Comstock included in the basic materials industry group.

As of June 30, 2020, the Company held four different equity positions in its investment portfolio. The Company held two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 60% of the portfolio and consists of the common stock of Comstock.

The following table shows the net gains (losses) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2020	2019
Net gain (loss) on marketable securities	$96,000	$(291,000)
Impairment loss on other investments	(38,000)	-
Dividend and interest income	27,000	60,000
Margin interest expense	-	(28,000)
Trading and management expenses	(47,000)	(45,000)
	$38,000	$(304,000)

FINANCIAL CONDITION AND LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the three months ended September 30, 2020, our net cash flow used in operations was $5,437,000. For the three months ended September 30, 2019, our net cash flow provided by operations was $1,705,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Hotel had $9,562,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of September 30, 2020 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used the proceeds from the SBA Loan primarily for payroll costs. As of September 30, 2020, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until July 2021, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of September 30, 2020 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. The Company included the gain in the calculation of tax provision for the three months ended September 30, 2020. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 93.3% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe passed resolutions, respectively, to provide funding to Portsmouth if necessary. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy and low RevPAR were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2020, the Company’s material financial obligations which also including interest payments:

		9 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable	$112,258,000	$1,185,000	$1,642,000	$1,732,000	$107,403,000	$11,000	$285,000
Related party and other notes payable	13,245,000	854,000	8,767,000	750,000	567,000	567,000	1,740,000
Interest	21,495,000	5,423,000	6,303,000	6,192,000	3,465,000	11,000	101,000
Total	$146,998,000	$7,462,000	$16,712,000	$8,674,000	$111,435,000	$589,000	$2,126,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2020. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending September 30, 2020, there were no pending or threatened legal actions.

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

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: November 3, 2020	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2020	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

- 26 -