Form 10-Q
period 2020-12-31
SANTA FE FINANCIAL CORP
filed 2021-01-29
CIK 86759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 0-6877

SANTA FE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	95-2452529
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1516 S. Bundy Dr., Suite 200, Los Angeles, California 90025

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

The number of shares outstanding of registrant’s Common Stock, as of January 29, 2021 was 1,339,310.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	December 31, 2020	June 30, 2020
ASSETS
Investment in hotel, net	$34,621,000	$35,369,000
Investment in real estate, net	980,000	4,759,000
Investment in marketable securities	714,000	870,000
Other investments, net	35,000	158,000
Cash and cash equivalents	8,080,000	4,724,000
Restricted cash	5,977,000	11,675,000
Accounts receivable - hotel, net	40,000	251,000
Other assets, net	995,000	1,967,000
Deferred tax assets	9,841,000	8,483,000

Total assets	$61,283,000	$68,256,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$6,380,000	$7,588,000
Accounts payable and other liabilities	203,000	432,000
Accounts payable to related party	2,813,000	6,197,000
Related party and other notes payable	8,003,000	7,604,000
Finance leases	901,000	1,098,000
Other note payable - SBA Loan	4,719,000	4,719,000
Mortgage notes payable - hotel, net	110,810,000	111,446,000
Mortgage notes payable - real estate	-	3,306,000
Total liabilities	133,829,000	142,390,000

Shareholders’ deficit:
Common stock - par value $.10 per share;
Authorized - 2,000,000;
Issued 1,437,138, outstanding 1,339,310 as of December 31, 2020 and June 30, 2020, respectively	144,000	144,000
Additional paid-in capital	6,916,000	7,895,000
Accumulated deficit	(50,366,000)	(55,243,000)
Treasury stock, at cost, 97,828 shares	(951,000)	(951,000)
Total Santa Fe shareholders’ deficit	(44,257,000)	(48,155,000)
Noncontrolling interest	(28,289,000)	(25,979,000)
Total shareholders’ deficit	(72,546,000)	(74,134,000)

Total liabilities and shareholders’ deficit	$61,283,000	$68,256,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2020	2019

Revenues:
Hotel	$3,109,000	$14,901,000
Real estate	12,000	79,000
Total revenues	3,121,000	14,980,000

Costs and operating expenses:
Hotel operating expenses	(5,133,000)	(11,730,000)
Real estate operating expenses	(5,000)	(48,000)
Depreciation and amortization expense	(558,000)	(613,000)
General and administrative expense	(258,000)	(286,000)

Total costs and operating expenses	(5,954,000)	(12,677,000)

(Loss) income from operations	(2,833,000)	2,303,000

Other income (expense):
Interest expense - mortgage	(1,701,000)	(1,716,000)
Interest expense - related party	(91,000)	(128,000)
Gain from sale of real estate	901,000	-
Net gain (loss) on marketable securities	95,000	(31,000)
Net loss on marketable securities - Comstock	(36,000)	(48,000)
Impairment loss on other investments	(26,000)	-
Dividend and interest income	-	46,000
Trading and margin interest expense	(40,000)	(64,000)

Total other expense, net	(898,000)	(1,941,000)

(Loss) income before income taxes	(3,731,000)	362,000
Income tax benefit (expense)	1,210,000	(95,000)

Net (loss) income	(2,521,000)	267,000
Less: Net loss (income) attributable to the noncontrolling interest	1,190,000	(152,000)

Net (loss) income attributable to Santa Fe	$(1,331,000)	$115,000

Basic and diluted net (loss) income per share attributable to Santa Fe	$(0.99)	$0.09

Weighted average number of common shares outstanding - basic and diluted	1,339,310	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2020	2019

Revenues:
Hotel	$6,534,000	$30,330,000
Real estate	64,000	158,000
Total revenues	6,598,000	30,488,000

Costs and operating expenses:
Hotel operating expenses	(10,166,000)	(23,078,000)
Real estate operating expenses	(40,000)	(82,000)
Depreciation and amortization expense	(1,132,000)	(1,209,000)
General and administrative expense	(1,196,000)	(610,000)

Total costs and operating expenses	(12,534,000)	(24,979,000)

(Loss) income from operations	(5,936,000)	5,509,000

Other income (expense):
Interest expense - mortgage	(3,419,000)	(3,534,000)
Interest expense - related party	(181,000)	(258,000)
Gain from sale of real estate	12,944,000	-
Net gain (loss) on marketable securities	121,000	(97,000)
Net gain (loss) on marketable securities - Comstock	34,000	(273,000)
Impairment loss on other investments	(64,000)	-
Dividend and interest income	27,000	106,000
Trading and margin interest expense	(87,000)	(137,000)

Total other income (expense), net	9,375,000	(4,193,000)

Income before income taxes	3,439,000	1,316,000
Income tax expense	(872,000)	(338,000)

Net income	2,567,000	978,000
Less: Net loss (income) attributable to the noncontrolling interest	2,310,000	(502,000)

Net income attributable to Santa Fe Financial Corporation	$4,877,000	$476,000

Basic and diluted net income per share attributable to Santa Fe Financial Corporation	$3.64	$0.38

Weighted average number of common shares outstanding - basic and diluted	1,339,310	1,241,810

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2020	1,437,138	$144,000	$7,895,000	$(55,243,000)	$(951,000)	$(48,155,000)	$(25,979,000)	$(74,134,000)

Net income (loss)	-	-	-	6,208,000	-	6,208,000	(1,120,000)	5,088,000

Investment in Woodland	-	-	(979,000)	-	-	(979,000)	-	(979,000)

Balance at September 30, 2020	1,437,138	144,000	6,916,000	(49,035,000)	(951,000)	(42,926,000)	(27,099,000)	(70,025,000)

Net loss	-	-	-	(1,331,000)	-	(1,331,000)	(1,190,000)	(2,521,000)

Balance at December 31, 2020	1,437,138	$144,000	$6,916,000	$(50,366,000)	$(951,000)	$(44,257,000)	$(28,289,000)	$(72,546,000)

						Total
			Additional			Santa Fe		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2019	1,339,638	$134,000	$8,808,000	$(54,183,000)	$(951,000)	$(46,192,000)	$(23,751,000)	$(69,943,000)

Net income	-	-	-	361,000	-	361,000	350,000	711,000

Balance at September 30, 2019	1,339,638	134,000	8,808,000	(53,822,000)	(951,000)	(45,831,000)	(23,401,000)	(69,232,000)

Net income	-	-	-	115,000	-	115,000	152,000	267,000

Balance at December 31, 2019	1,339,638	$134,000	$8,808,000	$(53,707,000)	$(951,000)	$(45,716,000)	$(23,249,000)	$(68,965,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2020	2019
Cash flows from operating activities:
Net income	$2,567,000	$978,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net unrealized (gain) loss on marketable securities	(1,184,000)	416,000
Gain from sale of real estate	(12,944,000)	-
Impairment loss on other investments	64,000	-
Deferred taxes	(1,358,000)	337,000
Depreciation and amortization	1,002,000	1,137,000
Changes in operating assets and liabilities:
Investment in marketable securities	1,340,000	397,000
Accounts receivable	211,000	534,000
Other assets	972,000	(94,000)
Accounts payable and other liabilities - Justice	(1,208,000)	(2,651,000)
Accounts payable and other liabilities	(229,000)	36,000
Accounts payable related party	(3,384,000)	92,000
Due to securities broker	-	260,000
Obligations for securities sold	-	(625,000)
Net cash (used in) provided by operating activities	(14,151,000)	817,000

Cash flows from investing activities:
Proceeds from sale of real estate	16,040,000	-
Payments for hotel and real estate investments	(333,000)	(907,000)
Investment in Woodland	(317,000)	-
Proceeds from other investments	59,000	23,000
Payments for real estate	-	(2,000)
Net cash provided by (used in) investing activities	15,449,000	(886,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(4,290,000)	(1,040,000)
Proceeds from related party note payable	700,000	-
Issuance cost from refinance of mortgage note payable	-	(519,000)
Issuance cost from refinance of related party note	(50,000)	-
Net cash used in financing activities	(3,640,000)	(1,559,000)

Net decrease in cash and cash equivalents:	(2,342,000)	(1,628,000)
Cash, cash equivalents and restricted cash at the beginning of the period	16,399,000	20,827,000
Cash, cash equivalents and restricted cash at the end of the period	$14,057,000	$19,199,000

Supplemental information:
Interest paid	$3,600,000	$3,819,000
Taxes paid	$2,227,000	$-
Non-cash transaction:
Additions to Hotel equipment through capital lease	$30,000	$-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

SANTA FE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Santa Fe Financial Corporation (“Santa Fe” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of Santa Fe and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2020.

The results of operations for the six months ended December 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2021.

As of December 31, 2020, approximately 83.7% of the outstanding common stock of Santa Fe was owned by The InterGroup Corporation (“InterGroup”), a public company (NASDAQ: INTG). As of December 31, 2020, InterGroup also has the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by its Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Mr. Winfield, Chairman of the Board of both Santa Fe and InterGroup, is a control person of both entities. As of December 31, 2020, Santa Fe owned approximately 68.8% of the outstanding common stock of Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC Market Inc.’s Pink: PRSI). InterGroup also directly owns approximately 13.7% of the common stock of Portsmouth.

The Company’s principal source of operating revenue has been, and continues to be, derived from the management of its 68.8% owned subsidiary, Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership (“Justice” or the “Partnership”), a California limited partnership. Portsmouth owns approximately 96.6% of the voting interest in Justice and is the sole general partner of Justice. The financial statements of Justice are consolidated with those of the Company.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the six months ended December 31, 2020 and 2019 represent the income tax effect on the Company’s pretax income which includes its share in the net (loss) income of the Hotel.

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

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the six months ended December 31, 2020, our net cash flow used in operations was $14,151,000. For the six months ended December 31, 2019, our net cash flow provided by operations was $817,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $8,080,000 and $4,724,000 as of December 31, 2020 and June 30, 2020, respectively. In addition, the Hotel had $5,977,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of December 31, 2020 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used the proceeds from the SBA Loan primarily for payroll costs. As of December 31, 2020, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until July 2021, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. On December 29, 2020, Justice submitted its application for full loan forgiveness.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the three months ended December 31, 2020, InterGroup completed refinancing on two of its California properties and generated net proceeds of $4,327,000. In January 2021, InterGroup refinanced an additional California property and generated net proceeds of $1,057,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of December 31, 2020 should additional liquidity be necessary.

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

As the sole general partner of Justice that controls approximately 96.6% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe passed resolutions, respectively, to provide funding to Portsmouth if necessary. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 from its current loan balance of $3,000,000 due to InterGroup. On December 31, 2020, InterGroup advanced $700,000 to Justice per the aforementioned agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

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

The following table provides a summary as of December 31, 2020, the Company’s material financial obligations which also includes interest payments:

		6 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable	$111,536,000	$790,000	$1,632,000	$1,721,000	$107,393,000	$-	$-
Related party and other notes payable	13,690,000	520,000	9,467,000	750,000	567,000	567,000	1,819,000
Interest	18,913,000	2,989,000	6,291,000	6,180,000	3,453,000	-	-
Total	$144,139,000	$4,299,000	$17,390,000	$8,651,000	$111,413,000	$567,000	$1,819,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended December 31,	2020	2019
Hotel revenues:
Hotel rooms	$2,584,000	$12,497,000
Food and beverage	76,000	1,425,000
Garage	424,000	776,000
Other operating departments	25,000	203,000
Total hotel revenue	$3,109,000	$14,901,000

For the six months ended December 31,	2020	2019
Hotel revenues:
Hotel rooms	$5,474,000	$25,811,000
Food and beverage	113,000	2,647,000
Garage	894,000	1,512,000
Other operating departments	53,000	360,000
Total hotel revenue	$6,534,000	$30,330,000

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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2020 and June 30, 2020 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $221,000 as of December 31, 2020, from $375,000 as of June 30, 2020. The decrease for the six months ended December 31, 2020 was primarily driven by $154,000 of revenue recognized and refunds issued to guests as a result of the COVID-19 outbreak.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2020	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	1,805,000	(448,000)	1,357,000
Furniture and equipment	30,282,000	(27,753,000)	2,529,000
Building and improvements	60,046,000	(31,207,000)	28,839,000
Investment in Hotel, net	$94,029,000	$(59,408,000)	$34,621,000

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$1,896,000	$-	$1,896,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	59,467,000	(30,508,000)	28,959,000
Investment in Hotel, net	$93,666,000	$(58,297,000)	$35,369,000

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

As of December 31, 2020, the Company’s only investment in real estate was land held for development located in Maui, Hawaii owned by Portsmouth. Investment in real estate consisted of the following:

As of	December 31, 2020	June 30, 2020
Land	$-	$2,430,000
Buildings, improvements and equipment	-	2,922,000
Accumulated depreciation	-	(1,573,000)
	-	3,779,000
Land held for development	980,000	980,000
Investment in real estate, net	$980,000	$4,759,000

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

On November 23, 2020, Santa Fe sold its 2-unit apartment complex in West Los Angeles, California to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of the Company’s obligation to InterGroup. Santa Fe acquired the property on February 1, 2002 for $785,000. Outstanding mortgage on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000. The sales price of the property represents its current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies.

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

At December 31, 2020 and June 30, 2020, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of December 31, 2020
Corporate
Equities	$4,449,000	$141,000	$(3,876,000)	$(3,735,000)	$714,000

As of June 30, 2020
Corporate
Equities	$5,788,000	$108,000	$(5,026,000)	$(4,918,000)	$870,000

As of December 31, 2020 and June 30, 2020, approximately 55% and 59%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (“Comstock” – NYSE AMERICAN: LODE).

As of December 31, 2020, the Company’s entire marketable securities portfolio consists of 19,282 shares of Comstock which were owned directly by the Company.

As of December 31, 2020 and June 30, 2020, the Company had $3,876,000 and $5,015,000, respectively, of unrealized losses related to securities held for over one year; of which $3,840,000 and $4,928,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the net gains (losses) on marketable securities for the three and six months ended December 31, 2020 and 2019, respectively.

For the three months ended December 31,	2020	2019
Realized (loss) gain on marketable securities, net	$(1,053,000)	$51,000
Unrealized gain (loss) on marketable securities, net	1,148,000	(82,000)
Unrealized loss on marketable securities related to Comstock	(36,000)	(48,000)
Net income (loss) on marketable securities	$59,000	$(79,000)

For the six months ended December 31,	2020	2019
Realized (loss) gain on marketable securities, net	$(1,029,000)	$47,000
Unrealized gain (loss) on marketable securities, net	1,150,000	(144,000)
Unrealized gain (loss) on marketable securities related to Comstock	34,000	(273,000)
Net income (loss) on marketable securities	$155,000	$(370,000)

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

Other investments, net consist of the following:

Type	December 31, 2020	June 30, 2020
Private equity hedge fund, at cost	$35,000	$97,000
Other investments	-	61,000
	$35,000	$158,000

NOTE 8 – FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	December 31, 2020	June 30, 2020
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$431,000	$575,000
REITs and real estate companies	283,000	253,000
Industrials	-	3,000
Energy	-	39,000
	$714,000	$870,000

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

			Net loss for the six months
Assets	Level 3	December 31, 2020	ended December 31, 2020

Other non-marketable investments	$35,000	$35,000	$(64,000)

			Net loss for the six months
Assets	Level 3	June 30, 2020	ended December 31, 2019

Other non-marketable investments	$158,000	$158,000	$-

For the six months ended December 31, 2020 and 2019, we received distribution from other non-marketable investments of $59,000 and $23,000, respectively.

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

As of	December 31, 2020	June 30, 2020

Cash and cash equivalents	$8,080,000	$4,724,000
Restricted cash	5,977,000	11,675,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$14,057,000	$16,399,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. As of June 30, 2020, restricted cash also includes key money received from Interstate that is restricted for capital improvements for the Hotel. As of December 31, 2020, the key money balance was zero as Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021.

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

Information below represents reporting segments for the three and six months ended December 31, 2020 and 2019, respectively. Segment income (loss) from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income (loss) from real estate operations consists of the operation of the rental properties. Segment (loss) gain from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the three months ended December 31, 2020	Hotel Operations	Real Estate Operations	Investment Transactions	Corporate	Total
Revenues	$3,109,000	$12,000	$-	$-	$3,121,000
Segment operating expenses	(5,133,000)	(5,000)	-	(258,000)	(5,396,000)
Segment income (loss)	(2,024,000)	7,000	-	(258,000)	(2,275,000)
Interest expense - mortgage	(1,791,000)	(1,000)	-	-	(1,792,000)
Gain on sale of real estate		901,000			901,000
Depreciation and amortization expense	(557,000)	(1,000)	-	-	(558,000)
Loss from investments	-	-	(7,000)	-	(7,000)
Income tax benefit	-	-	-	1,210,000	1,210,000
Net income (loss)	$(4,372,000)	$906,000	$(7,000)	$952,000	$(2,521,000)
Total assets	$42,641,000	$980,000	$749,000	$16,913,000	$61,283,000

For the three months ended December 31, 2019	Hotel Operations	Real Estate Operations	Investment Transactions	Corporate	Total
Revenues	$14,901,000	$79,000	$-	$-	$14,980,000
Segment operating expenses	(11,730,000)	(48,000)	-	(286,000)	(12,064,000)
Segment income (loss)	3,171,000	31,000	-	(286,000)	2,916,000
Interest expense - mortgage	(1,825,000)	(19,000)	-	-	(1,844,000)
Depreciation and amortization expense	(586,000)	(27,000)	-	-	(613,000)
Loss from investments	-	-	(97,000)	-	(97,000)
Income tax expense	-	-	-	(95,000)	(95,000)
Net income (loss)	$760,000	$(15,000)	$(97,000)	$(381,000)	$267,000

As of and for the six months ended December 31, 2020	Hotel Operations	Real Estate Operations	Investment Transactions	Corporate	Total
Revenues	$6,534,000	$64,000	$-	$-	$6,598,000
Segment operating expenses	(10,166,000)	(40,000)	-	(1,196,000)	(11,402,000)
Segment income (loss)	(3,632,000)	24,000	-	(1,196,000)	(4,804,000)
Interest expense - mortgage	(3,582,000)	(18,000)	-	-	(3,600,000)
Gain on sale of real estate		12,944,000			12,944,000
Depreciation and amortization expense	(1,111,000)	(21,000)	-	-	(1,132,000)
Income from investments	-	-	31,000	-	31,000
Income tax expense	-	-	-	(872,000)	(872,000)
Net income (loss)	$(8,325,000)	$12,929,000	$31,000	$(2,068,000)	$2,567,000
Total assets	$42,641,000	$980,000	$749,000	$16,913,000	$61,283,000

For the six months ended December 31, 2019	Hotel Operations	Real Estate Operations	Investment Transactions	Corporate	Total
Revenues	$30,330,000	$158,000	$-	$-	$30,488,000
Segment operating expenses	(23,078,000)	(82,000)	-	(610,000)	(23,770,000)
Segment income (loss)	7,252,000	76,000	-	(610,000)	6,718,000
Interest expense - mortgage	(3,748,000)	(44,000)	-	-	(3,792,000)
Depreciation and amortization expense	(1,154,000)	(55,000)	-	-	(1,209,000)
Loss from investments	-	-	(401,000)	-	(401,000)
Income tax expense	-	-	-	(338,000)	(338,000)
Net income (loss)	$2,350,000	$(23,000)	$(401,000)	$(948,000)	$978,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2020 and June 30, 2020, respectively.

As of	December 31, 2020	June 30, 2020

Note payable - InterGroup	$3,700,000	$3,000,000
Note payable - Hilton	2,850,000	3,008,000
Note payable - Interstate	1,521,000	1,646,000
SBA Loan - Justice	4,719,000	4,719,000
Total related party and other notes payable	$12,790,000	$12,373,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 1, 2021. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 from its current loan balance of $3,000,000 due to InterGroup. On December 31, 2020, InterGroup advanced $700,000 to Justice per the aforementioned agreement.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. As of December 31, 2020, the key money balance was zero as Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2020, balance of the key money plus accrued interest is $1,009,000 and is included in restricted cash in the condensed consolidated balance sheet. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the SBA Loan primarily for payroll costs. As of December 31, 2020, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. All payments of principal and interest are deferred until July 2021, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. On December 29, 2020, Justice submitted its application for full loan forgiveness.

As of December 31, 2020, the Company had finance lease obligations outstanding of $901,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of December 31, 2020 are as follows:

For the year ending June 30,

2021	$262,000
2022	508,000
2023	188,000
Total minimum lease payments	958,000
Less interest on finance lease	(57,000)
Present value of future minimum lease payments	$901,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2021	$520,000
2022	9,467,000
2023	750,000
2024	567,000
2025	567,000
Thereafter	1,819,000
$13,690,000

As of December 31, 2020 and June 30, 2020, the Company had accounts payable to related party of $2,813,000 and $6,197,000, respectively. These are amounts due to InterGroup and they represent certain shared costs and expenses, primarily general and administrative expenses, rent, insurance and other expenses that are allocated among the Company, Portsmouth and InterGroup.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $91,536,000 and $92,292,000 as of December 31, 2020 and June 30, 2020, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of December 31, 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

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

On November 23, 2020, Santa Fe sold its 2-unit apartment complex in West Los Angeles, California to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of the Company’s obligation to InterGroup. Santa Fe acquired the property on February 1, 2002 for $785,000. Outstanding mortgage on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000. The sales price of the property represents its current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of December 31, 2020 and June 30, 2020.

As of	December 31, 2020	June 30, 2020

Trade payable	$1,446,000	$3,032,000
Advance deposits	221,000	375,000
Property tax payable	523,000	523,000
Payroll and related accruals	2,221,000	1,969,000
Mortgage interest payable	416,000	527,000
Withholding and other taxes payable	519,000	370,000
Security deposit	52,000	52,000
Other payables	982,000	740,000
Total accounts payable and other liabilities - Justice	$6,380,000	$7,588,000

NOTE 13 – SUBSEQUENT EVENTS

On January 15, 2021, we moved our corporate office from 12121 Wilshire Boulevard, Suite 610, Los Angeles, California to 1516 S. Bundy Dr., Suite 200, Los Angeles, California.

As of November 25, 2020, a group of less than ten shareholders of Santa Fe Financial Corporation approved a Corporate Action to distribute the assets of that company and then liquidate the corporate entity. The Corporate Action was approved by the holders of approximately 87.4% of the total issued and outstanding voting capital stock of that company entitled to vote on matters submitted to the holders of common stock as of that record date.

The terms of the dissolution are:

●	The assets of that company consist of:

○	505,437 shares of Portsmouth Square, Inc. common stock with a per share price of $41.00 as of January 15, 2021

○	Cash in the approximate amount of $6.0 million (net of income taxes paid)

●	On the 20th calendar day following the date of mailing of the definitive information statement on Schedule 14C which was filed with the SEC on January 22, 2021, the holder of each share of Santa Fe common stock will receive .38 of a share of Portsmouth common stock and the amount of cash in Santa Fe divided by 1,339,310 (the number of issued and outstanding shares of Santa Fe common stock). Subsequent to when the cash of Santa Fe shall be distributed to all shareholders, net of tax liabilities, on a pro rata basis based upon number of shares of common stock of Santa Fe owned by each shareholder on the date of liquidation pursuant to the plan of liquidation and dissolution. With respect thereto, when stockholders of Santa Fe will receive 0.38 shares of Portsmouth stock for each share of Santa Fe stock owned, they will receive cash in lieu of fractional Portsmouth shares.

In January 2021, InterGroup advanced $2,000,000 to Justice per the loan modification agreement entered into on December 16, 2020.

Item 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2020, due to the surge in COVID-19 cases and hospitalizations, the Health Officer of the City and County of San Francisco has suspended or restricted certain activities. Health Order C19-07q (the “Order”) incorporates suspensions, reductions in capacity limits, and other restrictions contained in the Regional Stay At Home Order issued by the California Department of Public Health on December 3, 2020. Effective December 17, 2020, the Bay Area Region, including San Francisco, is required to comply with the State’s December 3, 2020 Regional Stay-at-Home Order. The Order strongly discourages anyone in the County from travelling for leisure, recreation, business or other purposes that can be postponed until after the current surge. With limited exceptions, this Order imposed a mandatory quarantine on anyone traveling, moving, or returning to the County from anywhere outside the Bay Area. Effective January 20, 2021, Health Order C19-07r revised and replaced the previous Order; it continues to temporarily prohibit certain businesses and activities from resuming but allows certain other businesses, activities, travel and governmental functions to occur subject to specified health and safety restrictions, limitations, and conditions to limit the transmission of COVID-19. The Mayor announced on January 25, 2021 that hotels and lodging may accept reservations for tourist use from in-state and out of state guests. Out of Bay Area guests are required to quarantine for 10 days and must make a reservation for 10 days or longer in order to do so. Indoor gyms, meeting rooms, ballrooms and dining must remain closed, though outdoor dining can resume.

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

As a result of the CARES Act signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used proceeds from the SBA Loan primarily for payroll costs. As of December 31, 2020, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. All payments of principal and interest are deferred until July 2021, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. On December 29, 2020, Justice submitted its application for full loan forgiveness.

RESULTS OF OPERATIONS

The Company’s principal source of revenue continues to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. The Company also generated income from its investments in multi-family real estate properties and from investment of its cash and securities assets. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice and Portsmouth have been consolidated with those of the Company.

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

In addition to the operations of the Hotel, the Company also generated income from the ownership and management of real estate. On December 31, 1997, the Company acquired a controlling 55.4% interest in Intergroup Woodland Village, Inc. (“Woodland Village”) from InterGroup at a cost of $859,000. Woodland Village’s major asset is a 27-unit apartment complex located in Santa Monica, California. On February 5, 2020, the Company acquired the additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. As a result of the transaction, Woodland Village has become a wholly owned subsidiary of the Company. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between the Company and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Santa Fe paid InterGroup $662,000 from the sale pursuant to the earn out provision in the Contribution Agreement. Santa Fe will not seek a replacement property.

On November 23, 2020, Santa Fe sold its 2-unit apartment complex in West Los Angeles, California to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of the Company’s obligation to InterGroup. Santa Fe acquired the property on February 1, 2002 for $785,000. Outstanding mortgage on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000. The sales price of the property represents its current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

The Company had net loss of $2,521,000 for the three months ended December 31, 2020 compared to net income of $267,000 for the three months ended December 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $4,372,000 for the three months ended December 31, 2020 compared to net income of $760,000 for the three months ended December 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2020 and 2019.

For the three months ended December 31,	2020	2019
Hotel revenues:
Hotel rooms	$2,584,000	$12,497,000
Food and beverage	76,000	1,425,000
Garage	424,000	776,000
Other operating departments	25,000	203,000
Total hotel revenues	3,109,000	14,901,000
Operating expenses excluding depreciation and amortization	(5,133,000)	(11,730,000)
Operating (loss) income before interest, depreciation and amortization	(2,024,000)	3,171,000
Interest expense - mortgage	(1,791,000)	(1,825,000)
Depreciation and amortization expense	(557,000)	(586,000)
Net (loss) income from Hotel operations	$(4,372,000)	$760,000

For the three months ended December 31, 2020, the Hotel had operating loss of $2,024,000 before interest expense, depreciation and amortization on total operating revenues of $3,109,000 compared to operating income of $3,171,000 before interest expense, depreciation and amortization on total operating revenues of $14,901,000 for the three months ended December 31, 2019. For the three months ended December 31, 2020, room revenues decreased by $9,913,000, food and beverage revenue decreased by $1,349,000, and garage revenue decreased by $352,000, compared to the three months ended December 31, 2019. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $6,597,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2020 and 2019.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$107	48%	$52
2019	$255	98%	$250

The Hotel’s revenues decreased by 79% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $149, average occupancy dropped 50%, and RevPAR decreased by $199 for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Real Estate Operations

The Company had net income from real estate operations of $906,000 for the three months ended December 31, 2020 compared to net loss of $15,000 for the three months ended December 31, 2019. The change year over year is due to the sale of the Company’s 2-unit apartment complex located in West Los Angeles, California for $1,530,000 to InterGroup.

Investment Transactions

The Company had a net gain on marketable securities of $59,000 for the three months ended December 31, 2020 compared to a net loss on marketable securities of $79,000 for the three months ended December 31, 2019.

For the three months ended December 31, 2020, the Company had a net realized loss of $1,053,000 and a net unrealized gain of $1,112,000. For the three months ended December 31, 2019, the Company had a net realized gain of $51,000 and a net unrealized loss of $130,000.

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

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense (benefit) during the three months ended December 31, 2020 and 2019 represent the income tax effect on the Company’s pretax income (loss) which includes its share in the net income (loss) of the Hotel.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

The Company had net income of $2,567,000 for the six months ended December 31, 2020 compared to net income of $978,000 for the six months ended December 31, 2019. The increase is primarily attributable to the gain from sale of real estate offset by loss from operations.

Hotel Operations

The Company had net loss from Hotel operations of $8,325,000 for the six months ended December 31, 2020 compared to net income of $2,350,000 for the six months ended December 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2020 and 2019.

For the six months ended December 31,	2020	2019
Hotel revenues:
Hotel rooms	$5,474,000	$25,811,000
Food and beverage	113,000	2,647,000
Garage	894,000	1,512,000
Other operating departments	53,000	360,000
Total hotel revenues	6,534,000	30,330,000
Operating expenses excluding depreciation and amortization	(10,166,000)	(23,078,000)
Operating (loss) income before interest, depreciation and amortization	(3,632,000)	7,252,000
Interest expense - mortgage	(3,582,000)	(3,748,000)
Depreciation and amortization expense	(1,111,000)	(1,154,000)
Net (loss) income from Hotel operations	$(8,325,000)	$2,350,000

For the six months ended December 31, 2020, the Hotel had operating loss of $3,632,000 before interest expense, depreciation and amortization on total operating revenues of $6,534,000 compared to operating income of $7,252,000 before interest expense, depreciation and amortization on total operating revenues of $30,330,000 for the six months ended December 31, 2019. For the six months ended December 31, 2020, room revenues decreased by $20,337,000, food and beverage revenue decreased by $2,534,000, and garage revenue decreased by $618,000, compared to the six months ended December 31, 2019. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $12,912,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2020 and 2019.

Six months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$107	51%	$55
2019	$263	98%	$258

The Hotel’s revenues decreased by 79% for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019. Average daily rate decreased by $156, average occupancy decreased by 47%, and RevPAR decreased by $203 for the six months ended December 31, 2020, compared to the six months ended December 31, 2019.

Real Estate Operations

The Company had net income from real estate operations of $12,929,000 for the six months ended December 31, 2020 compared to net loss of $23,000 for the six months ended December 31, 2019. The change year over year is due to the sale of the Company’s 2-unit apartment complex located in West Los Angeles, California for $1,530,000 to InterGroup and the sale of the Company’s 27-unit apartment complex located in Santa Monica, California for $15,650,000 to an unrelated third party.

Investment Transactions

The Company had a net gain on marketable securities of $155,000 for the six months ended December 31, 2020 compared to a net loss on marketable securities of $370,000 for the six months ended December 31, 2019. For the six months ended December 31, 2020, the Company had a net realized loss of $1,029,000 and a net unrealized gain of $1,184,000. For the six months ended December 31, 2019, the Company had a net realized gain of $47,000 and a net unrealized loss of $417,000.

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

The Company consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the six months ended December 31, 2020 and 2019 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2020 and June 30, 2020 by selected industry groups:

		% of Total
As of December 31, 2020		Investment
Industry Group	Fair Value	Securities

Basic materials	$431,000	60.4%
REITs and real estate companies	283,000	39.6%
Industrials	-	0.0%
	$714,000	100.0%

		% of Total
As of June 30, 2020		Investment
Industry Group	Fair Value	Securities

Basic materials	$575,000	66.1%
REITs and real estate companies	253,000	29.1%
Energy	39,000	4.5%
Industrials	3,000	0.3%
	$870,000	100.0%

As of December 31, 2020, the Company’s investment portfolio includes four equity positions. The Company holds three equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 55% of the portfolio and consists of the common stock of Comstock included in the basic materials industry group.

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

For the three months ended December 31,	2020	2019
Net gain (loss) on marketable securities	$59,000	$(79,000)
Impairment loss on other investments	(26,000)	-
Dividend and interest income	-	46,000
Margin interest expense	-	(27,000)
Trading and management expenses	(40,000)	(37,000)
	$(7,000)	$(97,000)

For the six months ended December 31,	2020	2019
Net gain (loss) on marketable securities	$155,000	$(370,000)
Impairment loss on other investments	(64,000)	-
Dividend and interest income	27,000	106,000
Margin interest expense	-	(55,000)
Trading and management expenses	(87,000)	(82,000)
	$31,000	$(401,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $8,080,000 and $4,724,000 as of December 31, 2020 and June 30, 2020, respectively. In addition, the Hotel had $5,977,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of December 31, 2020 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used the proceeds from the SBA Loan primarily for payroll costs. As of December 31, 2020, Justice had used all proceeds of the SBA Loan in qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until July 2021, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. On December 29, 2020, Justice submitted its application for full loan forgiveness.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the three months ended December 31, 2020, InterGroup completed refinancing on two of its California properties and generated net proceeds of $4,327,000. In January 2021, InterGroup refinanced an additional California property and generated net proceeds of $1,057,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of December 31, 2020 should additional liquidity be necessary.

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

As the sole general partner of Justice that controls approximately 96.6% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe passed resolutions, respectively, to provide funding to Portsmouth if necessary. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 from its current loan balance of $3,000,000 due to InterGroup. On December 31, 2020, InterGroup advanced $700,000 to Justice per the aforementioned agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2020, the Company’s material financial obligations which also including interest payments:

		6 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable	$111,536,000	$790,000	$1,632,000	$1,721,000	$107,393,000	$-	$-
Related party and other notes payable	13,690,000	520,000	9,467,000	750,000	567,000	567,000	1,819,000
Interest	18,913,000	2,989,000	6,291,000	6,180,000	3,453,000	-	-
Total	$144,139,000	$4,299,000	$17,390,000	$8,651,000	$111,413,000	$567,000	$1,819,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2020. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending December 31, 2020, there were no pending or threatened legal actions.

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

Item 5. OTHER INFORMATION

As of November 25, 2020, a group of less than ten shareholders of Santa Fe Financial Corporation approved a Corporate Action to distribute the assets of the company and then liquidate the corporate entity. The Corporate Action was approved by the holders of approximately 87.4% of the total issued and outstanding voting capital stock of that company entitled to vote on matters submitted to the holders of common stock as of that record date.

The terms of the dissolution are:

●	The assets of Santa Fe consist of:

○	505,437 shares of Portsmouth Square, Inc. common stock with a per share price of $41.00 as of January 15, 2021

○	Cash in the approximate amount of $6.0 million (net of income taxes paid)

●	On the 20th calendar day following the date of mailing of the definitive information statement on Schedule 14C which was filed with the SEC on January 22, 2021, the holder of each share of Santa Fe common stock will receive .38 of a share of Portsmouth common stock and the amount of cash in the Company divided by 1,339,310 (the number of issued and outstanding shares of Santa Fe common stock).Subsequent to when the cash of the Company shall be distributed to all shareholders, net of tax liabilities, on a pro rata basis based upon number of shares of common stock of the Company owned by each shareholder on the date of liquidation pursuant to the plan of liquidation and dissolution. With respect thereto, when the Company stockholders will receive 0.38 shares of Portsmouth stock for each share of Company stock owned, they will receive cash in lieu of fractional Portsmouth shares.

●	Santa Fe shall file a final U.S. Corporate Income Tax Return for the period ending on the date of liquidation, as well as file Form 966, Corporate Dissolution or Liquidation,” within 30 days of the liquidation.

●	However, with respect to third party shareholders, the transaction is expected to be treated as a taxable liquidation under section 331 of the IRS Code. Therefore, Santa Fe is expected to recognize built-in gain or loss on the assets distributed third party shareholders under Section 336 of the Code, and the third-party shareholders are expected to recognize gain or loss on the cancellation of their shares equal to the difference between the fair market value of the assets received and their stock basis in Santa Fe. To the extent third party shareholders include non-U.S. persons, these shareholders are not expected to be subject to U.S. federal income tax unless Santa Fe is considered a U.S. real property holding corporation (“USRPHC”) under the Foreign Investment in Real Property Tax Act within five years preceding the date of the liquidation. A U.S. corporation is generally considered a USRPHC if at least 50 percent of its assets includes “U.S. Real Property Interests.” If Santa Fe is considered a USRPHC, then it is responsible for withholding 15% of the amount realized by the non-U.S. SHs on the liquidation.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE FINANCIAL CORPORATION
(Registrant)

Date: January 29, 2021	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2021	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

- 32 -